Form 10-Q
period 2006-09-30
Warner Chilcott Ltd
filed 2006-11-14
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-33039

WARNER CHILCOTT LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	98-0496358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification Nos.)

100 Enterprise Drive, Rockaway, New Jersey 07866

(Address of principal executive offices)

973-442-3200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “Large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of November 1, 2006 the registrant had 250,557,246 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of September 30, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$287,910	$11,502
Accounts receivable, net	50,419	29,765
Inventories	59,421	31,398
Prepaid income taxes	3,248	3,132
Prepaid expense and other current assets	49,594	43,768

Total current assets	450,592	119,565

Property, plant and equipment, net	44,863	37,102
Intangible assets, net	1,594,857	1,519,847
Goodwill	1,260,777	1,260,777
Other non-current assets	56,920	80,924

Total assets	$3,408,009	$3,018,215

LIABILITIES
Current liabilities:
Accounts payable	$19,335	$17,629
Accrued expenses and other current liabilities	111,848	114,054
Current portion of long-term debt	222,299	14,000

Total current liabilities	353,482	145,683

Other liabilities:
Long-term debt, excluding current portion	1,591,526	1,975,500
Other non-current liabilities	128,675	128,597

Total liabilities	2,073,683	2,249,780

Commitments and contingencies (see Note 14)
Preferred Stock in subsidiary (at liquidation preference and redemption value)	—	435,925

SHAREHOLDERS’ EQUITY
Class A Common Stock, par value $0.01 per share; 500,000,000 and 117,380,000 shares authorized; 251,047,256 and 93,287,355 shares issued and 250,557,246 and 93,287,355 outstanding	2,506	933
Class L Common Stock, par value $0.01 per share; 0 and 12,820,000 shares authorized; 0 and 10,671,502 shares issued and outstanding (aggregate liquidation preference of $873,498 as of December 31, 2005)	—	107
Additional paid-in capital	2,039,166	883,951
Retained (deficit)	(701,636)	(556,646)
Treasury stock, at cost (490,010 Class A shares)	(6,330)	—
Accumulated other comprehensive income	620	4,165

Total shareholders’ equity	1,334,326	332,510

Total liabilities and shareholders’ equity	$3,408,009	$3,018,215

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
REVENUE
Net sales	$194,668	$123,999	$548,099	$360,838
Other revenue	—	5,044	—	15,977

Total revenue	194,668	129,043	548,099	376,815

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	39,186	21,624	108,204	77,507
Selling, general and administrative	99,671	38,168	198,978	121,401
Research and development	4,794	39,304	19,451	52,088
Amortization of intangible assets	63,151	59,400	185,125	180,100
Acquired in-process research and development	—	—	—	280,700
Transaction costs	—	—	—	35,975
Interest income	(1,721)	(393)	(2,506)	(1,050)
Interest expense	57,387	39,795	149,286	107,758
Accretion on preferred stock of subsidiary	8,484	8,374	26,190	23,010

(LOSS) BEFORE TAXES	(76,284)	(77,229)	(136,629)	(500,674)
Provision / (benefit) for income taxes	4,744	(3,328)	8,361	(8,265)

NET (LOSS)	(81,028)	(73,901)	(144,990)	(492,409)
Preferential distribution to Class L common shareholders (a)	20,891	20,785	65,112	56,952

Net (loss) attributable to Class A common shareholders	$(101,919)	$(94,686)	$(210,102)	$(549,361)

Earnings (Loss) per share (a):
Class A—Basic	$(0.95)	$(1.07)	$(2.20)	$(6.23)
Class A—Diluted	$(0.95)	$(1.07)	$(2.20)	$(6.23)
Class L—Basic	$2.20	$1.95	$6.33	$5.35
Class L—Diluted	$2.20	$1.95	$6.33	$5.34

(a) = All Class L shares outstanding were converted into Class A common shares upon the Company’s initial public offering on September 20, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(All amounts in thousands except share amounts)

(Unaudited)

	Number of Class A Shares	Number of Class L Shares	Class A Common Stock	Class L Common Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance as of December 31, 2005	93,287,355	10,671,502	$933	$107	$883,951	$(556,646)	$4,165	$—	$332,510

Proceeds from initial public offering	70,600,000	—	706	—	1,004,976	—	—	—	1,005,682
Conversion of Class L common stock	76,549,828	(10,669,441)	765	(107)	(658)	—	—	—	—
Conversion of Preferred Stock in Warner Chilcott Holdings Company II, Limited	9,480,302	—	95	—	134,905	—	—	—	135,000
Net (Loss)	—	—	—	—	—	(144,990)	—	—	(144,990)
Stock Compensation	1,129,813	—	11	—	16,065	—	—	—	16,076
Other	(83,901)	(2,061)	(4)	—	(73)	—	—	(238)	(315)
Purchase of Treasury Shares	(406,151)	—	—	—	—	—	—	(6,092)	(6,092)
Other Comprehensive (loss)	—	—	—	—	—	—	(3,545)	—	(3,545)

Balance as of September 30, 2006	250,557,246	—	$2,506	$—	$2,039,166	$(701,636)	$620	$(6,330)	$1,334,326

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(144,990)	$(492,409)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	5,006	2,035
Amortization of intangible assets	185,125	180,100
Acquired in-process research & development	—	280,700
Amortization of debt finance costs	19,019	7,563
Stock compensation expense	16,076	3,727
Accretion on preferred stock of subsidiary	26,190	23,010
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid and other assets	(26,342)	(4,297)
(Increase)/decrease in inventories	(28,023)	8,037
(Decrease)/increase in accounts payable, accrued exp’s and other liabilities	(3,307)	23,710
Increase/(decrease) in income taxes and other, net	3,052	(54,128)

Net cash provided by / (used in) operating activities	51,806	(21,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(260,136)	(21,600)
Purchase of business, net of cash acquired	—	(2,922,555)
Proceeds from sale of fixed assets	—	48
Capital expenditures	(11,374)	(4,266)

Net cash (used in) investing activities	(271,510)	(2,948,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank term credit facility	240,000	1,400,000
Proceeds from issuance of senior subordinated notes	—	600,000
Repayments on predecessor long-term debt	—	(195,000)
Repayments under bank term credit facility	(415,675)	(7,000)
Proceeds from share capital issue, net of expenses	1,005,682	880,029
Purchase of treasury stock	(6,330)	—
Proceeds from issuance of preferred stock in subsidiary	—	402,822
Retirement of preferred stock in subsidiary	(327,164)	—
Payments for debt finance costs	—	(83,624)
Borrowings under revolving credit facility	84,600	20,000
Repayments under revolving credit facility	(84,600)	(20,000)
Other	(401)	—

Net cash provided by financing activities	496,112	2,997,227

Net increase in cash and cash equivalents	276,408	26,902
Cash and cash equivalents, beginning of period	11,502	—

Cash and cash equivalents, end of period	$287,910	$26,902

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Conversion of preferred shares into Class A common shares	$135,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. General

Warner Chilcott Limited (the “Company”) began commercial operations on January 5, 2005 when it acquired Warner Chilcott PLC (the “Predecessor”) (the “Acquisition”). The financial statements for all periods in 2005 reflect the Acquisition as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were those of the Company. The Company is the direct parent of Warner Chilcott Holdings Company II, Limited (“Holdings II”), which is the direct parent of Warner Chilcott Holdings Company III, Limited (“Holdings III”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in our Registration Statement on Form S-1 (Registration No. 333-134893).

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial information presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, shareholders’ equity and cash flows for the periods presented. The Company is responsible for the unaudited interim financial statements included in this document. The Company has made certain reclassifications to prior period information to conform to the current period presentation. All intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 of the Company’s 2005 audited consolidated financial statements.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board (“FOB”), destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $5,280 and $6,970 in the quarters ended September 30, 2006 and 2005, respectively, and were $14,688 and $18,397 in the nine months ended September 30, 2006 and 2005, respectively.

Revenue under co-promotion agreements from fees earned for promoting the sale of products developed or owned by other companies, such as the Company’s arrangement with Bristol-Myers Squibb Company (“Bristol-Myers”) under which the Company co-promoted Dovonex through 2005, was recorded as “Other revenue”, a component of “Total revenue.” Co-promotion revenues were based on a percentage of the co-promotion party’s net sales (as defined in the agreements) of the promoted product. There is no cost of goods sold associated with co-promotion revenues, and the selling and marketing expenses related to co-promotion revenue are included in selling, general and administrative expenses. The co-promotion agreement was terminated effective January 1, 2006 (see Note 5). Co-promotion revenues were $0 and $5,044 in the quarters ended September 30, 2006 and 2005, respectively, and were $0 and $15,977 in the nine months ended September 30, 2006 and 2005, respectively.

The Company establishes accruals for rebates, coupons, trade discounts, returns and fee for service arrangements with distributors in the same period that it recognizes the related sales. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These accruals reduce revenues and are included as a reduction of accounts receivable or as a component of accrued expenses. As of September 30, 2006 and December 31, 2005 the accrued balances relative to these provisions included in accounts receivable were $41,502 and $27,269 (of which $33,014 and $23,662 relate to reserves for product returns), respectively. The balances included in accrued liabilities were $8,832 and $9,924 as of September 30, 2006 and December 31, 2005, respectively. The

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

provisions recorded for product returns were $11,089 and $5,384 in the quarters ended September 30, 2006 and 2005, respectively and were $30,176 and $28,731 in the nine months ended September 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently evaluating the potential impact of this interpretation.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has completed its’ evaluation of the new guidance and concluded that the adoption of this guidance will not have a material impact on its’ financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the new guidance but believes that the adoption of this guidance will not have a material impact on its’ financial position or results of operations.

3. Initial Public Offering

On September 20, 2006, the Company sold 70,600,000 shares of its Class A common stock (“Class A common shares”) in an initial public offering (the “IPO”). The Company received proceeds of $1,059,000 (before direct issuance fees) in connection with the IPO. Prior to the IPO, a consortium of private equity investors (the “Sponsors”), certain institutional investors and members of the Company’s management held 93,203,454 Class A common shares. In addition, the Sponsors, certain institutional investors and members of the Company’s management held shares of the Company’s Class L common stock (“Class L common shares”) and preferred stock of Holdings II (the “Preferred Shares”).

In connection with the IPO, the outstanding Class L common shares, all of which were held by the Sponsors, certain institutional investors and members of the Company’s management (10,669,441), were converted into 76,549,828 Class A common shares pursuant to the Company’s bye-laws. In addition, 118,246 shares of Preferred Shares were converted into 9,480,302 Class A common shares and 286,115 Preferred Shares were redeemed for $327,164.

In connection with the IPO, the Company issued 723,662 Class A common shares to its employees (net of 406,151 treasury shares purchased from certain employees to facilitate their payment of resulting income tax liabilities). Of these shares, 486,487 immediately vested on the date of grant and the remaining 237,175 shares will vest in equal portions each year over the next four years. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense. As a result of the Class A common shares issued in the IPO and granted to the Company’s employees, 250,557,246 Class A common shares were outstanding following the IPO. Prior to the IPO, the Sponsors collectively owned 87% of the Company’s outstanding Class A common shares (including their ownership of the Class L common shares on an as-converted basis). Following the IPO, the Sponsors own 61% of the outstanding Class A common shares.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Use of proceeds

The Company utilized the funds raised from the IPO as follows:

Reduction of debt outstanding under the senior secured credit facility	$405,000
Repurchase of preferred shares(1)	327,164
Buyout of Sponsor advisory and monitoring agreement (2)	27,423
IPO issuance fees (3)	53,331
Remaining cash on hand for working capital purposes	17,707

Total use of proceeds as of September 30, 2006	$830,625

Redemption of $210,000 of senior subordinated notes, including a premium of $18,375 paid on October 31, 2006 (4)	228,375

Total IPO proceeds	$1,059,000

(1)	Represents the liquidation preference of $1,000 per Preferred Share plus an amount equal to all accumulated, accrued and unpaid dividends to the redemption date (September 27, 2006) for the 286,115 Preferred Shares redeemed in connection with the IPO. In addition, 118,246 Preferred Shares converted into 9,480,302 Class A common shares.

(2)	Represents the net present value of the amount of aggregate quarterly advisory and monitoring fees that would otherwise have been payable to the Sponsors from the date of termination (September 20, 2006) until the expiration of the agreement (January 18, 2012), calculated using a discount rate equal to the ten-year treasury rate on the termination date (4.73%).

(3)	Fees directly related to the IPO which are included as a reduction of additional paid-in capital.

(4)	Represents 108.75% of the principal amount of the notes.

Expenses related to the IPO

In connection with the IPO, the Company incurred the following pretax expenses during the quarter ended September 30, 2006:

	Expense Category	Amount
Stock-based equity compensation:
Grant of Class A common shares to certain executives which vested immediately	G & A	$13,390
Acceleration of vesting on previously issued ROC restricted shares	G & A	1,275
Grants of restricted shares and stock options to certain employees	G & A	184	(1)
Buyout of Sponsor advisory and monitoring agreement	G & A	27,423
Expense for write-off of deferred loan costs related to reduction of $405,000 of the senior secured credit facility	Interest expense	10,749

Total expenses included in statement of operations for the quarter and nine months ended September 30, 2006		$53,021

(1)	Expenses will continue to be incurred over the applicable vesting period

4. Earnings Per Share (“EPS”)

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS. The Company presents EPS information using the two-class method as the Class L common shares participated in dividends together with the Class A common shares after the payment of the Class L preference. The Company calculates the dilutive effects on earnings per share, when applicable, but for all periods presented the impact is anti-dilutive and therefore excluded from the calculation. The Company does have diluted earnings per share for the Class L common shares. As discussed in Note 3, all Class L common shares converted into Class A common shares in connection with the Company’s IPO.

The numerator in calculating Class L common share basic and diluted EPS is equal to the Class L common share preference amount of $20,891 and $20,785 for the quarters ended September 30, 2006 and 2005, respectively. The Class L common share preference is $65,112 and $56,952 for the nine months ended September 30, 2006 and 2005, respectively. The

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights with respect to the Class A common shares (see Note 11). The numerator in calculating Class A common share basic and dilutive EPS is an amount equal to consolidated net (loss) increased for the aforementioned Class L common share preference amount.

The denominator in calculating both classes of basic EPS is the weighted average shares outstanding for each respective class of shares and includes the effects of the IPO. The denominator in calculating Class L common share diluted EPS includes the additional dilutive effect of outstanding restricted stock grants.

The following is the calculation of earnings per share using the two-class method for the quarters ended September 30, 2006 and 2005:

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005
Net (loss) available to common shareholders	$(81,028)	$(73,901)
Allocation of net income (loss) to common shareholders:
Class A	$(101,919)	$(94,686)
Class L	$20,891	$20,785

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the quarters ended September 30, 2006 and 2005:

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005
Weighted average number of common and potential common Class A common shares outstanding:
Basic number of Class A common shares outstanding	106,990,606	88,591,008
Dilutive effect of stock option grants	—	—

Diluted number of common and potential common Class A shares outstanding	106,990,606	88,591,008

Weighted average number of common and potential common Class L common shares outstanding:
Basic number of Class L common shares outstanding	9,511,556	10,663,954
Dilutive effect of restricted stock grants	4,688	7,548

Diluted number of common and potential common Class L shares outstanding	9,516,244	10,671,502

Earnings (loss) per common share:
Class A—Basic	$(0.95)	$(1.07)
Class A—Diluted	$(0.95)	$(1.07)
Class L—Basic	$2.20	$1.95
Class L—Diluted	$2.20	$1.95

The following is the calculation of earnings per share using the two-class method for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net (loss) available to common shareholders	$(144,990)	$(492,409)
Allocation of net income (loss) to common shareholders:
Class A	$(210,102)	$(549,361)
Class L	$65,112	$56,952

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Weighted average number of common and potential common Class A shares outstanding:
Basic number of Class A common shares outstanding	95,316,587	88,212,667
Dilutive effect of stock option grants	—	—

Diluted number of common and potential common Class A shares outstanding	95,316,587	88,212,667

Weighted average number of common and potential common Class L shares outstanding:
Basic number of Class L common shares outstanding	10,280,462	10,638,197
Dilutive effect of restricted stock grants	1,722	31,822

Diluted number of common and potential common Class L shares outstanding	10,282,184	10,670,019

Earnings (loss) per common share:
Class A—Basic	$(2.20)	$(6.23)
Class A—Diluted	$(2.20)	$(6.23)
Class L—Basic	$6.33	$5.35
Class L—Diluted	$6.33	$5.34

Stock options to purchase 1,917,720 Class A common shares at an exercise price of $22.98 were outstanding during all periods presented, but were not included in a calculation of diluted earnings per share as the effect of the stock options would be anti-dilutive. Stock options to purchase 1,164,629 Class A common shares at an exercise price of $15.00 were outstanding during the quarter and nine months ended September 30, 2006, but were not included in a calculation of diluted earnings per share as the effect of the stock options would be anti-dilutive.

Unvested stock grants to receive 2,264,493 and 4,457,014 Class A common shares as of September 30, 2006 and 2005, respectively, were not included in a calculation of diluted earnings per share as the effect of the grants would be anti-dilutive.

5. Product Acquisitions

Dovonex

In April 2003, the Company entered into an alliance with LEO Pharma A/S (“LEO”), the developer of Dovonex and Taclonex (and owner of the patents covering these products), and Bristol-Myers, the then exclusive licensee of Dovonex in the United States. Dovonex is a leading non-steroidal topical treatment for psoriasis. The Company acquired Bristol-Myers’ rights to Dovonex on January 1, 2006 for a purchase price of $205,176, including amounts to acquire Bristol-Myers’ inventories of Dovonex products on hand at the closing date, plus a 5% royalty on net sales of Dovonex through 2007. The Company funded the payment of the purchase price by borrowing $200,000 under the delayed-draw term loan portion of the Company’s senior secured credit facility and the remainder using cash on hand. On January 1, 2006, the license and supply agreement with LEO for Dovonex became effective and the Company’s co-promotion agreement with Bristol-Myers terminated. Under the LEO license and supply agreement, the Company will pay LEO a supply fee for Dovonex equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty would be reduced to 5% if a generic equivalent of Dovonex were introduced. The purchase price of $205,176 was allocated to the fair value of the assets acquired as follows:

Inventory	$6,640
Intangible assets	198,536

$205,176

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Taclonex

Taclonex is a psoriasis product that combines calcipotriene, the active ingredient in Dovonex, with the corticosteroid betamethasone dipropionate in a single topical treatment. Under various agreements with LEO, the Company paid $2,000 in December 2001, an additional $10,000 in April 2003 and, in February 2006, a final milestone payment of $40,000 following the U.S. Food and Drug Administration (“FDA”) approval of Taclonex, to become the exclusive licensee of Taclonex in the United States. Under the terms of a license and supply agreement with LEO, the Company will pay a supply fee for Taclonex ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement). The Company funded the $40,000 payment to LEO by borrowing under the delayed-draw term loan portion of the senior secured credit facility. The final $40,000 milestone payment was recorded as an acquired intangible asset (within the Dovonex / Taclonex product family) in the Company’s balance sheet.

Other

The Dovonex and Taclonex supply agreements provided that each year the parties will mutually agree to a level of minimum sales of the products for the following year. As of September 30, 2006 no minimum sales levels were established with respect to Dovonex or Taclonex for 2006. The product pricing under these supply agreements with LEO are determined based on a percentage of net product sales (as calculated under the applicable agreements).

6. Inventories

Inventories consist of the following:

	As of September 30, 2006	As of December 31, 2005
Finished goods	$37,368	$13,490
Raw materials	22,053	17,908

	$59,421	$31,398

Amounts above are net of $8,709 and $4,741 related to inventory obsolescence reserves as of September 30, 2006 and December 31, 2005, respectively. Product samples are stated at the lower of cost or market ($7,745 and $4,608 as of September 30, 2006 and December 31, 2005, respectively) and are included in prepaid expense and other current assets.

7. Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	As of September 30, 2006	As of December 31, 2005
Land and buildings	$19,359	$18,039
Plant and machinery	14,543	11,481
Motor vehicles	66	66
Computer equipment and software	14,030	4,740
Furniture and fixtures	1,329	1,284
Construction in Process	3,905	4,589

	53,232	40,199
Less accumulated depreciation	8,369	3,097

	$44,863	$37,102

Depreciation expense was $2,033 and $771 in the quarters ended September 30, 2006 and 2005, respectively. Depreciation expense was $5,006 and $2,035 in the nine months ended September 30, 2006 and 2005, respectively.

8. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Components of the Company’s intangible assets as of September 30, 2006, which include first quarter additions of Dovonex for $198,536 and Taclonex for $40,000 (both components of the Dovonex / Taclonex product family), consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
Ovcon product family	$401,000	$77,072	$323,928
Estrostep	182,400	86,828	95,572
Estrace Cream	411,000	74,898	336,102
femhrt product family	277,900	70,760	207,140
Femring	29,301	3,417	25,884
Estrace Tablets	31,500	3,675	27,825
Femtrace	10,695	1,245	9,450
Doryx	331,300	54,871	276,429
Dovonex / Taclonex product family	249,536	12,988	236,548
Sarafem	57,800	41,448	16,352
Duricef	29,000	29,000	—
Moisturel	10,900	1,273	9,627

Total Definite-lived intangible assets	2,022,332	457,475	1,564,857

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,052,332	$457,475	$1,594,857

Aggregate amortization expense related to intangible assets was $63,151 and $59,400 in the quarters ended September 30, 2006 and 2005, respectively. Aggregate amortization expense related to intangible assets was $185,125 and $180,100 in the nine months ended September 30, 2006 and 2005, respectively. Included in amortization expense in the nine months ended September 30, 2006 is additional amortization of $7,958 related to the Estrostep intangible asset as a result of changes in the Company’s forecast of future cash flows. Estimated amortization expense for the remainder of 2006 and for each of the next five years is as follows:

Amortization
2006	$52,345
2007	183,888
2008	160,855
2009	153,618
2010	145,020
2011	141,112

9. Accrued Expenses

Accrued expenses consist of the following:

	As of September 30, 2006	As of December 31, 2005
Royalties under product licensing agreements	$9,931	$—
Payroll, commissions, and employee costs	13,048	14,973
Medicaid rebate accrual	7,886	8,631
Interest payable	13,908	27,395
Contingent liabilities	41,556	38,465
Provision for loss contracts	8,175	6,815
Advertising and promotion	1,078	3,545
Other	16,266	14,230

	$111,848	$114,054

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

10. Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Holdings III and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consists of a $1,400,000 single-draw term loan, a $240,000 delayed-draw term loan and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing lines, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate $250,000. However, the lenders are not committed to provide these additional tranches.

Holdings III, WCC and WCCI are each borrowers and cross-guarantors under the senior secured credit facility; Holdings III’s significant subsidiaries are also guarantors and cross-guarantors of this obligation. Borrowings under the senior secured credit facility are secured by a first priority security interest in substantially all of the borrowers’ and guarantors’ assets, including a pledge of all of the outstanding capital stock of Holdings III.

The $1,400,000 single-draw term loan was drawn in a single drawing on January 18, 2005 to (i) finance, in part, the purchase of Warner Chilcott PLC shares, (ii) refinance certain existing debt of the Predecessor and its subsidiaries and (iii) pay the fees and expenses related to the Acquisition and related financings. Amounts borrowed under the single-draw term loan that are repaid or prepaid may not be re-borrowed. In 2006, the $240,000 delayed-draw facility was utilized for the acquisition of the U.S. rights to the prescription pharmaceutical product Dovonex from Bristol-Myers for $200,000 and a $40,000 milestone payment to LEO following FDA approval of Taclonex. During the nine months ended September 30, 2006, the Company borrowed an aggregate $84,600, respectively, under its’ revolving credit facility for various working capital purposes. Loans and letters of credit under the revolving credit facility are available at any time prior to the final maturity of the revolving credit facility, in minimum principal amounts specified in the senior secured credit facility. Amounts repaid under the revolving credit facility may be re-borrowed. As of September 30, 2006, there were no borrowings outstanding under the revolving credit facility.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $405,000 with the proceeds from the IPO, the scheduled quarterly repayments of the term loans are $12,299 annually beginning in the fourth quarter 2006. The revolving credit facility matures January 18, 2011. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt, other than permitted debt under the senior secured credit facility, and up to 50% (with reductions based on leverage) of excess cash flow (as defined in the senior secured credit facility). Additional optional prepayments may be made at any time without premium or penalty.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of September 30, 2006, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

The senior secured credit facility specifies certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations and warranties in any material respect, cross default or cross acceleration of certain other material indebtedness, bankruptcy and insolvency events, material judgments and liabilities, certain ERISA events, invalidity of guarantees and security documents under the senior secured credit facility and change of control.

Interest on term borrowings accrued, at the option of Holdings III, at LIBOR plus 2.75% or Adjusted Base Rate (“ABR”) plus 1.75% through April 24, 2006. On April 25, 2006, Holdings III, WCC and WCCI entered into an amendment to the senior secured credit facility under which the interest rates applicable to outstanding and future term borrowings were reduced by 0.25%. These interest rates would be reduced by an additional 0.25% if: (i) the term borrowings receive a rating of B1 or higher from Moody’s Investors Service, Inc. and B+ or higher from Standard & Poor’s or (ii) the leverage ratio (as defined under the senior secured credit facility) is equal to or less than 5.75 to 1 and the additional reduction would remain in effect as long as the required ratings or leverage ratio were maintained. As of September 30, 2006, the Company’s leverage

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

ratio is less than 5.75 to 1. Under the terms of our senior secured credit facility, the interest rates applicable to all outstanding and future borrowings will be reduced by 0.25% beginning on or about November 10, 2006. There was also a commitment fee of 1.375% on the unused portion of the delayed-draw facility. As of September 30, 2006 there is no longer a delayed-draw commitment fee as these were fully drawn (see Note 5).

The interest rates on borrowings under the revolving credit facility accrue, at Holdings III’s option, at LIBOR plus 2.50% or ABR plus 1.50%. Holdings III also pays a commitment fee initially set at 0.5% of the unused portion of the revolving credit facility ($150,000 unused as of September 30, 2006). The interest rate spreads for revolving credit loans and the revolving credit commitment fee are subject to downward adjustment conditioned upon reductions in its leverage ratio. As mentioned above, as of September 30, 2006 the Company’s leverage ratio decreased and therefore on or about November 10, 2006 interest rates under the revolving credit facility will be reduced to LIBOR plus 2.00% or ABR plus 1.00% and the commitment fee decreases to 0.375%.

Effective May 3, 2005, WCCI entered into interest rate swap contracts covering $450,000 notional principal amount of its variable rate debt. Holdings III and its subsidiaries were required under the terms of its senior secured credit facility to fix or otherwise limit its interest costs on at least 50% of its funded indebtedness for a specified period. By entering into these swap contracts, and by fixing the interest rate on certain LIBOR borrowings for six months, Holdings III satisfied this requirement. On June 16, 2006, WCCI executed two additional interest rate swap contracts (one of which will become effective at a future date) to limit its exposure to future unfavorable movements in interest rates. These swaps effectively convert certain of WCCI’s variable rate debt to fixed rate debt. Holdings III entered into the interest rate swaps specifically to hedge a portion of it’s exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$50,000	May-03-05	Nov-03-06	90 day LIBOR	3.900%
$200,000	May-03-05	May-03-07	90 day LIBOR	3.965%
$200,000	May-03-05	May-03-08	90 day LIBOR	4.132%
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%

Senior Subordinated Notes

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600,000 principal amount of 8 3/4% senior subordinated notes due 2015 (the “Notes”). The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), Inc.) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. Proceeds from the issuance of the Notes, net of issuance expenses, were $572,768 and were used to fund a portion of the Acquisition of Warner Chilcott PLC. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium. On or after February 1, 2010, WCC may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, WCC may, at its option, at any time prior to February 1, 2008 redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 108.75% of the principal amount. In connection with the IPO, WCC redeemed $210,000 of these notes on October 31, 2006 for a total price of $228,375 (108.75% of the principal amount) plus accrued interest.

If Holdings III or WCC were to undergo a change of control, each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of September 30, 2006 the Company was in compliance with all covenants.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

On July 15, 2005, Holdings III filed an S-4 registration statement covering the registration of an aggregate principal amount of $600,000 of new 8  3/4% Senior Subordinated Notes due 2015 of WCC that may be exchanged for an equal principal amount of the notes. The registration statement also covers the resale of the registered notes by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. and their affiliates that are affiliates of Holdings III in market making transactions. On April 20, 2006, Holdings III filed Amendment No. 1 to the registration statement. On April 21, 2006, the SEC declared the S-4 registration statement effective. Due to delays in having the S-4 registration statement declared effective, Holdings III incurred penalty interest on the notes beginning on December 15, 2005. As of April 21, 2006 the interest rate on the notes reverted to the stated 8  3/4% rate. On May 23, 2006, WCC completed the exchange offer and exchanged all of the notes for new 8  3/4% Senior Subordinated Notes due 2015.

The indenture governing the Notes (the “Indenture”) required that Holdings III provide to holders of the Notes the information required to be contained on Form 10-K, Form 10-Q and Form 8-K under the Securities Exchange Act of 1934 (the “Exchange Act”). Since the Company has no material assets, liabilities or operations other than its ownership of Holdings III, the information that would be included in the Exchange Act reports filed with the SEC by the Company following the IPO would be identical in all material respects to the information included in the reports required to be filed by Holdings III under the Indenture. In light of the foregoing, the Company and Holdings III deemed it advisable to eliminate having two companies within the same consolidated group required to file reports with the SEC containing materially identical information. Accordingly, on October 19, 2006, the Company entered into a supplement to the Indenture (the “Supplemental Indenture”), without the consent of the holders of the Notes, relating to the Indenture in order to:

•	add the Company as a guarantor of the Notes under the Indenture; and

•	amend the “Reports” covenant in the Indenture to provide that for so long as the Company is a guarantor of the Notes, has no material assets, liabilities or operations other than its ownership of Holdings III and has a reporting obligation under Section 13 or Section 15(d) of the Exchange Act, if the Company files with the SEC the reports required under the Indenture to be filed by Holdings III and includes in a note to its financial statements included in such reports the condensed consolidating financial information specified by Rule 3-10 of Regulation S-X, Holdings III’s obligations under such covenant shall be deemed satisfied.

The Company may, at any time, request the release of its guarantee of the Notes.

Components of Indebtedness

As of September 30, 2006, the Company’s funded debt included the following:

	Current Portion as of September 30, 2006	Long-Term Portion as of September 30, 2006	Total Outstanding as of September 30, 2006
Revolving credit loan	$—	$—	$—
Term loans	12,299	1,201,526	1,213,825
Senior Subordinated Notes	210,000	390,000	600,000

Total	$222,299	$1,591,526	$1,813,825

As of September 30, 2006, mandatory repayments of long-term debt in the remainder of 2006 and each of the five years ended December 31, 2007 through 2011 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2006	$213,075
2007	12,299
2008	12,299
2009	12,299
2010	12,299
2011	12,299
Thereafter	1,539,255

Total long-term debt	$1,813,825

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The carrying amount reported for long-term debt, other than the senior subordinated notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $204 for all swaps) is at variable rates and reprices frequently. The fair value of the senior subordinated notes ($621,000) represents the market value of the notes on September 30, 2006.

11. Shareholders’ Equity

The Company has one class of common shares, the Class A common shares, par value $0.01 per share, with 500,000,000 shares authorized, 251,047,256 shares issued and 250,557,246 shares outstanding as of September 30, 2006. As a result of the IPO, each Class L common share converted into one Class A common share plus an additional number of Class A common shares determined by dividing (i) $74.52 plus an amount sufficient to generate an internal rate of return on each Class L common share equal to 10% annually (compounded quarterly) at the date of conversion by (ii) the initial public offering price. In connection with the IPO, the outstanding Class L common shares all of which were held by the Sponsors, certain institutional investors and members of the Company’s management (10,669,441) were converted into 76,549,828 Class A common shares pursuant to the Company’s bye-laws. In addition, 118,246 Preferred Shares in Holdings II were converted into 9,480,302 Class A common shares and 286,115 Preferred Shares in Holdings II were redeemed for $327,164. As of September 30, 2006 there were no Class L common shares or Preferred Shares in Holdings II outstanding.

Prior to the IPO and during the period ended September 20, 2006, all holders of Class A common shares and Class L common shares voted together as a single class on an as-converted basis. Class L common shares had preferential distribution rights over Class A common shares whereby Class L stockholders were entitled to receive an amount equal to the value of the initial investment in Class L common shares plus an amount sufficient to generate an internal rate of return equal to 10% annually (compounded quarterly), prior to Class A stockholders receiving any Company distributions. As of September 20, 2006, the Class L common share preferential distribution rights (the sum of the initial investment, vesting of strip rights and rate of return) totaled $938,441, which was converted into Class A common shares on September 20, 2006.

The items impacting shareholders’ equity and total Class A common shares outstanding in the period from December 31, 2005 to September 30, 2006 were as follows:

	$ Amount	Shares
Balance as of December 31, 2005	$332,510	93,287,313 (1)
Net (loss)	(144,990)	—
Net proceeds from IPO, net of expenses (see Note 3)	1,005,682	70,600,000
Conversion of Class L Common Shares into Class A Common Shares (see Note 3)	—	76,549,828
Conversion of Preferred Stock in Holdings II into Class A Common Shares (see Note 3)	135,000	9,480,302
Stock-based compensation expense (see Note 13)	16,076	1,129,813
Settlement of stock-based compensation under FAS 123R	(77)	—
Purchase of treasury stock-other	(238)	(83,859)
Purchase of treasury stock (see Note 3)	(6,092)	(406,151)
Unrealized loss on interest rate swaps	(4,957)	—
Foreign currency translation	1,412	—

Balance September 30, 2006	$1,334,326	250,557,246

(1)	Includes original non-registered shares of 93,287,355 less 42 shares due to truncation of fractional shares paid in cash upon IPO.

The addition to shareholders’ equity from stock-based compensation represents the amount of expense recognized by the Company in respect of stock and option grants under all Equity Incentive Plans in accordance with SFAS 123R, “Accounting for Stock Compensation.”

The interest rate swaps (see Note 10) effectively convert a portion of the variable rate debt under the senior secured credit facility to fixed rates. For the quarter and nine months ended September 30, 2006, unrealized losses of $8,387 and $4,957, respectively, related to these derivative instruments designated as cash flow hedges, including those that will become effective at a future date, was recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current assets.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

12. Preferred Stock in Subsidiary

On October 27, 2004, a company formed by affiliates of the Sponsors reached an agreement on the terms of a recommended acquisition of Warner Chilcott PLC. The Acquisition became effective on January 5, 2005 and, following a series of transactions, the Company acquired 100% of the share capital of Warner Chilcott PLC.

To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of the Company’s management, indirectly funded equity contributions of $1,282,851 to the Company and certain of its subsidiaries. The Company’s initial equity of $880,029 was funded with contributions to purchase Class A and Class L common shares of the Company. The Company’s wholly-owned subsidiary, Holdings II’s, initial equity of $402,822 was funded through issuance of Preferred Shares. In addition, certain members of management were granted Preferred Shares in connection with the Acquisition. Each Preferred Share had a liquidation preference of $1,000 plus a cumulative accretion on the stock at a rate of 8% per annum, compounded quarterly. In connection with the Company’s IPO, Holdings II redeemed or converted all outstanding Preferred Shares at the liquidation value. Holdings II converted $135,000 of Preferred Shares or 118,246 Preferred Shares into 9,480,302 shares of the Company’s Class A common stock. In addition, 286,115 Preferred Shares were redeemed at liquidation value of $327,164 on September 27, 2006 with the funds received from the IPO.

Accretion on Holdings II’s Preferred Shares was $26,190 and $23,010 for the nine months ended September 30, 2006 and 2005, respectively, and $8,484 and $8,374 for the quarters ended September 30, 2006 and 2005, respectively ($57,723 cumulative accretion over the life of the Preferred Shares). These amounts have been expensed in the condensed consolidated statements of operations of the Company. As of September 30, 2006 there were no Preferred Shares outstanding.

13. Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123R effective with the commencement of operations on the date of the Acquisition. All share-based payments to employees, including grants of employee stock options and restricted shares are measured at fair value on the date of grant and recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense. Total compensation expense recognized under all plans for the quarters ended September 30, 2006 and 2005 was $15,051 and $1,778, respectively. The stock compensation expense recognized under all plans for the nine months ended September 30, 2006 and 2005 was $16,076 and $3,727, respectively. Of the amounts recognized in the quarter and nine months ended September 30, 2006, $264 and $1,226 related to the 2005 equity incentive plan grants, respectively. Unrecognized future compensation expense was $12,435 at September 30, 2006 with a remaining weighted average expense of 1.34 years.

2006 Equity Awards

In connection with the IPO, the Company’s board of directors granted additional equity-based incentives to its employees and approved a change to the vesting criteria with respect to the return on capital restricted shares held by members of management. The additional equity-based incentives include: (i) grants of 892,638 Class A common shares to certain members of senior management which immediately vested at the IPO price of $15.00 per share for a total expense of $13,390, (ii) grants of 237,175 restricted Class A common shares granted at the IPO price of $15.00 per share to be expensed over the four year vesting period ($3,166 as the aggregate compensation expense to be recognized assuming a historical forfeiture rate), and (iii) non-qualified options to purchase 1,164,629 Class A common shares to employees at an exercise price of $15.00, which will vest over four years. These options are recognized into expense at their fair value of $8.02 per share ($8,316 as the aggregate compensation expense to be recognized assuming a historical forfeiture rate) using the Black-Scholes method of valuation. The options have a term of 10 years from the date of grant.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

In establishing the value of the options on the grant date, the Company assumed that its Class A common shares, although having no volatility history, share the same volatility as a defined group of comparable companies. The expected holding period for these options is longer than would be expected for options with exercise prices equal to the fair market value per share on the date of grant. The Company assumed that the options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options on the vesting date was $8.02 per share or $8,316 in the aggregate using the assumptions shown below:

Dividend yield	None
Expected volatility	50.00%
Risk-free interest rate	4.73%
Expected term (years)	6.00

The following is a summary of the 2006 equity award grants:

	Class A Grants to Senior Management		Class A Grants		Class A Options
(in thousands except per share amounts)	Shares Granted	Fair Value on Grant Date	Shares Granted	Fair Value on Grant Date	Options Granted	Fair Value on Grant Date
Balance January 1, 2006	—	—	—	—	—	—
Granted shares / options	892.6	$15.00	237.2	$15.00	1,164.6	$8.02
Repurchased shares	(406.2)	$15.00	—	—	—	—
Expired shares	—	—	—	—	—	—
Exercised shares	—	—	—	—	—	—
Forfeited shares	—	—	—	—	—	—

Balance September 30, 2006	486.4	$15.00	237.2	$15.00	1,164.6	$8.02

Vested at September 30, 2006	486.4	$15.00	—	—	—	—

2005 Equity Awards

(A) Equity Strip Grants

On March 28, 2005, certain employees of the Company were granted strips of equity securities including Class L common shares, Class A common shares and Preferred Shares in Holdings II (the “Strip Grants”). The Strip Grants became fully vested on January 18, 2006. In 2006, the Company recognized $329 of stock compensation expense relating to the 18 days of vesting in 2006. All outstanding Class L common shares and Preferred Shares in Holdings II were redeemed or converted in connection with the IPO as discussed in Note 3.

(B) Restricted Class A Common Share Grants

During 2005, participants in the Company’s 2005 Equity Incentive Plan (the “Plan”) were granted 4,927 restricted Class A common shares. The fair value of these shares on the grant dates determined by the Company taking into consideration an independent valuation report was $1.00 per share. The restricted shares vest based on three criteria:

Time Vesting restricted shares. One-third of the restricted share grants (1,643 shares valued at $1,643) vest 25% per year for four years on the anniversary of the grant dates. If a grantee’s employment with the Company is terminated in the first year for cause or the grantee leaves other than for good reason, the shares are forfeited. Thereafter, if the grantee leaves the Company for any reason or is terminated, the Company has the right, but not the obligation, to purchase any unvested shares for the lower of $1.00 per share or then current fair market value. If the Company does not exercise this option the unvested shares become vested. The fair value of the time vesting restricted share grants is recognized as expense on an accelerated basis. Compensation expense for the time vesting restricted shares in the quarter and nine months ended September 30, 2006 was $112 and $438, respectively.

Performance Vesting restricted shares. One-third of the restricted share grants (1,642 shares valued at $1,642) vest up to 25% per year for each calendar year based on the Company’s reported operating profit (as defined) in relation to targets and floors specified in the Plan. The Company has the option to purchase shares that remain unvested after four years at the lower of $1.00 per share or then current fair market value. If the Company does not exercise this option, the unvested shares become vested. The fair value of the shares is recognized as expense on an accelerated basis based on the expected vesting amounts and dates. Compensation expense for the performance vesting restricted shares in the quarter and nine months ended September 30, 2006 was $95 and $285, respectively.

Return of Capital Vesting restricted shares. One-third of the restricted share grants (1,642 shares valued at $1,642) vested based upon certain investors in the Company receiving consideration in respect of their investments in those entities aggregating more than 250% of their investment amounts. Prior to the IPO, the Company recognized compensation expense under the old vesting criteria of $57 and $174 in the quarter and nine months ended September 30, 2006, respectively. In connection with the IPO all unvested return on capital shares became immediately vested, which resulted in the acceleration of the unamortized compensation expense of $1,275.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of the restricted Class A common share grants:

	Class A Common Shares
(in thousands except per share amounts)	Shares Granted	Fair Value on Grant Date	Aggregate Grant Date Fair Value
Balance January 1, 2005	—	—	—
Granted shares	4,927.3	$1.00	$4,927.3
Forfeited shares	—	—	—

Balance December 31, 2005	4,927.3	$1.00	$4,927.3

Vested at December 31, 2005	—	—	—

Granted shares	—	—	—
Repurchased shares	(72.6)	$1.00	$(72.6)
Forfeited shares	—	—	—

Balance September 30, 2006	4,854.7	$1.00	$4,854.7

Vested at September 30, 2006	2,430.0	$1.00	$2,430.0

(C) Non-Qualified Stock Options

On March 28, 2005 and April 1, 2005, the Company granted options to purchase an aggregate 1,917,720 of its Class A Common Shares at an exercise price of $22.98 per share (as compared with the $1.00 per share FMV on the grant date, determined by the Company taking into consideration an independent valuation report). The options vest 25% on each of the first four anniversaries of the grant date. The options have a term of 10 years from the date of grant.

In establishing the value of the options on the grant date the Company assumed that its Class A common shares, although not publicly traded at the time of grant, shared the same volatility as a defined group of comparable companies. The expected holding period for these options is longer than would be expected for options with exercise prices equal to the fair market value per share on the date of grant. The Company assumed that the options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options on the vesting date was $0.0098 per share or $19 in the aggregate using the assumptions shown below:

Dividend yield	None
Expected volatility	48.00%
Risk-free interest rate	4.10%
Expected term (years)	6.00

The fair value of the options is recognized as expense over the four-year vesting period on an accelerated basis.

A summary of stock option activity is presented below:

(in thousands except per share amounts)	Class A Shares Subject to Options	Range of Exercise Price Per Share	Weighted Average Price Per Share
Balance January 1, 2005	—	—	—
Granted shares	1,918	$22.98	$22.98
Forfeited shares	—	—	—
Expired	—	—	—
Exercise	—	—	—

Balance December 31, 2005	1,918	$22.98	$22.98

Exercisable at December 31, 2005	—	—	—

Granted shares	—	—	—
Forfeited shares	—	—	—
Expired	—	—	—
Exercise	—	—	—

Balance September 30, 2006	1,918	$22.98	$22.98

Exercisable at September 30, 2006	479.5	$22.98	$22.98

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

14. Commitments and Contingencies

Purchase Commitments

The Company has contingent purchase obligations in connection with two products acquired in 2003 (Estrostep and femhrt), which are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Payments related to these products totaled $7,200 and $21,600 in the quarter and nine months ended September 30, 2006. Assuming that the products maintain market exclusivity for the remaining duration of the patents, the Company would make additional payments of:

Year	Amount
2006	$7,200
2007	24,000
2008	11,600
2009	11,600
2010	2,900

Total	$57,300

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers, which aggregate $37,048. The Company’s aggregate remaining purchase commitments as of September 30, 2006 were approximately:

Year	Amount
2006	$3,521
2007	13,767
2008	12,507
2009	7,253
2010	—

The Company also has outstanding non-cancelable purchase commitments for raw materials with multiple suppliers totaling $32,757, which are payable within one year.

Dovonex and Taclonex Commitments

The Company acquired Bristol-Myers’ rights to Dovonex and related inventory on January 1, 2006 for a purchase price of $205,176 plus a 5% royalty on net sales of Dovonex through 2007. Under the LEO license and supply agreement, the Company will pay LEO a supply fee for Dovonex equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty will be reduced to 5% if a generic equivalent of Dovonex is introduced.

Under the terms of the Taclonex license and supply agreement, the Company will pay LEO a supply fee for Taclonex ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement).

Product Development Agreements with LEO

In September 2005, the Company entered into agreements with LEO under which the Company acquired the rights to certain products under development. LEO also granted the Company a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. Under the product development agreement the Company may make payments to LEO upon the achievement of various developmental milestones that could aggregate up to $150,000. In addition, we have agreed to pay a supply fee and royalties to LEO on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, the Company entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. The Company paid $3,000 for the option upon signing (which was recorded as research and development expense in the nine months ended September 30, 2006) and will pay an additional $3,000 upon completion of development milestones. The purchase price for the product will be negotiated by LEO and the Company if the option is exercised.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the remainder of 2006 and next five years and thereafter as of September 30, 2006 are approximately:

2006	$1,921
2007	1,458
2008	1,478
2009	1,543
2010	690
2011	81
Thereafter	112

Lease and rental expenses included in selling, general and administrative expenses totaled $1,608 and $1,671 in the quarters ended September 30, 2006 and 2005, respectively. Lease and rental expenses included in selling, general and administrative expenses totaled $4,478 and $3,761 in the nine months ended September 30, 2006 and 2005, respectively.

15. Legal Proceedings

The Company is involved in various legal proceedings of a nature considered normal to its business, including product liability and other litigation. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. The Company self-insures for liability not covered by product liability insurance based on estimates of potential product liability claims developed in consultation with its insurance consultants and outside legal counsel.

The Company’s most significant legal proceedings are described below:

Hormone Therapy Product Liability Litigation

Approximately 544 product liability suits have been filed against the Company related to our hormone therapy (“HT”) products, femhrt, Estrace, Estrace Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and conducting investigations of the individual complaints.

The lawsuits were likely triggered by the July 2002 announcement by the National Institutes of Health (“NIH”) of the early termination of one of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of heart disease and osteoporosis, and any associated risk for breast cancer in postmenopausal women. In the terminated arm of the trial, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. The estrogen used in this trial was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Prempro, a Wyeth product used by more than six million women (at the inception of the trial) in the United States each day. According to the article summarizing the principal results from the E&P Arm of the WHI Study in the July 17, 2002 issue of the Journal of the American Medical Association, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke and blood clots in patients randomized to the estrogen and progestogen therapy. Numerous lawsuits were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

Approximately 75% of the complaints filed against the Company do not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits we will have to defend. Of the approximately 544 suits that were filed, 320 have been dismissed and 66 involving Estrace have been successfully tendered to Bristol-Myers’ defense counsel pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired Estrace. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with Estrace products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 23 cases to plaintiffs’ counsel.

The Company maintains product liability insurance coverage for claims in excess of $10 million and up to $30 million. The Company is self-insured for liability in excess of $30 million and up to $40 million, and has insurance coverage

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

for liability from $40 million to $50 million, has coinsurance for amounts from $50 million to $100 million (split 75% self-insured and 25% covered by the insurance carrier), above which the Company is self-insured. The insurance may not apply to damages or defense costs related to any claim arising out of HT products with labeling that does not conform completely with FDA hormone replacement therapy communications to manufacturers of HT products. Labeling changes for Estrace Tablets that conform to such communications are currently pending before the FDA. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to us relating to these proceedings is not possible at this time.

FTC Lawsuits Regarding Exercise of Option for a Five-Year Exclusive License to ANDA Referencing Ovcon 35

In March 2004, for $1.0 million, Barr Laboratories, Inc. (“Barr”) granted us an option to acquire a five-year exclusive license under an abbreviated new drug application (an “ANDA”) owned by a unit of Barr for which our Ovcon 35 oral contraceptive is the reference drug. In May 2004, we exercised this option for an additional payment of $19.0 million. At that time, we entered into a finished product supply agreement under which Barr agreed to provide us with our requirements for finished Ovcon products throughout the term of the license.

On November 7, 2005, the Federal Trade Commission (the “FTC”) and 21 states plus the District of Columbia filed suit against us and Barr in the U.S. District Court for the District of Columbia. An additional 13 states subsequently joined the suit. The FTC suit alleged that our agreements with Barr relating to Ovcon 35 (the “Ovcon Agreements”) constitute unfair competition under Section 5 of the FTC Act and sought an injunction to remove the Ovcon Agreements’ exclusivity provisions and other equitable relief. The suit by the state plaintiffs alleges that the Ovcon Agreements violate Section 1 of the Sherman Act and various state antitrust and consumer protection statutes. The state plaintiffs seek civil penalties, injunctive and equitable relief, and attorneys’ fees. On May 25, 2006 the state plaintiffs filed a motion for leave to file a per se motion for summary judgment. Defendants filed a response in opposition on June 8, 2006. The state plaintiffs filed a reply on June 20, 2006. On October 3, 2006, the Court denied the motion without prejudice.

Eight direct purchaser lawsuits have been filed against us and Barr in the U.S. District Court for the District of Columbia. The direct purchaser plaintiffs allege that the Ovcon Agreements violate Section 1 of the Sherman Act. All of the direct purchaser plaintiffs seek treble damages, injunctive relief, and costs including attorneys’ fees. Six of the lawsuits are class actions. The remaining two suits are brought on behalf of individual direct purchasers. On April 14, 2006 the six direct purchaser class action plaintiffs jointly filed an amended consolidated class action complaint and dismissed their complaints in the remaining five cases. On July 14, 2006 the direct purchaser class action plaintiffs filed a motion for class certification. The motion seeks to certify a class of direct purchaser plaintiffs consisting of all persons and entities in the United States “who purchased Ovcon 35 directly from Defendants or their subsidiaries at any time from April 22, 2004, through the present and continuing until the effects of Defendants’ anticompetitive conduct have ceased . . . .”. On November 8, 2006, we filed a joint motion with plaintiffs and Barr to appoint Magistrate Judge Alan Kay as a mediator for the direct purchaser cases.

One third-party-payor class action lawsuit has been filed against us and Barr in the U.S. District Court for the District of Columbia. The third-party-payor plaintiffs allege in their first amended complaint that the Ovcon Agreements violate Section 1 of the Sherman Act, the antitrust laws of twenty-three states and the District of Columbia, the consumer protection acts of all fifty states and the District of Columbia, and constitute a cause of action for unjust enrichment in unspecified jurisdictions. The third-party-payor plaintiffs seek an injunction, treble damages, the amounts by which defendants have been unjustly enriched, restitution, disgorgement, a constructive trust, and costs including attorneys’ fees. On April 14, 2006 the third-party-payor plaintiffs filed a second amended class action complaint. In response to defendants’ previous motion to dismiss, the third-party-payor plaintiffs dropped antitrust claims in two states and consumer protection claims in forty-seven states and the District of Columbia.

On May 3, 2006 defendants moved to partially dismiss the third-party-payor plaintiffs’ claims. In particular, defendants moved to dismiss plaintiffs’ claims brought under the laws of twenty-one states and the District of Columbia, unjust enrichment law, and all claims brought by plaintiff United Food. The third-party-payor plaintiffs opposed the motion. The motion is fully briefed and is pending before the Court. On July 28, 2006 the third-party-payor plaintiffs filed a motion for class certification seeking to certify a class of “[a]ll Third Party Payors in the United States who purchased, reimbursed and/or paid for Ovcon 35 at any time from April 22, 2004, through the present and continuing until the effects of Defendants’ anticompetitive conduct have ceased . . . .”

On March 6, 2006, a personal use consumer plaintiff filed a class action lawsuit against us and Barr in the U.S. District Court for the District of Columbia. The consumer plaintiff alleges in her original complaint that the Ovcon Agreements violate Sections 1 and 2 of the Sherman Act, the antitrust and/or consumer protection laws of eighteen states and

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

the unjust enrichment laws of fifty states. On April 19, 2006 the consumer plaintiff filed an amended class action complaint. The amended complaint dropped claims in four states and added an additional named plaintiff. The consumer plaintiffs seek treble damages, injunctive relief, restitution, disgorgement, and costs, including attorney’s fees.

On May 5, 2006 defendants moved to partially dismiss the consumer plaintiffs’ claims. In particular, we moved to dismiss the consumer plaintiffs’ claims brought under the laws of twelve states, N.Y. Gen. Bus. Law §§ 349, et seq., and unjust enrichment law. The consumer plaintiffs opposed the motion. The motion is fully briefed and is pending before the Court. On July 28, 2006 the consumer plaintiffs filed a motion for class certification seeking to certify three classes: (1) all persons who purchased Ovcon 35 for personal use who are seeking injunctive relief under the Sherman Act; (2) all persons who purchased Ovcon 35 for personal use in any of the Indirect Purchaser States; and (3) all persons who purchased Ovcon 35 for personal use in any of the fifty states.

On October 4, 2006, the Court denied without prejudice all three motions for class certification to allow for further discovery.

In August 2006 we completed manufacturing validation for a chewable version of Ovcon 35 (“Ovcon Chewable”). In September of 2006, we launched Ovcon Chewable and stopped shipping Ovcon 35 to consumers as we began the process of transitioning from Ovcon 35 to Ovcon Chewable.

On September 25, 2006, the FTC filed a motion for a preliminary injunction alleging that our transition from Ovcon 35 to Ovcon Chewable would impede the market for a generic version of Ovcon 35. The motion sought to require us to preserve inventories of regular Ovcon 35 in our possession and to continue certain marketing and sales activities related to that product. As a result of the launch of Ovcon Chewable and our eventual phase-out of Ovcon 35, we had expected to engage in discussions with Barr about the effect of the launch on our agreements. On September 25, 2006, following a review of our agreements with Barr relating to Ovcon 35, we signed a waiver which terminated the exclusivity provisions contained therein. The remaining provisions of the Barr agreements remain unchanged. On September 26, 2006, Barr announced that it would launch a generic version of Ovcon 35 in October 2006. In October 2006, Barr launched a generic version of Ovcon 35. The launch of the generic version will negatively affect the migration of consumers to Ovcon Chewable and could adversely affect the longer term market acceptance of Ovcon Chewable. See our Registration Statement on Form S-1 (Registration No. 333-134893) “—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.”

On October 5, 2006, we filed a motion to dismiss the FTC case for lack of subject matter jurisdiction on the ground that the relief sought by the FTC had been mooted by our waiver of exclusivity and Barr’s announcement of its plans to launch a generic version of Ovcon 35.

On October 10, 2006, we agreed to a settlement in principle with the FTC. As a result, the FTC withdrew its motion for a preliminary injunction, and we withdrew our motion to dismiss for lack of subject matter jurisdiction. The Court approved the settlement and entered the agreed final order on October 23, 2006. The settlement is a final resolution of all claims filed by the FTC against us. Under the terms of the settlement, with respect to any product for which we have a new drug application, we cannot enter into an agreement with a filer of an ANDA for the product (an “ANDA Filer”), that has all of the following terms: (i) we provide the ANDA Filer with anything of value, (ii) the ANDA Filer agrees to limit its research, development, manufacturing, distribution or sale of a generic version of the product and (iii) the agreement unreasonably restrains competition. In addition, we cannot enter into any product supply agreement with an ANDA Filer that limits the filer’s development, manufacturing, distribution or sale of the product. We are subject to these restrictions for 10 years. Under the terms of the settlement, we are not required to pay any monetary damages. We also agreed under the settlement to continue to fill orders for Ovcon 35 until January 23, 2007. In November 2006, we changed the trade name of Ovcon Chewable to Femcon in order to reduce potential market confusion with Ovcon 35.

We do not believe that the terms of the settlement will have an adverse effect on our financial position, results of operations or ongoing business activities. This settlement does not affect the related pending actions brought by the thirty-four states and the District of Columbia and the private plaintiffs.

We continue to vigorously defend these lawsuits. Although it is impossible to predict with certainty the impact that this settlement will have on the continuing actions, or the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome. An estimate of the range of potential loss to us, if any, relating to

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

these proceedings is not possible at this time. If the plaintiffs in these private lawsuits are ultimately successful, we may be required to pay damages which could have an adverse impact on our financial condition, results of operations and cash flows.

Patent Matters

On March 27, 2006, the Company filed suit against Berlex, Inc. (“Berlex”) and Schering AG (“Schering”) in the U.S. District Court for the District of New Jersey alleging that Berlex and Schering are willfully infringing the Company’s U.S. Patent No. 5,552,394 in connection with the marketing and sale of Yaz®. The Company sought treble damages, costs and a permanent injunction against Berlex and Schering. The patent covers the Company’s Loestrin 24 Fe oral contraceptive, which was approved by the FDA on February 17, 2006. On November 7, 2006, the Company, Berlex and Schering settled this litigation. Under the terms of the settlement Schering and Berlex will continue to market and sell Yaz® and Schering will make certain payments to the Company. In addition, Schering will license to the Company its proprietary selective glucocorticoid receptor agonist (“SEGRA”) compound for the oral or topical treatment of inflammatory skin diseases. The Company will pay a royalty to Schering on sales of any product containing the SEGRA compound under the license.

In June, 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. regarding the Company’s U.S. Patent No. 5,552,394 (the “ ‘394 Patent”) which covers Loestrin 24 Fe. The Paragraph IV certification letter sets forth allegations of non-infringement and invalidity of the ‘394 Patent. On July 28, 2006 the Company filed a lawsuit against Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) for infringement of the ‘394 Patent. The Company is seeking a ruling that Watson’s proposed ANDA and ANDA product infringe the ‘394 Patent and that its ANDA should not be approved before the expiration of the patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the Court to resolve the suit. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that the Company’s patent is being infringed by Watson.

On or about June 27, 2006, LEO received notice of a Paragraph IV certification from Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) regarding LEO’s Dovonex 0.005% Calcipotriene Solution which is covered by LEO’s U.S. Patent No. 5,763,426 (the “ ‘426 Patent”). Dovonex Calcipotriene Solution is marketed and sold in the United States by the Company pursuant to a license agreement with LEO. The Hi-Tech certification letter sets forth allegations of non-infringement and invalidity of the ‘426 patent. The Company has subsequently received two additional Paragraph IV certifications that contain similar allegations. The Company and LEO do not intend to bring an infringement action with respect to these certification letters at this time. If Hi-Tech or the other parties are successful in obtaining FDA approval for a generic version of Dovonex 0.005% Calcipotriene Solution they could market and sell the product as early as January 2008.

On September 21, 2006, LEO informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO’s U.S. Patent No. 6,753,013 (the “ ‘013 Patent”). The ‘013 Patent covers Taclonex and certain of LEO’s products in development. We market and sell Taclonex in the United States under a license agreement with LEO and have license rights to the products in development. The reexamination was ordered in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. LEO intends to vigorously defend the ‘013 Patent and filed a response with the USPTO on November 13, 2006. We are confident in the merits of the claims included in the ‘013 Patent, particularly based on the timing, extent and quality of the development work conducted by LEO with vitamin D analogues in combination with corticosteroids. We believe that LEO will succeed in maintaining the important elements of the patent protection for Taclonex and the products in development through the reexamination process. However, we can offer no assurance as to the ultimate outcome of the reexamination proceedings. If the USPTO were to substantially narrow the claims included in the ‘013 Patent, Taclonex could face direct or indirect competition prior to the expiration of the ‘013 Patent in 2021.

Securities Litigation

In November 2006, the Company and certain of its’ officers, were named as defendants in Albano v. Warner Chilcott Limited et al., a purported class action lawsuit filed in the United States District Court for the Southern District of New York. Subsequently, similar purported class action lawsuits have been filed. The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning our decision to stop shipping Ovcon 35 in connection with the transition to Ovcon Chewable. The litigation is in its earliest stages and the Company and the individual defendants intend to defend the actions vigorously. We are not able at present to reasonably estimate potential losses, if any, in connection with the litigation but an adverse resolution could have a material adverse effect on our financial position, results of operations and cash flows.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

General Matters

The Company is involved in various legal proceedings of a nature considered normal to its business, including product liability and other litigation and contingencies. The Company records reserves related to these legal matters when it concludes that losses related to such litigation or contingencies are both probable and reasonably estimable. The Company self insures for liability not covered by product liability insurance based on an estimate of potential product liability claims. The Company develops such estimates in consultation with its insurance consultants and outside legal counsel.

16. Income Taxes

The Company operates in five primary tax jurisdictions; the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The difference between the statutory and effective tax rates for the quarter and nine months ended September 30, 2006 is predominantly due to the mix of taxable income among the various tax jurisdictions, a valuation allowance offsetting certain state loss benefits and other U.S. permanent items which result in recording a tax provision on a book loss. In addition, the tax provision in the quarter and nine months ended September 30, 2006 includes various one-time items such as IPO-related expenses and adjustments for tax returns filed during the period. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which we operate.

17. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. Following is selected information for the quarters and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenue by country of origin:
United States	$188,487	$116,509	$532,018	$340,775
All other countries	6,181	12,534	16,081	36,040

Total revenue	$194,668	$129,043	$548,099	$376,815

Revenue breakdown:
Net sales:
Ovcon	$21,285	$24,045	$68,473	$67,822
Estrostep	25,511	20,302	78,952	58,874
Loestrin 24 Fe	15,063	—	22,656	—
Estrace cream	15,453	16,427	48,143	40,557
femhrt	15,114	15,402	41,685	45,874
Femring	2,809	2,992	7,881	8,035
Estrace tablets	1,744	1,817	5,410	8,261
Femtrace	1,036	—	2,135	—
Doryx	24,604	23,088	75,290	63,981
Dovonex	35,874	—	109,606	—
Taclonex	19,684	—	37,680	—
Sarafem	8,364	6,967	28,290	30,441
Duricef and Moisturel	330	4,283	1,732	13,395
Other products	2,517	1,706	5,478	5,201
Contract manufacturing product sales	5,280	6,970	14,688	18,397

Total net sales	194,668	123,999	548,099	360,838

Other revenue:
Co-promotion revenue (Dovonex)	—	5,044	—	15,977

Total revenue	$194,668	$129,043	$548,099	$376,815

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

	As of September 30, 2006	As of December 31, 2005
Fixed assets:
United States	$11,435	$6,658
Puerto Rico	16,327	13,391
United Kingdom/Rep. Of Ireland	17,101	17,053

Total	$44,863	$37,102

18. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company distributes its pharmaceutical products through wholesalers and distributors, and directly to certain national retail drug and grocery store chains and selected mass merchants. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s total sales and / or 10% of the Company’s gross accounts receivable. Gross accounts receivable from McKesson Corporation as of September 30, 2006 and December 31, 2005 totaled $36,452 and $17,635, respectively. As of September 30, 2006 and December 31, 2005, gross accounts receivable from Cardinal Health, Inc. totaled $27,053 and $7,761, respectively. As of September 30, 2006 and December 31, 2005, gross accounts receivable from AmerisourceBergen Corporation totaled $8,763 and $10,103, respectively. As of September 30, 2006 and December 31, 2005, gross accounts receivable from CVS totaled $10,268 and $4,759, respectively.

The following table shows significant customer sales as a percentage of total revenues:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
McKesson	34%	27%
Cardinal	29%	13%
AmerisourceBergen	11%	19%
CVS	10%	10%

In the event that a significant supplier suffers an event that causes it to be unable to manufacture the Company’s product requirements for a sustained period, the resulting shortages of inventory could have a material adverse effect on the business of the Company. The following table shows revenue generated from product provided by significant suppliers as a percentage of total revenues.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
LEO	27%	0%
Barr	21%	19%
Faulding	14%	17%
Bristol-Myers	0%	28%

Net sales of the following pharmaceutical products accounted for more than 10% of total revenues:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Dovonex	20%	4%
Estrostep	14%	16%
Doryx	14%	17%
Ovcon	12%	18%
Estrace Cream	9%	11%
femhrt	8%	12%

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

19. Guarantor and Non-Guarantor Condensed Consolidated Financial Information

The following financial information is presented to segregate the financial results of the Company, Warner Chilcott Corporation (the issuer of the Notes), the guarantor subsidiaries for the Notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the Notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

The Company, Holdings III, and Warner Chilcott Intermediate (Luxembourg) S.a.r.l. (the direct parent of Warner Chilcott Corporation) are guarantors of the Notes. These holding companies have no operations of their own, and their only significant assets are the capital stock of their wholly owned subsidiaries. Consequently, their ability to pay amounts under their guarantee depends on the earnings and cash flows of their operating subsidiaries and the ability of these entities to pay dividends or advance funds to the guarantor holding companies. Holdings II is not a guarantor for the Notes. This holding company is a wholly-owned subsidiary of the Company and its only non-current asset is the capital stock of Holdings III.

The following financial information presents the consolidating balance sheets as of September 30, 2006 and December 31, 2005, the related statements of operations for the quarters and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and September 30, 2005.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of September 30, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$18,248	$65	$552	$4,600	$229,090	$33,286	$2,069	$0	$287,910
Accounts receivable, net	13	44	49	0	357	49,823	133	0	50,419
Intercompany	0	0	22,420	13	1	177,040	20,618	(220,092)	0
Inventories	0	0	0	0	0	54,378	5,043	0	59,421
Prepaid exp’s & other current assets	0	0	0	0	44,907	4,445	3,490	0	52,842

Total current assets	18,261	109	23,021	4,613	274,355	318,972	31,353	(220,092)	450,592

Property, plant & equipment, net	0	0	0	0	0	27,762	17,101	0	44,863
Intangible assets, net	0	0	0	0	0	1,292,545	302,312	0	1,594,857
Goodwill	0	0	0	0	0	1,260,777	0	0	1,260,777
Other noncurrent assets	0	0	0	0	31,409	25,511	0	0	56,920
Investments in subsidiaries	1,324,060	1,324,043	1,302,939	826,366	1,484,824	0	0	(6,262,232)	0

Total assets	$1,342,321	$1,324,152	$1,325,960	$830,979	$1,790,588	$2,925,567	$350,766	$(6,482,324)	$3,408,009

Liabilities
Current Liabilities:
Accounts payable	$1	$0	$0	$0	$0	$18,927	$407	$0	$19,335
Intercompany	7,502	76	16,740	0	154,190	16,685	24,860	(220,053)	0
Accrued exp’s & other curr liab’s	492	21	21	0	8,842	81,599	20,873	0	111,848
Long-term debt, current portion	0	0	0	0	212,133	10,166	0	0	222,299

Total Current Liabilities	7,995	97	16,761	0	375,165	127,377	46,140	(220,053)	353,482

Other Liabilities:
Long-term debt, excluding current	0	0	0	0	597,897	993,629	0	0	1,591,526
Other non-current liabilities	0	0	0	0	(8,840)	123,484	14,031	0	128,675

Total Liabilities	7,995	97	16,761	0	964,222	1,244,490	60,171	(220,053)	2,073,683

Shareholders’ equity	1,334,326	1,324,055	1,309,199	830,979	826,366	1,681,077	290,595	(6,262,271)	1,334,326

Total liabilities and shareholders’ equity	$1,342,321	$1,324,152	$1,325,960	$830,979	$1,790,588	$2,925,567	$350,766	$(6,482,324)	$3,408,009

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended September 30, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$0	$0	$0	$0	$0	$194,668	$7,738	$(7,738)	$194,668
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	0	0	0	0	0	39,339	1,385	(1,538)	39,186
Selling, general & administrative	75	12	27,484	0	848	77,544	(133)	(6,159)	99,671
Research and development	0	0	0	0	0	4,128	666	0	4,794
Amortization of intangible assets	0	0	0	0	0	54,350	8,801	0	63,151
Intercompany dividends (received)	0	0	0	0	0	0	0	0	0
Interest income	(13)	(44)	(52)	0	(379)	(1,222)	(11)	0	(1,721)
Interest expense	0	0	7,474	0	24,227	25,686	0	0	57,387
Accretion on preferred stock of subsidiary	0	8,484	0	0	0	0	0	0	8,484

(Loss) / income before income taxes	(62)	(8,452)	(34,906)	0	(24,696)	(5,157)	(2,970)	(41)	(76,284)
Income tax (benefit) / provision	0	0	0	0	(8,643)	12,887	500	0	4,744
Equity in (losses) / earnings of subsidiaries	(80,966)	(72,514)	(37,608)	16,452	32,505	0	0	142,131	0

Net (loss) / income	$(81,028)	$(80,966)	$(72,514)	$16,452	$16,452	$(18,044)	$(3,470)	$142,090	$(81,028)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$0	$0	$0	$0	$0	$548,099	$22,436	$(22,436)	$548,099
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	0	0	0	0	0	110,932	2,058	(4,786)	108,204
Selling, general & administrative	176	66	27,516	0	2,885	184,041	1,901	(17,607)	198,978
Research and development	0	0	0	0	0	17,357	2,094	0	19,451
Amortization of intangible assets	0	0	0	0	0	158,724	26,401	0	185,125
Intercompany dividends (received)	0	0	(46,869)	0	0	0	0	46,869	0
Interest income	(13)	(44)	(53)	0	(463)	(1,895)	(38)	0	(2,506)
Interest expense	0	0	13,989	0	66,936	68,361	0	0	149,286
Accretion on preferred stock of subsidiary	0	26,190	0	0	0	0	0	0	26,190

(Loss) / income before income taxes	(163)	(26,212)	5,417	0	(69,358)	10,579	(9,980)	(46,912)	(136,629)
Income tax (benefit) / provision	0	0	0	0	(24,275)	31,765	871	0	8,361
Equity in (losses) / earnings of subsidiaries	(144,827)	(118,615)	(124,032)	(3,785)	41,298	0	0	349,961	0

Net (loss) / income	$(144,990)	$(144,827)	$(118,615)	$(3,785)	$(3,785)	$(21,186)	$(10,851)	$303,049	$(144,990)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(144,990)	$(144,827)	$(118,615)	$(3,785)	$(3,785)	$(21,186)	$(10,851)	$303,049	$(144,990)
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	0	0	0	0	0	2,212	2,794	0	5,006
Amortization of intangible assets	0	0	0	0	0	158,724	26,401	0	185,125
Equity (earnings) losses in subsidiaries	144,827	118,615	124,032	3,785	(41,298)	0	0	(349,961)	0
Amortization of debt finance costs	0	0	4,828	0	6,492	7,699	0	0	19,019
Accretion on preferred stock in subsidiary	0	26,190	0	0	0	0	0	0	26,190
Stock compensation expense	0	0	0	0	0	16,076	0	0	16,076
Changes in assets and liabilities	7,982	38	(39,973)	0	(31,412)	(19,901)	(18,266)	46,912	(54,620)

Net cash provided by/(used in) operating activities	7,819	16	(29,728)	0	(70,003)	143,624	78	0	51,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	0	0	0	0	0	(260,136)	0	0	(260,136)
Investment in Subsidiaries	(989,161)	(661,948)	(468,944)	(441,195)	0	0	0	2,561,248	0
Capital expenditures	0	0	0	0	0	(9,943)	(1,431)	0	(11,374)

Net cash (used in)/provided by investing activities	(989,161)	(661,948)	(468,944)	(441,195)	0	(270,079)	(1,431)	2,561,248	(271,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank senior secured credit facility	0	0	0	0	0	240,000	0	0	240,000
Repayments under bank senior secured credit facility	0	0	(162,770)	0	(142,308)	(110,597)	0	0	(415,675)
Proceeds from share capital issue, net of expenses	1,005,682	989,161	661,948	445,795	441,195	23,149	0	(2,561,248)	1,005,682
Purchase of treasury stock	(6,092)	0	0	0	0	(238)	0	0	(6,330)
Retirement of preferred stock in subsidiary	0	(327,164)	0	0	0	0	0	0	(327,164)
Borrowings on revolving credit facility	0	0	0	0	20,000	64,600	0	0	84,600
Repayments of revolving credit facility	0	0	0	0	(20,000)	(64,600)	0	0	(84,600)
Other	0	0	0	0	0	(401)	0	0	(401)

Net cash provided by/(used in) financing activities	999,590	661,997	499,178	445,795	298,887	151,913	0	(2,561,248)	496,112

Net increase/(decrease) in cash and cash equivalents	$18,248	$65	$506	$4,600	$228,884	$25,458	$(1,353)	$0	$276,408

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2005

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$46	$—	$206	$7,828	$3,422	$—	$11,502
Accounts receivable, net	—	—	12	—	—	28,831	922	—	29,765
Intercompany	—	—	21,325	13	—	159,221	53,882	(234,441)	—
Inventories	—	—	—	—	—	26,201	5,197	—	31,398
Prepaid exp’s & other current assets	—	—	—	—	20,631	23,973	2,296	—	46,900

Total current assets	—	—	21,383	13	20,837	246,054	65,719	(234,441)	119,565

Property, plant & equipment, net	—	—	—	—	—	20,050	17,052	—	37,102
Intangible assets, net	—	—	—	—	—	1,191,134	328,713	—	1,519,847
Goodwill	—	—	—	—	—	1,260,777	—	—	1,260,777
Other noncurrent assets	—	—	4,828	—	37,901	38,195	—	—	80,924
Investments in subsidiaries	332,510	768,430	960,601	388,956	1,443,526	—	—	(3,894,023)	—

Total assets	$332,510	$768,430	$986,812	$388,969	$1,502,264	$2,756,210	$411,484	$(4,128,464)	$3,018,215

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$16,715	$914	$—	$17,629
Intercompany	—	—	55,466	—	147,526	1,724	29,733	(234,449)	—
Accrued exp’s & other current liab’s	—	—	141	—	22,284	71,860	19,769	—	114,054
Current portion of long-term debt	—	—	1,640	—	3,550	8,810	—	—	14,000

Total current liabilities	—	—	57,247	—	173,360	99,109	50,416	(234,449)	145,683

Other Liabilities:
Long-term debt, excluding current portion	—	—	161,130	—	948,788	865,582	—	—	1,975,500
Other non-current liabilities	—	—	—	—	(8,840)	123,277	14,160	—	128,597

Total liabilities	—	—	218,377	—	1,113,308	1,087,968	64,576	(234,449)	2,249,780

Preferred stock in subsidiary	—	435,925	—	—	—	—	—	—	435,925
Shareholders’ equity	332,510	332,505	768,435	388,969	388,956	1,668,242	346,908	(3,894,015)	332,510

Total liabilities & shareholders’ equity	$332,510	$768,430	$986,812	$388,969	$1,502,264	$2,756,210	$411,484	$(4,128,464)	$3,018,215

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended September 30, 2005

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$129,133	$12,642	$(12,732)	$129,043
Costs, expenses & other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	23,205	1,168	(2,749)	21,624
General and Administrative	—	—	1,811	23	700	45,828	(211)	(9,983)	38,168
Research & development	—	—	—	—	—	39,777	(473)	—	39,304
Amortization of intangible assets	—	—	—	—	—	50,949	8,451	—	59,400
Acquired in-process research & development	—	—	—	—	—	—	—	—	—
Transaction costs	—	—	—	—	—	—	—	—	—
Interest income	—	—	—	—	(33)	(351)	(9)	—	(393)
Interest expense	—	—	2,773	—	19,951	17,071	—	—	39,795
Accretion on preferred stock of subsidiary	—	8,374	—	—	—	—	—	—	8,374

(Loss) / income before income taxes	—	(8,374)	(4,584)	(23)	(20,618)	(47,346)	3,716	—	(77,229)
Income tax (benefit) / provision	—	—	—	—	(7,217)	2,480	1,409	—	(3,328)
Equity (losses) in / earnings of subsidiaries	(73,901)	(65,527)	(60,943)	(2,286)	11,115	—	—	191,542	—

Net (loss) / income	$(73,901)	$(73,901)	$(65,527)	$(2,309)	$(2,286)	$(49,826)	$2,307	$191,542	$(73,901)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2005

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$371,039	$34,218	$(28,442)	$376,815
Costs, expenses & other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	80,325	5,495	(8,313)	77,507
General and Administrative	—	—	3,865	23	1,924	132,287	3,431	(20,129)	121,401
Research & development	—	—	—	—	—	50,751	1,337	—	52,088
Amortization of intangible assets	—	—	—	—	—	154,649	25,451	—	180,100
Acquired in-process research & development	—	—	—	—	—	280,700	—	—	280,700
Transaction costs	—	—	—	—	5,625	29	30,321	—	35,975
Interest income	—	—	—	—	(33)	(634)	(383)	—	(1,050)
Interest expense	—	—	7,302	—	55,320	45,136	—	—	107,758
Accretion on preferred stock of subsidiary	—	23,010	—	—	—	—	—	—	23,010

(Loss) / income before income taxes	—	(23,010)	(11,167)	(23)	(62,836)	(372,204)	(31,434)	—	(500,674)
Income tax (benefit) / provision	—	—	—	—	(21,993)	13,226	502	—	(8,265)
Equity (losses) in / earnings of subsidiaries	(492,409)	(469,399)	(458,232)	39,549	80,392	—	—	1,300,099	—

Net (loss) / income	$(492,409)	$(492,409)	$(469,399)	$39,526	$39,549	$(385,430)	$(31,936)	$1,300,099	$(492,409)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2005

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(492,409)	$(492,409)	$(469,399)	$39,526	$39,549	$(385,430)	$(31,936)	$1,300,099	$(492,409)
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	0	0	0	0	0	1,036	999	0	2,035
Amortization of intangible assets	0	0	0	0	0	154,649	25,451	0	180,100
Equity (earnings) losses in subsidiaries	492,409	469,399	458,232	(39,549)	(80,392)	0	0	(1,300,099)	0
Amortization of debt finance costs	0	0	560	0	3,351	3,652	0	0	7,563
Acquired in-process research and development	0	0	0	0	0	280,700	0	0	280,700
Accretion on preferred stock in subsidiary	0	23,010	0	0	0	0	0	0	23,010
Stock compensation expense	0	0	3,727	0	0	0	0	0	3,727
Changes in assets and liabilities	0	0	(707,399)	10	1,570,472	(152,986)	(736,775)	0	(26,678)

Net cash (used in)/provided by operating activities	0	0	(714,279)	(13)	1,532,980	(98,379)	(742,261)	0	(21,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	0	0	0	0	0	(21,600)	0	0	(21,600)
Purchase of business, net of cash acquired	0	0	0	0	0	(2,562,196)	(360,359)	0	(2,922,555)
Proceeds from sale of assets	0	0	0	0	0	0	48	0	48
Investment in subsidiaries	(880,029)	(1,282,846)	(726,080)	(408,547)	(2,851,968)	0	(709,732)	6,859,202	0
Capital expenditures	0	0	0	0	0	(3,735)	(531)	0	(4,266)

Net cash (used in)/provided by investing activities	(880,029)	(1,282,846)	(726,080)	(408,547)	(2,851,968)	(2,587,531)	(1,070,574)	6,859,202	(2,948,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank senior secured credit facility	0	0	164,000	0	355,000	881,000	0	0	1,400,000
Proceeds from issuance of senior subordinated notes	0	0	0	0	600,000	0	0	0	600,000
Repayments of predecessor long-term debt	0	0	0	0	0	(195,000)	0	0	(195,000)
Repayments under bank senior secured credit facility	0	0	(820)	0	(1,775)	(4,405)	0	0	(7,000)
Borrowings on revolving credit facility	0	0	0	0	20,000	0	0	0	20,000
Repayments of revolving credit facility	0	0	0	0	(20,000)	0	0	0	(20,000)
Payments for debt finance costs	0	0	(5,589)	0	(42,428)	(35,607)	0	0	(83,624)
Proceeds share capital issue	880,029	880,029	1,282,850	408,560	408,547	2,064,681	1,814,540	(6,859,207)	880,029
Proceeds from issuance of preferred stock in subsidiary	0	402,822	0	0	0	0	0	0	402,822
Other	0	(5)	0	0	0	0	0	5	0

Net cash provided by/(used in) financing activities	880,029	1,282,846	1,440,441	408,560	1,319,344	2,710,669	1,814,540	(6,859,202)	2,997,227

Net increase in cash and cash equivalents	$0	$0	$82	$0	$356	$24,759	$1,705	$0	$26,902

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

20. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in shareholders’ equity to be included in other comprehensive (loss). The components of accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains or losses on interest rate swap contracts. Comprehensive (loss) for the quarters ended September 30, 2006 and 2005 was $(88,829) and $(69,276), respectively, and comprehensive (loss) for the nine months ended September 30, 2006 and 2005 was $(148,535) and $(490,105), respectively.

The components of accumulated other comprehensive income (loss) include:

	As of September 30, 2006	As of December 31, 2005
Cumulative translation adjustment	$420	$(992)
Unrealized gain on interest rate swaps (net of tax of $4 and $105)	200	5,157

	$620	$4,165

21. Related Party Transactions

The Company paid its Sponsors a fixed advisory and monitoring fee of $5,000 per year. In connection with the IPO, the Company terminated this agreement. During the nine months ended September 30, 2006, the Company paid $3,750 in annual management fees and a buyout fee of $27,423 upon termination. These amounts are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

In connection with the IPO, 10,669,441 Class L common shares held by the Sponsors, certain institutional investors and management were converted into 76,549,828 Class A common shares as required in accordance with the Company’s bye-laws. In addition, 118,246 Preferred Shares of Holdings II converted into 9,480,302 Class A common shares. The remaining outstanding Preferred Shares were redeemed for $327,164 in accordance with Holdings II’s bye-laws.

22. Subsequent Events

On October 31, 2006, the Company redeemed $210,000 of its outstanding Notes for $228,375 (including an interest premium of $18,375).

On November 7, 2006, the Company settled the litigation filed by the Company against Berlex and Schering in the U.S. District Court for the District of New Jersey alleging that Berlex and Schering are willfully infringing the Company’s U.S. Patent No. 5,552,394 in connection with the marketing and sale of Yaz®. Under the terms of the settlement, Schering and Berlex will continue to market and sell Yaz® and Schering will make certain payments to the Company. In addition, Schering will license to the Company its proprietary SEGRA compound for the oral or topical treatment of inflammatory skin diseases. The Company will pay a royalty to Schering on sales of any product containing the SEGRA compound under the license.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in the Registration Statement. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors,” and elsewhere in this Form 10-Q.

Summary

The following are the significant events that occurred during the quarter and nine months ended September 30, 2006:

•	On January 1, 2006 we purchased the rights to exclusively market and sell Dovonex in the United States from Bristol-Myers Squibb Company (“Bristol-Myers”);

•	Taclonex and Loestrin 24 Fe were approved by the FDA and we began commercial sales of the products in March in preparation for the launch of our promotional efforts in April 2006;

•	We borrowed $240.0 million under our delayed-draw term loan facility to fund the acquisition of the Dovonex marketing rights and the final Taclonex milestone payment;

•	We entered into two additional interest rate swap contracts related to $375.0 million of our variable rate debt to fix more of our variable rate debt;

•	We initiated a lawsuit against Watson to protect intellectual property rights surrounding our patent covering 24 day dosing of oral contraceptives;

•	We received three Paragraph IV certification letters from pharmaceutical companies seeking FDA approval to market generic versions of Dovonex solution prior to the expiration of the patent owned by our licensor, LEO Pharma A/S (“LEO”);

•	On September 20, 2006, we completed an initial public offering (the “IPO”) of 70,600,000 of our Class A common stock (“Class A common shares”) at a price of $15.00 per share, raising proceeds of $1,059.0 million before fees and expenses;

•	We made an optional prepayment of $405.0 million of our indebtedness under our senior secured credit facility and gave notice of our intention to redeem $210.0 million of our senior subordinated notes in October 2006;

•	We redeemed or converted into Class A common shares all of the outstanding preferred stock of our wholly-owned subsidiary (the “Preferred Shares”) and also converted all outstanding shares of our Class L common stock (the “Class L common shares”) into Class A common shares;

•	In September 2006 we launched Ovcon 35 Fe, a new, chewable form of Ovcon 35. In late October 2006, Barr Laboratories, Inc. (“Barr”) launched a generic version of Ovcon 35. In November 2006, we changed the trade name of Ovcon 35 Fe to Femcon in an effort to reduce potential market confusion between the brands;

•	Our revenue for the quarter ended September 30, 2006 was $194.7 million and our net loss was $81.0 million; and

•	Our revenue for the nine months ended September 30, 2006 was $548.1 million and our net loss was $145.0 million.

Operating Results for the quarters and nine months ended September 30, 2006 and 2005

Impact of the IPO

Our IPO, which occurred on September 20, 2006, significantly impacted our financial position as of September 30, 2006 and our results of operations for the quarter and nine months ended September 30, 2006. The following information reflects the impact of our IPO on our financial position and results of operations:

Financial Position

As of September 30, 2006
Increase in cash and cash equivalents	$241.1
(Decrease) in other current assets	(1.2)
(Decrease) in other non current assets	(10.7)

Net increase in total assets	$229.2

(Decrease) in long-term debt	$(405.0)
(Decrease) in preferred stock in subsidiary	(462.2)
Increase in shareholders’ equity, net	1,096.4

Net increase in liabilities and shareholders’ equity	$229.2

Results of operations for the quarter and nine months ended September 30, 2006

Expenses for stock-based compensation (see below)	$14.9
Expense for buyout of Sponsor advisory and monitoring agreement	27.4

Total included in general and administrative expenses	$42.3

Expenses for write-off of deferred loan costs	$10.7

Total included in interest expense	$10.7

Stock-based compensation in connection with the IPO

Our board of directors granted additional equity-based incentives to our employees and approved a change to the vesting criteria with respect to the return on capital restricted shares as described below.

The additional equity-based incentives include: (i) grants of 892,638 of Class A common shares to certain members of senior management which immediately vested and (ii) grants of 237,175 restricted Class A common shares and options to purchase 1,164,629 Class A common shares to employees, which will vest over four years. The grants were made under our 2005 Equity Incentive Plan, as amended.

During 2005 we granted 1,642,441 restricted Class A common shares to employees that were to vest based on certain investors in us obtaining a return on their investments of more than 250%. These shares became fully vested at the time of our IPO, which resulted in the acceleration of the unamortized compensation expense associated with such shares.

Future expenses to be realized

•	total compensation expense with respect to the shares and options granted to employees that did not immediately vest was $11.5 million under SFAS 123R which will be recognized over the four year vesting periods on an accelerated basis ($0.2 million included in our results for the quarter ended September 30, 2006) along with the remaining expense to be recognized under the 2005 equity incentive plan grants;

•	an interest premium of $18.4 million related to the prepayment of $210.0 million of our senior subordinated notes on October 31, 2006, which will be included as a component of interest expense in the quarter ended December 31, 2006; and

•	an expense of approximately $8.0 million related to the write-off of deferred loan fees for our prepayment of the $210.0 million of our senior subordinated notes, which will be included as a component of interest expense in the quarter ended December 31, 2006.

Dovonex and Taclonex Transactions

The closing of the acquisition of the rights to Dovonex and the FDA approval of Taclonex during the nine months ended September 30, 2006 had a significant impact on our operating results in the quarter and nine months ended September 30, 2006 when compared with our results for the same prior year periods. The FDA approval of Taclonex, together with the acquisition of Dovonex, will impact our operating results for the balance of 2006 and beyond.

During 2005, we promoted Dovonex in the United States under a co-promotion agreement with Bristol-Myers and recorded amounts earned from this activity as “Other revenue.” Under the agreement, we promoted Dovonex and earned revenue based on Bristol-Myers net sales (as defined in the agreement) of the product. On January 1, 2006, we acquired the exclusive U.S. sales and marketing rights to Dovonex from Bristol-Myers and their inventories of Dovonex products for a purchase price of $205.2 million, plus a 5% royalty on net sales of Dovonex through 2007. The total purchase price was allocated based on the fair values of inventory ($6.7 million) and intangible assets ($198.5 million), which have a useful life of 15 years. We funded the payment of the purchase price by borrowing $200.0 million of delayed-draw term loans under our senior secured credit facility. On January 1, 2006, our license and supply agreement with LEO for Dovonex became effective and our co-promotion agreement with Bristol-Myers was terminated. Our acquisition of the U.S. sales and marketing rights to Dovonex did not require any significant launch costs or an increase in the size of our sales forces as we have been promoting Dovonex since 2003. Under the LEO license and supply agreement, we will pay LEO a supply fee for Dovonex equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty would be reduced to 5% if a generic equivalent of Dovonex is introduced.

On January 9, 2006 the FDA approved LEO’s NDA for Taclonex. Under our agreements with LEO, on February 6, 2006 we paid LEO a final milestone payment of $40.0 million which was triggered by the FDA approval of Taclonex. This amount is classified as an intangible asset (under the Dovonex / Taclonex product family) with a useful life of 15 years. Under the terms of a license and supply agreement with LEO, we will pay a supply fee for Taclonex ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales of Taclonex (each as calculated under the terms of the agreement).

Our cost of sales as a percentage of product net sales will be considerably higher in 2006 as compared to 2005 as a result of the agreements related to Dovonex and Taclonex. In addition, we incurred significant launch costs beginning in the second quarter of 2006 when we began active promotion of Taclonex by our sales forces.

Revenue

The following table sets forth our unaudited revenue for the quarters and nine months ended September 30, 2006 and 2005, with the corresponding percent change:

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Oral Contraception
Ovcon	$21.3	$24.0	(2.7)	(11.5)%	$68.5	$67.8	$0.7	1.0%
Estrostep	25.5	20.3	5.2	25.7%	79.0	58.9	20.1	34.1%
Loestrin 24 Fe	15.1	—	15.1	n.m.	22.7	—	22.7	n.m.

Total	61.9	44.3	17.6	39.5%	170.2	126.7	43.5	34.2%
Hormone therapy
Estrace Cream	15.5	16.4	(0.9)	(5.9)%	48.1	40.6	7.5	18.7%
femhrt	15.1	15.4	(0.3)	(1.9)%	41.7	45.9	(4.2)	(9.1)%
Femring	2.8	3.0	(0.2)	(6.1)%	7.9	8.0	(0.1)	(1.9)%
Estrace Tablets	1.7	1.8	(0.1)	(4.0)%	5.4	8.3	(2.9)	(34.5)%
Femtrace	1.0	—	1.0	n.m.	2.0	—	2.0	n.m.

Total	36.1	36.6	(0.5)	(1.3)%	105.1	102.8	2.3	2.5%
Dermatology
Doryx	24.6	23.1	1.5	6.6%	75.3	64.0	11.3	17.7%
Dovonex	35.9	—	35.9	n.m.	109.6	—	109.6	n.m.
Taclonex	19.7	—	19.7	n.m.	37.7	—	37.7	n.m.

Total	80.2	23.1	57.1	247.2%	222.6	64.0	158.6	247.9%
PMDD
Sarafem	8.4	7.0	1.4	20.1%	28.3	30.4	(2.1)	(7.1)%
Other product sales
Other	2.8	6.0	(3.2)	(52.4)%	7.2	18.5	(11.3)	(61.2)%
Contract manufacturing	5.3	7.0	(1.7)	(24.2)%	14.7	18.4	(3.7)	(20.2)%

Total product net sales	194.7	124.0	70.7	57.0%	548.1	360.8	187.3	51.9%
Other revenue
Dovonex co-promotion	—	5.0	(5.0)	n.m.	—	16.0	(16.0)	n.m.

Total revenue	$194.7	$129.0	$65.7	50.9%	$548.1	$376.8	$171.3	45.5%

Revenue in the quarter ended September 30, 2006 was $194.7 million, an increase of $65.7 million or 50.9% over the same quarter last year. For the nine months ended September 30, 2006 revenue increased $171.3 million or 45.5%. The January 1, 2006 acquisition of Dovonex was a significant factor driving the increases in revenue. Total revenue for Dovonex accounted for $30.9 million of the increase for the quarter and $93.6 million for the nine month period. Also contributing to the increases in revenue were two products launched in March 2006, Taclonex and Loestrin 24 Fe, which together contributed $34.8 million and $60.4 million of growth for the quarter and nine months ended September 30, 2006, respectively. Excluding these three products, revenues were essentially the same in the quarter ended September 30, 2006 as compared to the corresponding 2005 period and increased $17.3 million in the nine months ended September 30, 2006.

In the first quarter of 2005 we entered into distribution agreements with two of our major customers. During the period from April 1st through December 31, 2005, these distributors substantially reduced their investment in inventories of our products, which had the effect of reducing our net sales during that period. We believe the pipeline inventories of our products as of December 31, 2005 were reduced to a level such that the majority of the net sales impact from the two agreements was realized in 2005. During the quarter and nine months ended September 30, 2005, we estimate that the contraction of these distributors’s pipeline inventory reduced our net sales by approximately $7.5 million and $16.5 million, respectively. The products most impacted by the new distribution agreement were Doryx, Ovcon, Estrostep and femhrt.

In February 2006, we received FDA approval to market our oral contraceptive, Loestrin 24 Fe, and began commercial sales of the product in March 2006. Beginning in April 2006, Loestrin 24 Fe became our top promotional priority amongst our oral contraceptive brands and revenues in the quarter and nine months ended September 30, 2006 totaled $15.1 million and $22.7 million, respectively. During the period from July 2005 through the launch of Loestrin 24 Fe, Estrostep was the primary focus of our promotional efforts in oral contraception, which resulted in strong growth in demand for Estrostep in the second half of 2005 and continuing into 2006. The 25.7% and 34.1% increase in Estrostep net sales in the quarter and nine months ended September 30,

2006 compared with the prior year periods were driven primarily by growth in filled prescriptions (a proxy for unit growth) combined with the impact of price increases of approximately 10% in both the quarter and nine months ended September 30, 2006 compared with the prior year periods. Ovcon net sales decreased 11.5% and increased 1.0% in the quarter and nine months ended September 30, 2006, respectively compared with the prior year periods. The decline in the quarter ended September 30, 2006 is primarily due to a 13% decline in filled prescriptions. Ovcon sales in the nine months ended September 30, 2006 increased despite a 6% decline in filled prescriptions due to the impact of price increases of approximately 9%. The decline in Ovcon prescription demand was primarily due to the July 2005 shift in our promotional emphasis to Estrostep. In September 2006 we launched Ovcon Chewable and stopped shipping Ovcon 35 as we began the process of transitioning the Ovcon brand franchise to the Ovcon Chewable product. Barr’s sooner than expected launch of a generic version of Ovcon 35, in late October 2006, has negatively impacted the transition process. While we reinstituted sales of our branded Ovcon 35 product shortly following Barr’s launch, we expect our revenue from sales of Ovcon 35 to decline significantly due to competition from the generic version. In November 2006, we changed the trade name of Ovcon Chewable to Femcon in an effort to reduce potential market confusion between the brands. We expect sales of Femcon to replace a portion of the Ovcon 35 sales that we expect to lose to generic Ovcon 35.

Sales of our hormone therapy products have been affected by the general decline in the hormone therapy markets that began in July 2002 following the NIH’s early termination of a large-scale clinical trial, which was part of the Women’s Health Initiative and examined the long-term effects of combined estrogen and progestogen therapy in post-menopausal women. The decline in the hormone therapy markets has slowed and we launched new products (Femtrace and a lower dose version of femhrt) to improve our position in this segment. Sales of our hormone therapy product sales decreased $0.5 million or 1.3% in the quarter ended September 30, 2006, compared with the prior year. The decline in the quarter ended September 30, 2006 sales was due to general decline in our established HT products, offset by sales of our new product Femtrace. For the nine months ended September 30, 2006, sales increased $2.3 million or 2.5% compared with the prior year period. Net sales of Estrace Cream increased $7.5 million compared with the prior year period. We believe that net sales of Estrace Cream in the nine months ended September 30, 2005 were reduced due to contractions in the level of pipeline inventories held by our customers during that period.

In dermatology, sales of Doryx increased $1.5 million, or 6.6%, and $11.3 million, or 17.7%, in the quarter and nine months ended September 30, 2006, respectively, compared with the prior year periods. Doryx prescriptions, which had been growing during the period from July 1, 2005 through June 30, 2006, softened during the quarter ended September 30, 2006 due to decreased promotional emphasis following the April 2006 launch of Taclonex. Doryx filled prescriptions in the quarter ended September 30, 2006 declined by approximately 4% when compared to the prior year period. The increase in Doryx sales in the quarter was primarily due to the impact of price increases of approximately 18% compared with the prior year period. During the nine months ended September 30, 2006, filled prescriptions of Doryx increased approximately 7% compared with the prior year periods. Price levels in effect during the nine months ended September 30, 2006 contributed to the increases as average selling prices were higher by approximately 18% compared with the prior year period.

On January 1, 2006 we acquired the product rights to Dovonex from Bristol-Myers and in March 2006 we began commercial shipments of Taclonex. The addition of these two products to our dermatology portfolio added $50.6 million and $131.3 million to our revenue in the quarter and nine months ended September 30, 2006, respectively, compared with the prior year periods. In 2005 we promoted Dovonex for Bristol-Myers and earned $5.0 million and $16.0 million of co-promotion revenue in the quarter and nine months ended September 30, 2005, respectively.

Sarafem, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), had sales of $8.4 million and $28.3 million in the quarter and nine months ended September 30, 2006, respectively, compared with $7.0 million and $30.4 million in the prior year periods. Demand for Sarafem has declined over 25% in the quarter and nine months ended September 30, 2006, respectively, when compared to the prior year periods. The declines in prescription demand were partially offset by the impact of price increases of approximately 10% in the quarter and nine months ended September 30, 2006, respectively, when compared with the prior year periods. In addition, we believe that net sales of Sarafem in the three and nine months ended September 30, 2005 were reduced due to contractions in the level of pipeline inventories held by our customers during that period. We believe that Sarafem, which is patent protected until May 2008, is facing significant indirect competition from generic fluoxetine, the active ingredient in Sarafem, and branded selective serotonin reuptake inhibitors (“SSRI’s) that are increasingly targeting the PMDD market.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. The declines in contract manufacturing revenue in both the quarter and nine months ended September 30, 2006 relative to the prior year periods are primarily due to our discontinuing the manufacture of certain products for Pfizer. Effective July 1, 2006 we signed an amendment to our supply agreement with Pfizer to continue producing Dilantin for the next 3 years.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales increased $17.6 million in the quarter ended September 30, 2006 compared with the same quarter in 2005 primarily due to the 57.0% increase in product net sales. Net sales of Dovonex, acquired on January 1, 2006, and the launch of Taclonex accounted for a significant portion of the increase in product net sales and an even larger portion of the increase in cost of sales in the quarter. The cost of sales for Dovonex and Taclonex (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of product net sales, are significantly higher than the costs for our other products. Cost of sales as a percentage of product net sales increased to 20.1% in the quarter ended September 30, 2006 from 17.4% in the quarter ended September 30, 2005.

Cost of sales in the nine months ended September 30, 2006 were $108.2 million, a $30.7 million increase over the prior year period. Cost of sales in the nine months ended September 30, 2006 and 2005 included $1.5 million and $22.4 million, respectively, representing the increased values of inventory recorded through the allocation of acquisition purchase prices and flowing through cost of sales in the periods. Excluding the impact of these items, our adjusted cost of sales for the nine months ended September 30, 2006 increased $51.6 million over the corresponding prior year period. The addition of Dovonex and Taclonex net sales were the principal factors generating the increase in adjusted cost of sales dollars and the increase in the adjusted cost of sales percentage in the nine months ended September 30, 2006 relative to the same period in the prior year.

The tables below show the calculation of cost of sales, adjusted cost of sales, cost of sales percentage and adjusted cost of sales percentage for the quarters and nine months ended September 30, 2006 and 2005:

(dollars in millions)	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	$ Change	Percent Change
Product net sales	$194.7	$124.0	$70.7	57.0%
Cost of sales (excluding amortization), as reported	39.2	21.6	17.6	81.2%

Cost of sales percentage	20.1%	17.4%

(dollars in millions)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	$ Change	Percent Change
Product net sales	$548.1	$360.8	$187.3	51.9%
Cost of sales (excluding amortization), as reported	108.2	77.5	30.7	39.6%

Cost of sales percentage	19.7%	21.5%

Cost of sales (excluding amortization), as reported	108.2	77.5	30.7	39.6%

Less inventory step up	(1.5)	(22.4)	(20.9)	(93.4)%

Adjusted cost of sales (excluding amortization)	106.7	55.1	51.6	93.6%

Adjusted cost of sales percentage	19.5%	15.3%

Selling, general and administration (“SG&A”) expenses. SG&A expenses for the quarter ended September 30, 2006 were $99.7 million, an increase of $61.5 million, or 161.3% from $38.2 million in the prior year quarter. Included in SG&A in the quarter ended September 30, 2006 was $14.9 million of stock compensation expense, which included the impact of share and option grants under the Company’s new stock compensation plan, the acceleration of the vesting of certain restricted shares granted in 2005 and shares granted to senior management at the time of the IPO. The quarter ended September 30, 2006 also included the $27.4 million buyout of our Sponsor advisory and monitoring agreement and an increase in legal fees. Advertising and promotion expenses increased in the quarter ended September 30, 2006 compared with the prior year periods due to a direct to consumer campaign in support of Loestrin 24 Fe and continued promotional efforts for both of our products in launch phase, Loestrin 24 Fe and Taclonex.

SG&A expenses for the nine months ended September 30, 2006 were $199.0 million, an increase of $77.6 million, or 63.9% from $121.4 million in the prior year period. The increase was mainly due to the IPO related expenses incurred during the period as well as the initiation of promotional activities in support of the launches of Loestrin 24 Fe and Taclonex. We incurred significant promotional and advertising expenses during the nine months ended September 30, 2006, including two waves of direct to consumer advertising for Loestrin 24 Fe. Direct to consumer advertising for Loestrin 24 Fe will continue to run through early November and we therefore expect to incur an additional $5.0 million of expense during the fourth quarter related to this program. Included in the nine months ended September 30, 2005 were $7.8 million of general and administrative costs incurred in connection with the closing of the acquisition in January 2005, which were mainly employee retention compensation costs.

The Company’s SG&A expenses were comprised of the following during the periods presented:

(dollars in millions)	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	$ Change	Percent Change
Advertising and Promotion	$17.4	$10.2	$7.2	70.5%
Selling and Distribution	20.5	16.6	3.9	23.5%
General, Administrative and Other	61.8	11.4	50.4	443.0%

Total	$99.7	$38.2	$61.5	161.3%

(dollars in millions)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	$ Change	Percent Change
Advertising and Promotion	$55.0	$30.3	$24.7	81.5%
Selling and Distribution	55.7	50.5	5.2	10.3%
General, Administrative and Other	88.3	40.6	47.7	117.5%

Total	$199.0	$121.4	$77.6	63.9%

Research and Development (“R&D”). Investment in R&D totaled $4.8 million in the quarter ended September 30, 2006 compared with $39.3 million in the prior year quarter. R&D expense in the quarter and nine months ended September 30, 2005 included $35.0 million and $37.0 million respectively representing our costs to acquire the rights to several line extensions of Taclonex and other product rights from LEO. R&D expense for the nine months ended September 30, 2006 included $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO. Excluding product rights costs from both the 2006 and 2005 periods, R&D expense increased $0.5 million in the quarter ended September 30, 2006 compared to the prior year period and increased $1.4 million in the nine months ended September 30, 2006 compared to the prior year. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective.

Amortization of intangible assets. Amortization expense in the quarters ended September 30, 2006 and 2005 was $63.2 million and $59.4 million, respectively. Amortization expense in the nine months ended September 30, 2006 and 2005 was $185.1 million and $180.1 million, respectively. Included in amortization expense in the quarter and nine months ended

September 30, 2006 is additional amortization of $4.0 million and $8.0 million, respectively, related to the Estrostep intangible asset as a result of changes in our forecast of future cash flows for this product.

Acquired in-process research and development. In 2005 we allocated $280.7 million of the purchase price paid to complete the Acquisition to the fair value of product development projects that, as of the acquisition date, were not approved by the FDA for promotion and sale in the U.S. and had no alternative future use (in-process research and development or “IPR&D”). This amount was expensed in the first quarter of 2005 and is included in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2005. There were no such costs recognized in the nine months ended September 30, 2006.

Transaction costs. During the nine months ended September 30, 2005 we incurred $36.0 million of expenses representing mainly (1) fees related to bridge financing necessary to complete the Acquisition and (2) the net cost of contracts purchased to hedge movements in the U.S. dollar versus the British pound sterling during the period leading up to the closing of the Acquisition. These costs were directly related to the Acquisition but were not considered part of the purchase price. These costs are shown in a separate line item in our condensed consolidated statement of operations. There were no such costs recognized in the nine months ended September 30, 2006.

Interest income and interest expense (“Net interest expense”). Net interest expense for the quarter ended September 30, 2006 was $55.7 million, an increase of $16.3 million from $39.4 million in the prior year period. Included in the quarter ended September 30, 2006 was $10.7 million relating to the write-off of deferred loan costs associated with the prepayment on September 28, 2006 of $405.0 million of our senior secured credit facility from the proceeds of the IPO. Net interest expense for the nine months ended September 30, 2006 was $146.8 million, an increase of $40.1 million from $106.7 million in the prior year period. The increase in interest expense was primarily due to: (1) additional borrowings on the senior secured credit facility of $240.0 million used to fund the purchase of Dovonex and the milestone payment for Taclonex to LEO, (2) an increase in interest rates on our un-hedged variable rate debt and (3) the write-off of deferred loan costs of $10.7 million associated with the prepayment of senior secured term debt.

Provision for income taxes. The tax rate in 2006 is adversely impacted by the taxable income mix among the various tax jurisdictions in which we operate. The effective income tax rate for interim periods is volatile due to changes in income mix forecasted among the various tax jurisdictions in which we operate.

Net Income/(Loss). Due to the factors described above, we reported net losses of $81.0 million and $73.9 million in the quarters ended September 30, 2006 and 2005, respectively. We reported net losses of $145.0 million and $492.4 million in the nine months ended September 30, 2006 and 2005, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At September 30, 2006, our cash on hand was $287.9 million, as compared to $11.5 million at December 31, 2005. As of September 30, 2006 our debt, net of cash, was $1,525.9 million and consisted of $1,213.8 million of borrowings under our senior secured credit facility plus $600.0 million of 8  3/4% Senior Subordinated Notes due 2015 (the “Notes”), less $287.9 million of cash on hand.

The following table summarizes our net increase in cash and cash equivalents:

(Dollars in millions)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net cash provided by / (used in) operating activities	$51.8	$(22.0)
Net cash (used in) investing activities	(271.5)	(2,948.3)
Net cash provided by financing activities	496.1	2,997.2

Net increase in cash and cash equivalents	$276.4	$26.9

Our net cash provided by operating activities for the nine months ended September 30, 2006 increased $73.8 million over the prior year period. We reported a net loss of $492.4 million in the prior year period compared with a net loss of $145.0 million in the current period. The nine months ended September 30, 2005 included significant costs and expenses directly related to the acquisition. During the nine months ended September 30, 2006, our investment in working capital, excluding cash, increased mainly due to the acquisition of Dovonex on January 1, 2006, and the launches of Loestrin 24 Fe and Taclonex, which were the most significant factors increasing our inventories by $28.0 million from December 31, 2005 to September 30, 2006. Increased revenues from these products also contributed to an increase in our investment in accounts receivable. Our costs to purchase both Dovonex and Taclonex, expressed as a percentage of their net sales values, are significantly higher than for our other products resulting in higher investments in inventory relative to the products’ net sales. In addition, included in net cash from operating activities for the nine months ended September 30, 2006 is the $27.4 million payment we made to our Sponsors to terminate the advisory and monitoring agreement.

Our net cash used in investing activities during the nine months ended September 30, 2006 totaled $271.5 million, consisting of $198.5 million to purchase the rights to Dovonex, $40.0 million paid to LEO to complete the acquisition of the rights to Taclonex, $21.6 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of Estrostep and femhrt and $11.4 million of capital expenditures. Net cash used in investing activities in the prior year period included $2,922.6 million used to acquire the company, $21.6 million of contingent purchase payments to Pfizer and $4.3 million of capital expenditures. Our capital expenditures in the current period included continued investments in our Fajardo, Puerto Rico manufacturing facility and the implementation of a corporate-wide enterprise resource planning system.

Our net cash provided by financing activities in the current year was $496.1 million, principally consisting of $240.0 million of borrowings under the delayed-draw term loan portion of our senior secured credit facility used to fund the Dovonex and Taclonex transactions, net of repayments of our term debt of $415.7 million. Also included in the nine months ended September 30, 2006 is proceeds from the issuance of Class A common shares of $1,005.7 million, offset by payments totaling $333.5 million for the redemption of preferred stock in our subsidiary and purchase of treasury stock. The net cash provided by financing activities in the prior year includes $2,020.0 million of borrowings and $1,282.9 million of proceeds from the issuance of share capital to purchase the Company from the Predecessor offset by repayments of Predecessor debt and debt issuance costs.

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”), Warner Chilcott Corporation (“WCC”) and our Puerto Rico operating subsidiary (Warner Chilcott Company, Inc. (“WCCI”)) entered into a $1,790.0 million senior secured credit facility with Credit Suisse, as administrative agent and lender, and other lenders. The senior secured credit facility consists of a $1,400.0 million single-draw term loan, a $240.0 million delayed-draw term loan and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate $250.0 million. However, the lenders under the senior secured credit facility are not committed to provide these additional tranches.

Holdings III, WCC and WCCI are each borrowers and cross-guarantors under the senior secured credit facility; our significant subsidiaries are also guarantors and cross-guarantors of this obligation. Borrowings under the senior secured credit facility are secured by a first priority security interest in substantially all of the borrowers’ and guarantors’ assets, including a pledge of all of the outstanding capital stock of Holdings III.

The $1,400.0 million single-draw term loan was drawn in a single drawing on January 18, 2005 to (i) finance, in part, the purchase of Warner Chilcott PLC shares, (ii) refinance certain existing debt of Warner Chilcott PLC and its subsidiaries and (iii) pay the fees and expenses related to the Acquisition and related financings. Amounts borrowed under the single-draw term loan that are repaid or prepaid may not be re-borrowed. In 2006, the $240.0 million delayed-draw facility was utilized for the acquisition of the U.S. rights to the prescription pharmaceutical product Dovonex from Bristol-Myers for $200.0 million and a $40.0 million milestone payment to LEO following FDA approval of Taclonex. During 2005 and the nine months ended September 30, 2006, we borrowed an aggregate $101.7 million and $84.6 million, respectively, under our revolving credit facility for various working capital purposes. Loans and letters of credit under the revolving credit facility are available at any time prior to the final maturity of the revolving credit facility, in minimum principal amounts specified in the senior secured credit facility. Amounts repaid under the revolving credit facility may be re-borrowed. As of September 30, 2006 and December 31, 2005, there were no borrowings outstanding under the revolving credit facility.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of our making an optional prepayment of $405.0 million with proceeds from the IPO, the scheduled quarterly repayments of the term loans are $12.3 million annually beginning in the fourth quarter of 2006. The revolving credit facility matures on January 18, 2011. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt, other than permitted debt under the senior secured credit facility, and up to 50% (with reductions based on leverage) of excess cash flow (as defined in the senior secured credit facility). Optional prepayments may be made at any time without premium or penalty.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit its ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of September 30, 2006, we were in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

The senior secured credit facility specifies certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations and warranties in any material respect, cross default or cross acceleration of certain other material indebtedness, bankruptcy and insolvency events, material judgments and liabilities, certain ERISA events, invalidity of guarantees and security documents under the senior secured credit facility and change of control.

Interest on term borrowings accrued, at the option of Holdings III, at LIBOR plus 2.75% or Adjusted Base Rate (“ABR”) plus 1.75% through April 24, 2006. On April 25, 2006, Holdings III and certain of our other subsidiaries entered into an amendment to its senior secured credit facility under which the interest rates applicable to outstanding and future term loans were reduced by 0.25%. These interest rates would be reduced by an additional 0.25% if: (i) Holdings III’s term loans receive a rating of B1 or higher from Moody’s Investors Service, Inc. and B+ or higher from Standard & Poor’s or (ii) Holdings III’s leverage ratio (as defined under the senior secured credit facility) is equal to or less than 5.75 to 1 and the additional reduction would remain in effect as long as the required ratings or leverage ratio were maintained. As of September 30, 2006, Holdings III’s leverage ratio is less than 5.75 to 1. Under the terms of the senior secured credit facility, the interest rates applicable to all outstanding and future borrowings will be reduced by 0.25% beginning on or about November 10, 2006. Holdings III also paid a commitment fee of 1.375% of the unused portion of the delayed-draw facility. As of September 30, 2006 there is no longer a delayed-draw commitment fee as these were fully drawn (see Note 10).

The interest rates on borrowings under the revolving credit facility accrue, at the option of Holdings III, at LIBOR plus 2.50% or ABR plus 1.50%. Holdings III also pays a commitment fee initially set at 0.5% of the unused portion of the revolving credit facility ($150.0 million unused as of September 30, 2006). The interest rate spreads for revolving credit loans and the revolving credit commitment fee are subject to downward adjustment conditioned upon reductions in its leverage ratio. As mentioned above, as of September 30, 2006 our leverage ratio decreased and therefore on or about November 10, 2006 interest rates under the revolving credit facility will be reduced to LIBOR plus 2.00% or ABR plus 1.00% and the commitment fee decreases to 0.375%.

Effective May 3, 2005, WCCI entered into interest rate swap contracts covering $450.0 million notional principal amount of its variable rate debt. Holdings III and its subsidiaries were required under the terms of its senior secured credit facility to fix or otherwise limit its interest costs on at least 50% of its funded indebtedness for a specified period. By entering into these swap contracts, and by fixing the interest rate on certain LIBOR borrowings for six months, Holdings III satisfied this requirement. On June 16, 2006, WCCI executed two additional interest rate swap contracts (one of which will become effective at a future date) to limit its exposure to future unfavorable movements in interest rates. These swaps effectively convert certain of WCCI’s variable rate debt to fixed rate debt. Holdings III entered into the interest rate swaps specifically to hedge a portion of the its exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$50.0 million	May-03-05	Nov-03-06	90 day LIBOR	3.900%
$200.0 million	May-03-05	May-03-07	90 day LIBOR	3.965%
$200.0 million	May-03-05	May-03-08	90 day LIBOR	4.132%
$200.0 million	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175.0 million	May-03-07	Dec-31-08	90 day LIBOR	5.556%

Senior Subordinated Notes

On January 18, 2005, WCC, our wholly-owned U.S. subsidiary, issued $600.0 million principal amount of 8 3/4% senior subordinated notes due 2015 (the “notes”). The notes are guaranteed on a senior subordinated basis by us, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.a.r.l., our U.S. operating subsidiary (Warner Chilcott (US), Inc.) and WCCI (collectively, the “Guarantors”). Interest payments on the notes are due semi-annually in arrears on each February 1 and August 1. Proceeds from the issuance of the notes, net of issuance expenses of $27.2 million, were $572.8 million and were used to fund a portion of the Acquisition of Warner Chilcott PLC. Costs related to the issuance of the notes are being amortized to interest expense over the ten-year term of the notes using the effective interest method. The notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

All or some of the notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium. On or after February 1, 2010, WCC may redeem all or some of the notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, WCC may, at its option, redeem up to 35.00% of the aggregate principal amount of the notes at any time prior to February 1, 2008 with the net cash proceeds of one or more equity offerings at a redemption price of 108.75% of the principal amount. In connection with the IPO, we redeemed $210.0 million of these notes on October 31, 2006 for a total price of $228.4 million (108.75% of the principal amount) plus accrued interest.

If Holdings III or WCC were to undergo a change of control, each note holder would have the right to require WCC to repurchase the notes at a purchase price equal to 101.00% of the principal amount. The note indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt, redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of September 30, 2006 we were in compliance with all covenants.

On July 15, 2005 Holdings III filed an S-4 registration statement covering the registration of an aggregate principal amount of $600.0 million of new 8  3/4% Senior Subordinated Notes due 2015 of WCC that may be exchanged for an equal principal amount of the notes. The registration statement also covers the resale of the registered notes by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. and their affiliates that are affiliates of the registrant in market making transactions. On April 20, 2006, Holdings III filed Amendment No. 1 to the registration statement. On April 21, 2006 the SEC declared the S-4 registration statement effective. Due to delays in having the S-4 registration statement declared effective, Holdings III incurred penalty interest on the notes beginning on December 15, 2005. As of April 21, 2006 the interest rate on the notes reverted to the stated 8 3/4% rate. On May 23, 2006, WCC completed the exchange offer and exchanged all of the notes for new 8 3/4% Senior Subordinated Notes due 2015.

The indenture governing the notes (the “Indenture”) required that Holdings III provide to holders of the Notes the information required to be contained on Form 10-K, Form 10-Q and Form 8-K under the Securities Exchange Act of 1934 (the “Exchange Act”). Since we have no material assets, liabilities or operations other than our ownership of Holdings III, the information that would be included in the Exchange Act reports filed with the SEC by us following the IPO would be identical in all material respects to the information included in the reports required to be filed by Holdings III under the indenture. In light of the foregoing, we deemed it advisable to eliminate having two companies within the same consolidated group required to file reports with the SEC containing materially identical information. Accordingly, on October 19, 2006, we entered into a supplement to the Indenture (the “Supplemental Indenture”), without the consent of the holders of the notes, relating to the Indenture in order to:

•	add us as a guarantor of the notes under the Indenture; and

•	amend the “Reports” covenant in the Indenture to provide that for so long as we are guarantor of the notes, have no material assets, liabilities or operations other than our ownership of Holdings III and have a reporting obligation under Section 13 or Section 15(d) of the Exchange Act, if we file with the SEC the reports required under the Indenture to be filed by Holdings III and include in a note to our financial statements included in such reports the condensed consolidating financial information specified by Rule 3-10 of Regulation S-X, Holdings III’s obligations under such covenant shall be deemed satisfied.

We may, at any time, request the release of our guarantee of the notes.

As of September 30, 2006, our funded debt included the following:

(dollars in millions)	Current Portion as of September 30, 2006	Long-Term Portion as of September 30, 2006	Total Outstanding as of September 30, 2006
Revolving credit loan	$—	$—	$—
Term loans	12.3	1,201.5	1,213.8
Senior Subordinated Notes	210.0	390.0	600.0

Total	$222.3	$1,591.5	$1,813.8

As of September 30, 2006, mandatory repayments of long-term debt in the remainder of 2006 and each of the five years ended December 31, 2007 through 2011 and thereafter were as follows:

(dollars in millions) Year Ending December 31,	Aggregate Maturities
2006	$213.1
2007	12.3
2008	12.3
2009	12.3
2010	12.3
2011	12.3
Thereafter	1,539.2

Total long-term debt	$1,813.8

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under the senior secured credit facility, will be adequate to meet our future liquidity needs throughout 2006 and 2007. To the extent we generate excess cash flow from operations, we may prepay debt under our senior secured credit facility at which time we may recognize noncash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

The carrying amount reported for long-term debt, other than the senior subordinated notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $0.2 million for all swaps) is at variable rates and reprices frequently. The fair value of the senior subordinated notes ($621.0 million) represents the market value of the notes on September 30, 2006.

Contractual Commitments

The following table summarizes our financial commitments as of September 30, 2006:

	Cash Payments due by Period
(dollars in millions)	Total		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$1,213.8		$12.3	$24.6	$24.6	$1,152.3
8.75% Senior Subordinated Notes due 2015 (1)	600.0		210.0	—	—	390.0
Interest payments on long-term debt (2)	852.1		145.9	257.2	253.0	196.0
Supply agreement obligations	83.3		60.1	21.4	1.8	—
Lease obligations	7.3		3.0	3.0	1.1	0.2

Total Contractual Obligations	$2,756.5	(2)	$431.3	$306.2	$280.5	$1,738.5

(1)	On October 31, 2006 we repurchased $210.0 million of the 8.75% senior subordinated notes due 2015. The future interest payments have been adjusted to reflect this redemption.

(2)	Interest rates reflect borrowing rates for our outstanding long-term debt as of September 30, 2006 and the anticipated future reductions of long-term debt. Based on our variable rate debt levels of $563.8 million as of September 30, 2006, a 1% change in interest rates would impact our annual interest payments by approximately $5.6 million.

Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include additional future purchase consideration we may owe to Pfizer in connection with our acquisitions of femhrt and Estrostep. These payments are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Assuming we maintain such exclusivity for the remaining duration of the patents, we would pay Pfizer additional amounts of up to $40.6 million in the aggregate for femhrt and $16.7 million in the aggregate for Estrostep in quarterly installments. These payments are expected to be made as follows: $28.3 million in less than one year, $23.2 million in one to three years and $5.8 million in three to five years.

In September 2005, we entered into agreements with LEO under which we acquired the rights to certain products under development. LEO also granted us a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. Under the product development agreement we may make payments to LEO upon the achievement of various developmental milestones that could aggregate up to $150.0 million. In addition, we have agreed to pay a supply fee and royalties to LEO on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, we entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. We paid $3.0 million for the option upon signing and will pay an additional $3.0 million upon completion of development milestones. The purchase price for the product will be negotiated by LEO and us if the option is exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently evaluating the potential impact of this interpretation.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has completed its’ evaluation of the new guidance and concluded that the adoption of this guidance will not have a material impact on our financial position or our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the new guidance but believes that the adoption of this guidance will not have a material impact on its’ financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts at September 30, 2006.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. We are required under our credit agreement to hedge a portion of our exposure to upward movements in variable interest rates. This obligation has been fulfilled through a combination of interest rate swaps creating hedges on $650.0 million of our variable rate debt and by borrowing a portion of our term credit facility under a six month LIBOR option. In addition, we have an additional interest rate swap covering $175.0 million of our variable rate debt becoming effective in 2007.

Based on variable rate debt levels of $563.8 million as of September 30, 2006, after taking into account the impact of the applicable interest rate swaps referred to above, a 1.0% change in interest rates would impact net interest expense by approximately $1.4 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters and nine months ended September 30, 2006 and 2005.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

On August 1, 2006 the Company implemented a company-wide enterprise resource planning system. This implementation changed the internal controls over financial reporting that were in place as of June 30, 2006. The controls in place under the new operating system have been evaluated by management as of September 30, 2006 and management believes that the new system enhances the Company’s control environment.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings of a nature considered normal to our business, including product liability and other litigation and contingencies. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. We self-insure for liability not covered by product liability insurance based on estimates of potential claims developed in consultation with our insurance consultants and outside legal counsel.

See Note 15 to our condensed consolidated unaudited financial statements for the quarter and nine months ended September 30, 2006 for a description of our significant current legal proceedings which is incorporated by reference.

Item 1A.	Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our Registration Statement filed on Form S-1 (Registration No. 333-134893), should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our Registration Statement are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described our Registration Statement or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Repurchases of Equity Securities

The following table includes the Company’s monthly purchases of the Company’s Class A common shares during the quarter ended September 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006	—	—	—	—
August 2006	—	—	—	—
September 2006	406,151	$15.00	—	—

In connection with the IPO, Mr. Roger Boissonneault, Chief Executive Officer and President of the Company, was granted an award of 357,057 Class A common shares, and each of Mr. W. Carl Reichel, President, Mr. Anthony D. Bruno, Executive Vice President, and Mr. Paul Herendeen, Executive Vice President and Chief Financial Officer, were granted an award of 178,527 Class A common shares which immediately vested upon award. On September 21, 2006 we repurchased an aggregate 406,151 Class A common shares directly from Messrs. Boissonneault, Reichel, Bruno and Herendeen. The proceeds were used by each officer to satisfy their respective tax withholding obligations associated with the share awards. None of the shares were repurchased as part of a publicly announced plan or program.

Use of Proceeds

On September 20, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-134983) relating to our IPO. The offering date was September 20, 2006. The managing underwriters for our IPO were Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. Affiliated funds of DLJ Merchant Banking III, Inc., an affiliate of Credit Suisse Securities (USA) LLC, and affiliated funds of J.P. Morgan Partners, LLC, and affiliate of J.P. Morgan Securities Inc., each own approximately 15%, respectively, of our outstanding Class A common shares following the IPO. We registered 70,600,000 shares of our Class A common stock, par value $0.01 per share, plus an additional 7,060,000 shares of Class A common stock subject to an over-allotment option that we granted to the underwriters. On September 20, 2006, we sold 70,600,000 shares of Class A common stock in our IPO at a price to the public of $15.00 per share for an aggregate offering price of $1,059.0 million. In connection with the offering, we paid $50.3 million in underwriting discounts and commissions and incurred an estimated $3.0 million of other offering expenses. None of the underwriting discounts and commissions or offering expenses, were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours, other than with respect to Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. as described above. After deducting the underwriting discounts and commissions and these other offering expenses, our net proceeds from the offering were approximately $1,005.7 million. The Company utilized the funds raised from the IPO as follows:

(Dollars in thousands)
Reduction of debt outstanding under the senior secured credit facility	$405,000
Repurchase of preferred shares(1)	327,164
Buyout of Sponsor advisory and monitoring agreement (2)	27,423
IPO issuance fees (3)	53,331
Remaining cash on hand for working capital purposes	17,707

Total use of proceeds as of September 30, 2006	$830,625

Redemption of $210,000 of senior subordinated notes, including a premium of $18,375 paid on October 31, 2006 (4)	228,375

Total IPO proceeds	$1,059,000

(1)	Represents the liquidation preference of $1,000 per Preferred Share plus an amount equal to all accumulated, accrued and unpaid dividends to the redemption date (September 27, 2006) for the 286,115 Preferred Shares redeemed in connection with the IPO. In addition, 118,246 Preferred Shares converted into 9,480,302 Class A common shares.

(2)	Represents the net present value of the amount of aggregate quarterly advisory and monitoring fees that would otherwise have been payable to the Sponsors from the date of termination (September 20, 2006) until the expiration of the agreement (January 18, 2012), calculated using a discount rate equal to the ten-year treasury rate on the termination date (4.73%).

(3)	Fees directly related to the IPO which are included as a reduction of additional paid-in capital.

(4)	Represents 108.75% of the principal amount of the notes.

There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 4.	Submission of Matters to a Vote of Security Holders

At a special general meeting of our shareholders on August 31, 2006, we submitted the following proposals to a vote of our shareholders: (i) approval of our Amended and Restated by-laws to become effective on closing of our IPO; (ii) approval of the change in our name from Warner Chilcott Holdings Company, Limited to Warner Chilcott Limited, (iii) approval to increase our authorized share capital from US$1,302,000 to US$5,000,000 by the creation of an additional 382,620,000 Class A common Shares of par value US$0.01 each and (iv) approval of an amendment to our 2005 Equity Incentive Plan to become effective on closing of our IPO. Shareholder votes totaled 74,321,012 for and 29,551,921 withheld for all such proposals.

Item 5.	Other Information

On November 7, 2006, the Company settled the litigation filed by the Company against Berlex, Inc. (“Berlex”) and Schering AG (“Schering”) in the U.S. District Court for the District of New Jersey alleging that Berlex and Schering are willfully infringing the Company’s U.S. Patent No. 5,552,394 in connection with the marketing and sale of Yaz®. Under the terms of the settlement, Schering and Berlex will continue to market and sell Yaz® and Schering will make certain payments to the Company. In addition, Schering will license to the Company its proprietary SEGRA compound for the oral or topical treatment of inflammatory skin diseases. The Company will pay a royalty to Schering on sales of any product containing the SEGRA compound under the license.

Item 6.	Exhibits

10.1	First Supplemental Indenture, dated October 19, 2006, among Warner Chilcott Corporation, Warner Chilcott Limited, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to exhibit no. 4 in the report on Form 8-K filed by Warner Chilcott Limited, Commission File No. 001-33039).

31.1	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed with this document.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	By:	/s/ Roger M. Boissonneault
Name: Roger M. Boissonneault
Title: President & Chief Executive Officer

Date: November 14, 2006	By:	/s/ Paul Herendeen
Name: Paul Herendeen
Title: Executive Vice President and Chief Financial Officer