Form 10-K
period 2006-12-31
Warner Chilcott Ltd
filed 2007-03-26
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-33039

WARNER CHILCOTT LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	98-0496358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification Nos.)

100 Enterprise Drive Rockaway, New Jersey	07866
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 973-442-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                         Accelerated filer  ☐                                    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The initial public offering of Warner Chilcott Limited’s common stock, par value of $0.01 per share, commenced on September 20, 2006. Prior to that date, there was no public market for the Registrant’s common stock. The aggregate market value of common stock held by non-affiliates as of March 20, 2006 was approximately $1,328,119,726, using the closing price per share of $14.41, as reported on The NASDAQ Global Market as of such date. Shares of common stock held by the executive officers and directors and our controlling shareholders have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2006, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 250,557,866.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s year 2006 Annual Meeting of Shareholders.

WARNER CHILCOTT LIMITED

i

PART I.

Item 1. Business

Business Overview

We are a leading specialty pharmaceutical company focused on segments of the U.S. pharmaceutical market, currently women’s healthcare and dermatology. We are a fully-integrated company with internal resources dedicated to product development, manufacturing and the promotion of our products. We have established strong franchises in these two areas through our precision marketing techniques and specialty sales forces which now comprise approximately 445 representatives. We believe that our proven product development capabilities, coupled with our ability to execute acquisitions and in-licensing transactions and develop partnerships, such as our relationship with LEO Pharma A/S (“LEO Pharma”), will enable us to sustain and grow these franchises. We operate two manufacturing facilities located in Fajardo, Puerto Rico and Larne, Northern Ireland (UK).

Our franchises are comprised of complementary portfolios of established branded, development-stage and new products, including our recently introduced products, LOESTRIN 24 FE, TACLONEX (a registered trademark of LEO Pharma) and FEMCON FE (formerly OVCON 35 FE). Our women’s healthcare franchise is anchored by our established positions in the hormonal contraceptive and hormone therapy (“HT”) categories and our dermatology franchise is built on our strong presence in the markets for psoriasis and acne therapies. In April 2006, we launched LOESTRIN 24 FE, an oral contraceptive with a novel patented 24-day dosing regimen, with the goal of growing the market share position we have achieved with our OVCON and ESTROSTEP FE products in the hormonal contraceptive market. We introduced FEMCON FE in November 2006 which is the first and only chewable oral contraceptive approved by the United States Food and Drug Administration (“FDA”). We also have a significant presence in the HT market, primarily through our products FEMHRT and ESTRACE Cream. In dermatology, our psoriasis product line DOVONEX enjoys the leading position in the United States for the non-steroidal topical treatment of psoriasis. We strengthened and extended our position in the market for psoriasis therapies with the April 2006 launch of TACLONEX, the first once-a-day topical psoriasis treatment that combines betamethasone dipropionate, a corticosteroid, with calcipotriene, the active ingredient in DOVONEX. Our product, DORYX delayed-release tablets is the leading branded oral tetracycline in the United States for the treatment of acne.

Our strategy is to grow our specialty pharmaceutical products business by focusing on therapeutic areas dominated by specialist physicians. We believe that we will continue to drive organic growth by employing our precision marketing techniques. Furthermore, we intend to supplement our growth and broaden our market position in our existing franchises through ongoing product development. Our internal product development is focused on new products, proprietary product improvements and new and enhanced dosage forms. In addition, we selectively review potential product in-licensing, acquisition and partnership opportunities within our franchises, such as our relationship with LEO Pharma, or in market segments that have characteristics similar to our current markets. We believe that our streamlined corporate organization and resulting ability to react rapidly to changing market dynamics enhances our ability to execute on our strategy.

The U.S. pharmaceutical market generated sales of approximately $286 billion in 2006 and has grown at a compound annual growth rate of approximately 7.6% since 2001, according to IMS Health, Inc. large pharmaceutical companies have been consolidating and are focusing on developing and marketing “blockbuster” drugs that have the potential of generating more than $1 billion in annual revenues. The focus by large pharmaceutical companies on blockbuster products creates opportunities for specialty pharmaceutical companies like Warner Chilcott to compete effectively in smaller therapeutic markets.

For the year ended December 31, 2006, we recorded a net loss from continuing operations of $153.5 million on revenues of $754.5 million. For the year ended December 31, 2005, we recorded a net loss from continuing operations of $556.6 million on revenues of $515.3 million, for the quarter ended December 31, 2004, we recorded a net loss from continuing operations of $29.1 million on revenues of $136.9 million, and for the fiscal year ended September 30, 2004 we recorded net income from continuing operations of $143.0 million on revenues of $490.2 million. As of December 31, 2006, the Company had total assets of $3,162.5 million. As of December 31, 2005 and December 31, 2004, we had total assets of $3,041.9 million and $1,454.2 million, respectively.

DOVONEX and TACLONEX Transactions

In April 2003, our Predecessor, Warner Chilcott PLC (the “Predecessor”), entered into a major strategic alliance in dermatology with LEO Pharma, the developer and owner of DOVONEX and TACLONEX (and owner of the patents covering these products), and Bristol-Myers Squibb Company (“Bristol-Myers”), the then-exclusive licensee of DOVONEX in the United States.

DOVONEX is the leading non-steroidal topical treatment for psoriasis. For each quarter over the last four years, DOVONEX has had the #1 share of both revenues and prescriptions in the non-steroidal topical treatment segment. Often prescribed as a combination therapy with a topical corticosteroid, we believe that DOVONEX enjoys wide brand recognition and acceptance among dermatologists as a leading treatment for mild to moderate psoriasis. From April 2003 through December 2005, we promoted DOVONEX in the United States under a co-promotion agreement with Bristol-Myers. Under the agreement, we promoted DOVONEX and were compensated based upon levels of sales of DOVONEX achieved by Bristol-Myers. On January 1, 2006, we acquired the exclusive U.S. sales and marketing rights to DOVONEX from Bristol-Myers for a purchase price of $205.2 million (including inventory on hand) plus a 5% royalty on net sales of DOVONEX through 2007. We funded the payment of the purchase price by borrowing $200.0 million in delayed-draw term loans under our senior secured credit facility. On January 1, 2006, our license and supply agreement with LEO Pharma for DOVONEX became effective and our co-promotion agreement with Bristol-Myers was terminated. Our acquisition of the U.S. sales and marketing rights to DOVONEX did not require any significant launch costs or an increase in the size of our sales forces as we had been promoting DOVONEX since 2003. Under the LEO Pharma license and supply agreement, we are required to pay LEO Pharma a supply fee for DOVONEX equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty will be reduced to 5% if a generic equivalent is introduced.

TACLONEX is a once-a-day topical psoriasis treatment that combines calcipotriene, the active ingredient in DOVONEX, with the corticosteroid betamethasone dipropionate in a single treatment. In April 2003, we entered into agreements with LEO Pharma relating to the development and U.S. commercialization of TACLONEX. TACLONEX (also known in some countries as DOVOBET or DAIVOBET (both are registered trademarks of LEO Pharma) is currently marketed by or on behalf of LEO Pharma in over 70 countries, including the United Kingdom, Canada and France. LEO Pharma’s New Drug Application (“NDA”) for TACLONEX was approved by the FDA on January 9, 2006. Under our agreements with LEO Pharma for DOVONEX and TACLONEX, we paid LEO Pharma $2.0 million in December 2001, an additional $10.0 million in April 2003 and a final milestone payment of $40.0 million on February 6, 2006 that was triggered by FDA approval of TACLONEX. As of September 14, 2005, we became the exclusive licensee of TACLONEX in the United States, subject to the terms of our agreement with LEO Pharma. Under the agreement we are required to pay LEO Pharma a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement).

Expansion of LEO Pharma Relationship

LEO Pharma has agreed to expand the scope of our DOVONEX and TACLONEX licenses to include exclusive U.S. sales and marketing rights to all of LEO Pharma’s product improvements, new and enhanced dosage forms and new products that contain calcipotriene or a combination of calcipotriene and a steroid until 2020. LEO Pharma also granted us a right of first refusal and last offer for the U.S. sales and marketing rights to all products developed by LEO Pharma principally for the treatment or prevention of dermatological diseases through 2010. In connection with these expanded agreements, we paid LEO Pharma an aggregate of $37.0 million during the year ended December 31, 2005. We may make additional payments under these agreements upon the achievement of various development milestones relating to certain identified products and product improvements. These payments could aggregate up to $150.0 million. In addition, we have agreed to pay a supply fee and royalties to LEO Pharma on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

Strategy

We intend to continue to develop our specialty pharmaceutical products business by focusing on smaller therapeutic markets, driving organic growth by employing our precision marketing techniques, developing and marketing new products, proprietary product improvements and new and enhanced dosage forms and selectively reviewing potential product in-licensing, acquisition and partnership opportunities within our franchises, such as our relationship with LEO Pharma, or in market segments that have characteristics similar to our current markets.

Focus on Smaller Therapeutic Markets. While large pharmaceutical companies are consolidating and focusing on developing and marketing “blockbuster” drugs that have the potential of generating more than $1 billion in annual revenues, we concentrate our efforts on branded products that are prescribed by physician specialists or where a high concentration of prescriptions for the products are written by a relatively small number of physicians. In either case, we have the ability to effectively and efficiently reach the target prescribers through our sales forces. We currently market a range of established specialty pharmaceutical products in several therapeutic categories within our women’s healthcare and dermatology franchises. In our women’s healthcare franchise, we are focusing on the oral contraceptives and hormone therapy therapeutic categories. In our dermatology franchise, we are focusing on the psoriasis and acne therapeutic categories. Given the relatively smaller size of our markets, our sales representatives are able to target the primary prescription writers in these therapeutic categories, OB/GYNs and dermatologists. The OB/GYNs and dermatologists to whom we promote our products account for a large percentage of the total prescriptions written in those markets for branded products.

Drive Organic Growth. We seek to drive organic growth of our women’s healthcare and dermatology product franchises by employing our precision marketing techniques. We identify the OB/GYNs and dermatologists who are frequent prescribers of products in our categories and then target our sales forces’ activities to reach these physicians. Our sales forces promote our products to these high prescribing physicians with frequent face-to-face product presentations and by providing a consistent supply of product samples. Our sales representatives also strive to build strong professional relationships with their target physicians to maximize the impact of our selling efforts. We measure the performance of our sales representatives based on increases in market share of our promoted products.

Our product pricing growth is in line with pricing growth of competing branded products and reviewed regularly by management. We believe that prices for branded products in our sectors are likely to continue to rise over time on a steady and sustainable basis, in line with historical trends.

Develop and Market New Products, Proprietary Product Improvements and New and Enhanced Dosage Forms. Our product development is focused on new products with established regulatory guidance, extending proprietary protection of our products through proprietary product improvements and new and enhanced dosage forms, rather than on undertaking the costly, high-risk new drug discovery approach usually undertaken by large pharmaceutical and biotechnology companies. We have an experienced development team of scientists and technicians with proven expertise in the development of such products and have consistently demonstrated our ability to commercialize our development efforts. By targeting our research and development efforts on our existing therapeutic categories, we believe we will be able to leverage the professional relationships our sales forces have built with high-prescribing specialist physicians.

Since March 2003, we have received approval from the FDA for the following products:

•	FEMRING

•	FEMCON FE

•	FEMTRACE

•	DORYX delayed-release tablets

•	low dose FEMHRT

•	LOESTRIN 24 FE

Selectively Review Potential Product In-Licensing, Acquisition and Partnership Opportunities Within Our Franchises or in Market Segments that Have Characteristics Similar to Our Current Markets. We intend to continue to evaluate opportunities to expand our pharmaceutical product portfolio by selectively reviewing potential product in-licensing, acquisition and partnership opportunities within our franchises, such as our relationship with LEO Pharma, or in market segments that have characteristics similar to our current markets, which complement our strategic focus on women’s healthcare and dermatology and can benefit from promotion by our sales forces. During the past several years, we have acquired a number of products through license or purchase, including the following:

•	OVCON

•	LOESTRIN franchise

•	ESTROSTEP FE

•	FEMHRT

•	DOVONEX

•	TACLONEX

Our Products

Our pharmaceutical business develops, manufactures, markets and sells branded prescription pharmaceutical products, predominantly in the United States.

Our Principal Products

	Product (Active Ingredient)	Indication	Patent Expiry(1)	2006 Revenue ($mm)
Women’s Healthcare	Hormonal Contraception

	LOESTRIN 24 FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	July 2014	$44.2	(2)

	OVCON 35 and OVCON 50 (Norethindrone and ethinyl estradiol)	Prevention of pregnancy	Patent expired prior to 2000	$73.8

	FEMCON FE (Norethindrone and ethinyl estradiol)	Prevention of pregnancy	June 2019	$7.5	(3)

	ESTROSTEP FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy and treatment of moderate acne in women who desire oral contraception	April 2008(4)	$103.0

	Hormone Therapy

	FEMHRT 1/5 and .5/2.5 (Norethindrone acetate and ethinyl estradiol)	Oral treatment of moderate to severe vasomotor symptoms and urogenital symptoms associated with menopause	May 2010(4)	$58.7

	ESTRACE Cream (17-beta estradiol)	Vaginal cream for treatment of vaginal and vulvar atrophy	Patent expired March 2001	$65.8

Dermatology	Psoriasis

	TACLONEX (5) (Calcipotriene and betamethasone dipropionate)	Topical treatment of psoriasis	January 2020	$60.1	(2)

	DOVONEX (Calcipotriene)	Topical treatment of psoriasis	Ointment-December 2007 Cream and topical solution-June 2015(6)	$146.9

	Acne

	DORYX (Doxycycline hyclate)	Oral adjunctive therapy for severe acne	December 2022	$102.4

(1)	See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.”
(2)	We launched LOESTRIN 24 FE and TACLONEX in April 2006.
(3)	We introduced FEMCON FE in November 2006 (formerly OVCON 35 FE).
(4)	Pursuant to an agreement to settle patent litigation against Barr Laboratories, Inc. (“Barr”), we granted Barr a non-exclusive license to launch generic versions of the product six months prior to expiration of our patents.
(5)	TACLONEX was previously referred to as “DOVOBET.” The name was changed during the review by the FDA of the NDA for the product.
(6)	LEO Pharma has received notices of Paragraph IV certifications in respect of its patent on DOVONEX solution which may result in a generic equivalent entering the market as early as January 2008. See “Note 19” to the Notes to the Consolidated Financial Statements.

New Product Launches

In April 2006, we launched LOESTRIN 24 FE, an oral contraceptive with a novel patented 24-day dosing regimen. The majority of oral contraceptive products currently used in the United States are based on a regimen of 21 days of active hormonal pills followed by seven days of placebo. By contrast, with LOESTRIN 24 FE women take the active pills for 24 consecutive days followed by four days of placebo. The clinical data show that at the end of the sixth cycle, women who took LOESTRIN 24 FE had periods that averaged 2.7 days, compared to 3.9 days with the traditional 21-day regimen. In a national survey of women aged 18–49 conducted by Harris Interactive® (funded by us), 85% of women who currently use or have ever used a birth control pill felt that having a shorter period would make a positive difference.

In April 2006, we launched TACLONEX, the first and only dual-action therapy of its kind. TACLONEX is a once-a-day topical psoriasis treatment that combines betamethasone dipropionate with calcipotriene, the active ingredient in DOVONEX. In clinical trials, 81% of patients using TACLONEX achieved a significant reduction in disease severity after only 4 weeks of use as compared to 49% of patients using DOVONEX alone and 64% of patients using betamethasone dipropionate alone. Many patients with psoriasis have adopted complicated dosing regimens including daily and intermittent use of multiple products. The once-daily dosing of TACLONEX provides an opportunity to enhance patient compliance.

In November 2006, we introduced FEMCON FE, the first and only chewable oral contraceptive to receive FDA approval. FEMCON FE’s chewable design provides a convenient, new option for women “on-the-go” taking oral contraceptives.

Revenues by Product Class/Percentage of Total Revenues

During the periods presented, the following product classes accounted for a significant percentage of consolidated revenues:

(dollars in millions)	Year Ended December 31, 2006		Year Ended December 31, 2005		Quarter Ended December 31, 2004		Fiscal Year Ended September 30, 2004
Dermatology	$309.4	41%	$95.8	19%	$18.8	14%	$69.5	14%
Oral Contraceptives	228.5	30%	171.5	33%	40.0	29%	159.5	33%
Hormone Therapy	146.7	19%	137.4	27%	39.7	29%	151.6	31%
PMDD (SARAFEM)	37.9	5%	41.6	8%	13.0	9%	59.5	12%

For a discussion of product revenues and other results of our operations, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a description of our revenues and fixed assets by country of origin, see “Note 17” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 included in this Annual Report.

History and Development of the Company

Our company has been formed through acquisitions and divestitures. We began commercial operations on January 5, 2005 when we acquired the Predecessor. The Predecessor was incorporated in 1968 as a sales and marketing organization focused on branded pharmaceutical products in Northern Ireland, but in September 2000 expanded into the U.S. pharmaceuticals market through the acquisition of a U.S. pharmaceutical business that marketed a portfolio of products including OVCON and ESTRACE Cream. Between 2001 and 2004, the Predecessor disposed of its pharmaceutical services businesses and its U.K. pharmaceutical products businesses and focused its strategy on strengthening its pharmaceutical products business in the United States, specifically in the areas of women’s healthcare and dermatology.

In November 2004, affiliates of Bain Capital, LLC, DLJ Merchant Banking, J.P. Morgan Partners, LLC and Thomas H. Lee Partners, who we refer to collectively in this Annual Report as the “Sponsors,” reached an agreement to acquire the Predecessor. The acquisition became effective on January 5, 2005, and thereafter, following a series of transactions, we acquired 100% of the share capital of the Predecessor. We refer to this transaction in this Annual Report as the “Acquisition.” To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of our management, indirectly funded equity contributions to us and certain of our subsidiaries, the proceeds of which were used to purchase 100% of the Predecessor’s share capital. On January 18, 2005, certain of our subsidiaries borrowed an aggregate of $2,020.0 million, consisting of an initial drawdown of $1,420.0 million under a $1,790.0 million senior secured credit facility and the issuance of the 8 3/4% Senior Subordinated Notes (the “Notes”) by Warner Chilcott Corporation. The proceeds from the acquisition financings, together with cash on hand at the Predecessor, were used to pay the selling stockholders $3,014.4 million, to retire all of the Predecessor’s outstanding share options for $70.4 million, to retire all of the Predecessor’s previously outstanding funded indebtedness totaling $195.0 million and to pay related fees and expenses. In this Annual Report, we refer to the Acquisition, together with the related financings, as the “Transactions.”

On September 20, 2006, the Company sold 70,600,000 shares of its Class A common stock (“Class A common shares”) in an initial public offering (the “IPO”) at a price to the public of $15.00 per share for an aggregate offering price of $1,059.0 million (before direct issuance fees). Prior to the IPO we had outstanding Class A common shares and Class L Common Shares (the “Class L common shares”) of the Company and Preferred Shares of Warner Chilcott Holdings Company II, Limited (the “Preferred Shares”), all of which were held by the Sponsors, certain institutional investors and members of the Company’s management. In connection with the IPO, the Class L shares of the Company and a portion of the Preferred Shares were converted into Class A common shares pursuant to the Company’s bye-laws. All of the remaining Preferred Shares were redeemed.

In connection with the IPO, the Company also issued Class A common shares to its employees. Prior to the IPO, the Sponsors collectively owned 87% of the Company’s outstanding Class A common shares (including their ownership of the Class L common shares on an as-converted basis). Immediately following the IPO, the Sponsors owned approximately 61% of the outstanding Class A common shares.

Product and Related Acquisitions

We have built and strengthened our pharmaceutical products business since expanding into the U.S. market in 2000 through the following product and related acquisitions:

•	In February 2000, we acquired the OVCON oral contraceptive franchise and ESTRACE Cream, a branded estrogen therapy product, from Bristol-Myers for approximately $180.0 million.

•	In June 2001, we acquired ESTRACE Tablets, a branded estrogen therapy product, from Bristol-Myers for approximately $95.0 million.

•

In January 2003, we acquired the U.S. sales and marketing rights for SARAFEM, a selective serotonin reuptake inhibitor for the treatment of premenstrual dysphoric disorder (“PMDD”), which is a severe form of premenstrual syndrome, from Eli Lilly and Company (“Lilly”) for approximately $295.0 million and paid an additional $10.0 million in 2004 to exercise our option to make the license of those rights exclusive.

•

In March 2003, we acquired the oral contraceptives LOESTRIN (including MINESTRIN in Canada) and ESTROSTEP FE, and in April 2003, we acquired FEMHRT, an oral estrogen-progestogen therapy, from Pfizer Inc. (“Pfizer”) for approximately $359.0 million, plus additional payments of up to $125.0 million, depending on how long market exclusivity for ESTROSTEP FE and FEMHRT is maintained. In March 2004, we granted Duramed Pharmaceuticals Inc. (“Duramed”) an exclusive license in the United States and Canada to market, distribute and sell our then-marketed LOESTRIN and MINESTRIN oral contraceptive products for $45.0 million.

•

In March 2004, for $1.0 million, Barr granted us an option to acquire a five-year exclusive license under Barr’s Abbreviated New Drug Application (“ANDA”) for which our OVCON 35 oral contraceptive is the reference drug. In May 2004, we exercised this option for an additional payment of $19.0 million. The Barr arrangement provided us with a reliable source for OVCON 35. As a result of the introduction of OVCON 35 FE (now FEMCON FE) and in response to a preliminary injunction motion by the Federal Trade Commission (the “FTC”) in the litigation by the FTC in connection with our agreement with Barr (See Item 3. “Legal Proceedings”), in September 2006, we signed a waiver which terminated the exclusivity provisions of the Barr agreement. The remaining provisions of the Barr agreements remain unchanged.

•

In May 2004, we purchased a pharmaceutical manufacturing facility in Fajardo, Puerto Rico from Pfizer for approximately $4.0 million. The purchase of the Fajardo facility has enabled us to reduce our dependence on third-party manufacturing for many of our products, however we anticipate that we will continue to outsource the manufacturing of certain products to third parties. The facility has the capacity to accommodate the development and manufacture of additional products.

•	On January 1, 2006 we purchased the rights to exclusively market and sell DOVONEX in the United States from Bristol-Myers for approximately $205.2 million (including inventory on hand).

•	In February 2006, we paid the final milestone payment to LEO Pharma of $40.0 million, which was triggered when TACLONEX received FDA approval.

Research and Development

Our research and development team has significant experience and proven capabilities in specialty chemistry, pharmaceutical development and clinical development. We focus our research and development efforts primarily on developing new products that target therapeutic areas with established regulatory guidance, making proprietary improvements to our existing products and developing new and enhanced dosage forms. Improvements to existing products generally involve less development and regulatory risk and shorter time lines from concept to market. Through this focused approach to research and development, we seek to enhance the value of our franchises by investing in relatively low-risk projects. Our investment in research and development, funded primarily by our Puerto Rico subsidiary, consists of our internal development costs, fees paid to contracted development groups and license fees paid to license rights to products in development by third parties. License fees and milestone payments are recognized as research and development expense unless and until they relate to products approved by the FDA.

During the year ended December 31, 2006, we invested $26.8 million in R&D activities, a 54% decrease in our investment of $58.6 million during the year ended December 31, 2005. Our R&D activities in 2006 reflected $3.0 million representing the cost to acquire an option to purchase certain rights with respect to a topical dermatological product currently in development by LEO Pharma and activities associated with our efforts to obtain regulatory approval for LOESTRIN 24 FE. We received FDA approval for LOESTRIN 24 FE in February 2006 and launched this product in April 2006. R&D expense in the year ended December 31, 2005 included $37.0 million representing our costs to acquire the rights to a line extension of TACLONEX and other product rights from LEO Pharma. Excluding product rights costs from both the 2006 and 2005 periods, R&D expense increased $2.2 million in the year ended December 31, 2006 compared to the prior year period. As of December 31, 2006, our research and development team consisted of 77 professionals. Our in-house expertise in product development and regulatory affairs allows us to prepare and submit NDAs with the FDA.

Product Pipeline

The following shows products in our research and development pipeline and their respective stage of development. We note that the information below should be viewed with caution since there are a number of risks and uncertainties associated with the development and marketing of new products, including changes in market conditions, uncertainty as to whether any of our current product candidates will prove effective and safe in humans and whether we will be successful in obtaining required regulatory approvals. Specifically, the FDA approval process can be time-consuming and expensive without assurance that approval will be forthcoming. Generally, without FDA approval, products cannot be commercialized in the United States. Furthermore, even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments. Finally, our ability to market certain of the preclinical development stage products listed below is subject to the successful negotiation of acceptable licensing and supply terms with LEO Pharma.

Women’s Healthcare

WC2061. We initiated a Phase II pilot study for use of an oral contraceptive on an extended basis in June 2006.

WC3016. In November 2006, we began Phase III development of a low dose oral contraceptive. We plan to submit an NDA for this product in 2009.

WC3026. We expect to commence Phase III development for another low-dose oral contraceptive in the second half of 2007.

WC3029. We have engaged Foamix Ltd. (“Foamix”) to develop a gynecologic vaginal foam product. We have an option to license exclusively the U.S. and European intellectual property rights to this product from Foamix.

GD1105. We are in the preclinical phase of the development of a contraceptive vaginal ring.

Dermatology

WC2055. We expect to commence clinical development of an oral antibiotic for the treatment of acne and other conditions in the second half of 2007.

WC3018. We are in the preclinical phase of development for a topical antibiotic for the treatment of acne and other inflammatory skin conditions.

WC3030. We have engaged Foamix to develop a formulation of an antibiotic foam for the treatment of acne. We have an option to license exclusively the U.S. and European intellectual property rights to this product from Foamix.

LEO 80-185. LEO Pharma has completed Phase III development of a line extension for TACLONEX for psoriasis of the scalp and body. We expect that LEO Pharma will submit an NDA for this product in the first half of 2007.

WC2063. We are in the preclinical stage of development for a DOVONEX line extension. We expect to commence Phase III development for this product in the first half of 2008.

LEO 80-190. LEO Pharma expects to commence Phase III development of a topical treatment for psoriasis in 2007. We expect that LEO Pharma will submit an NDA for this product in 2009.

TD1414. LEO Pharma is in the late preclinical phase of development for a topical antibiotic for skin infections.

WC3027. We are in the preclinical phase of development for a selective glucocorticoid receptor agonist (SEGRA) compound for treatment of inflammatory skin conditions. The SEGRA compound is licensed from Bayer Schering Pharma A.G. (“Schering”).

Sales and Marketing

We employ precision marketing techniques to identify and target physicians with the highest potential to prescribe our products. Our marketing team, together with their sales colleagues, perform comprehensive analyses of market share information to develop strategies and tactics to maximize the market share and sales growth of our products. Through precision marketing, which allows us to efficiently size, deploy, direct and compensate our sales forces, we have been able to grow market share, sustain product sales growth, revitalize acquired products and successfully launch new products.

During 2005, we reorganized our sales forces to focus our promotional efforts by therapeutic category. In connection with the introduction of FEMCON FE in November 2006, we made further adjustments to the promotional focus of our sales forces so that we now have our Women’s Healthcare sales force promoting LOESTRIN 24 to OB/GYNs, our Chilcott Labs sales force promoting FEMCON FE to OB/GYNs, a Dermatology sales force promoting our dermatology products to dermatologists and a portfolio sales force for all of our promoted products in geographic territories lacking the density to support specialty promotional efforts. Beginning in January 2007, we have taken steps to expand our Chilcott Labs sales force to support the promotion of FEMCON FE. As a result, we are increasing the number of territories covered by our sales forces from approximately 405, as of December 31, 2006, to approximately 490. We expect that the Chilcott Labs sales force expansion will be completed by the end of the first quarter of 2007. As of December 31, 2006, we employed approximately 388 sales representatives.

Customers

While the ultimate end-users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., and major retail drug and grocery store chains, such as CVS. During the periods presented, the following customers accounted for 10% or more of our revenues:

	Successor		Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
McKesson	36%	28%	22%	31%
Cardinal	30%	14%	20%	17%
AmerisourceBergen	11%	19%	16%	14%
CVS	10%	10%	10%	10%

Competition

The pharmaceutical industry is highly competitive. Our branded products compete with brands marketed by other pharmaceutical companies including large, fully integrated concerns with financial, marketing, legal and product development resources substantially greater than ours.

Our principal competitors are in the United States and include:

•

Hormonal Contraceptives—Johnson & Johnson (Ortho Tri-Cyclen® Lo, Ortho Evra®), Bayer Schering Pharma A.G./Berlex Inc. (Yasmin®, Yaz®), Akzo Nobel N.V./Organon (Nuvaring®) and Duramed Pharmaceuticals, Inc. (Seasonique®);

•

Hormone Therapy—Wyeth (Premarin®, Premarin® Vaginal Cream, Prempro™), Novo Nordisk Pharmaceuticals, Inc. (Activella®), Bayer Schering Pharma A.G./Berlex Inc. (Climara®) and Duramed Pharmaceuticals, Inc. (Cenestin®);

•	DORYX—Medicis Pharmaceutical Corporation (Solodyn®), Bradley Pharmaceutical (Adoxa®) and CollaGenex Pharmaceuticals Inc. (Oracea™); and

•	Psoriasis—Galderma Laboratories, L.P. (Clobex® Spray) and Stiefel Laboratories, Inc./Connetics Corporation (Olux® Foam, Luxíq® Foam).

Our branded pharmaceutical products are or may become subject to competition from generic equivalents. OVCON, ESTRACE Tablets and ESTRACE Cream are currently not protected by patents. See Item 1.A “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.” Generic equivalents for some of our branded pharmaceutical products are sold by other pharmaceutical companies at lower prices. As a result, drug retailers have economic incentives to fill prescriptions for branded products with generic equivalents when available. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product may be filled with the generic version at the pharmacy, resulting in a commensurate loss in sales of the branded product. On September 25, 2006, we terminated the exclusivity provision of our license agreement with Barr relating to OVCON 35. In October 2006, Barr launched a generic version of OVCON 35. Sales of OVCON 35 have predictably eroded as a result of the launch of the generic.

Potential generic entrants may also challenge our patents. For example, Watson Pharmaceuticals, Inc. (“Watson”) submitted an ANDA to the FDA in June 2006 seeking approval to market a generic version of LOESTRIN 24 FE prior to the expiration of our patent. We have filed an infringement lawsuit against Watson in response to this submission. In addition, under an agreement to settle patent claims against Barr relating to our ESTROSTEP FE oral contraceptive and our FEMHRT hormone therapy product, we granted Barr a non-exclusive license to launch generic versions of ESTROSTEP FE and FEMHRT six months prior to patent expiration in 2008 and 2010, respectively. We cannot predict what effect, if any, such matters will have on our results of operations. In addition, legislation enacted in the United States allows or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of generic products rather than brand name products where a generic equivalent is available. The availability of generic equivalent products may cause a material decrease in revenue from our branded pharmaceutical products.

The pharmaceutical industry is characterized by rapid product development and technological change. Our pharmaceutical products could be rendered obsolete or made uneconomical by the development of new pharmaceutical products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Our business, results of operations and financial condition could be materially adversely affected by any one or more of these developments. Our competitors may also be able to complete the regulatory process for new products before we are able to do so and, therefore, may begin to market their products in advance of our products. We believe that competition among both branded and generic pharmaceuticals in the markets in which we compete will continue to be based on, among other things, product efficacy, safety, reliability, availability, promotional sampling and price.

Manufacturing, Supply and Raw Materials

In May 2004, we purchased an approximately 194,000 sq. ft. pharmaceutical manufacturing facility located in Fajardo, Puerto Rico from Pfizer. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse and 102,000 sq. ft. parking lot, both of which we lease from third parties. The Fajardo facility currently manufactures and packages most of our women’s healthcare oral dose products, including LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE and OVCON 50 oral contraceptives, and packages delayed-release DORYX tablets, FEMHRT, OVCON 35 and DOVONEX and TACLONEX samples. We currently contract with third parties to manufacture and supply certain of our other products. We will continue to rely on our third-party development partners FH Faulding & Co Limited (“Faulding”) for DORYX and LEO Pharma for DOVONEX and TACLONEX.

We conduct quality assurance audits of our manufacturing and other property sites, our contract manufacturers’ sites, and our raw material suppliers’ sites and all related records to confirm compliance with the relevant regulatory requirements. We also utilize our facility in Larne, Northern Ireland to manufacture our vaginal rings.

Product	Third-Party Manufacturer	Expiration
DORYX	Faulding	December 2009, renewable thereafter by mutual agreement
ESTRACE Cream	Contract Pharmaceuticals Limited	February 2010
FEMHRT	Barr	June 2009
FEMTRACE	Pharmaceutics International, Inc.	June 2010
OVCON 35	Barr	May 2009
DOVONEX	LEO Pharma	January 2020
TACLONEX	LEO Pharma	January 2020

The products listed above accounted for a significant percentage of our product sales during the year ended December 31, 2006. If a supplier suffers an event that causes it to be unable to manufacture our product requirements for an extended period, the resulting shortages of inventory could have a material adverse effect on our business. See “Note 20” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 included in this Annual Report for information concerning supplier concentration. Also see Item 1A. “Risk Factors—Risks Relating to Our Business—Delays in production could have a material adverse impact on our business.”

Patents, Proprietary Rights and Trademarks

Protecting our intellectual property, such as trademarks and patents, is a key part of our strategy.

Patents, Trade Secrets and Proprietary Knowledge

We rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights have been infringed. For example, we filed a complaint against Berlex Inc. (“Berlex”) and Schering in the U.S. District Court for the District of New Jersey alleging that Berlex and Schering were willfully infringing the patent covering our LOESTRIN 24 FE oral contraceptive in connection with the marketing and sale of Yaz®. In November 2006, we reached a settlement with Berlex and Schering in connection with the patent complaint. Under the terms of the settlement, Schering will make certain payments and will license to us its proprietary selective glucocorticoid receptor agonist (SEGRA) compound for the oral or topical treatment of inflammatory skin diseases. We will pay a royalty to Schering on sales of any product containing the SEGRA compound under the license. We also filed a complaint against Watson and one of its subsidiaries alleging that Watson’s submission of an ANDA for a generic version of LOESTRIN 24 FE infringes the patent covering our LOESTRIN 24 FE oral contraceptive. See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report for a description of our litigation. We also seek to protect our proprietary rights by filing applications for patents on certain inventions, and entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies. However, we do not ultimately control whether we will be successful in enforcing our legal rights against third party infringers, whether our patent applications will result in issued patents, whether our patent will be subjected to inter parte reexaminations by the United States Patent and Trademark Office (the “USPTO”), whether our confidentiality, non-disclosure and assignment of invention agreements will not be breached and whether we will have adequate remedies for any such breach, or that our trade secrets will not otherwise become known by competitors. In addition, some of our key products are not protected by patents and proprietary rights and therefore are or may become subject to competition from generic equivalents. For a further discussion of our competition, see “—Competition” and Item. 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.”

Trademarks

Due to our branded product focus, we consider our trademarks to be valuable assets. Therefore, we actively manage our trademark portfolio, maintain long-standing trademarks and obtain trademark registrations for new brands in all jurisdictions in which we operate. The names indicated below are certain of our key registered trademarks, some of which may not be registered in all relevant jurisdictions:

DORYX	FEMTRACE
ESTRACE	LOESTRIN
ESTROSTEP FE	OVCON
FEMCON*	SARAFEM
FEMHRT	Warner Chilcott
FEMRING

*	approved for registration by the USPTO

We also police our trademark portfolio against infringement. However, our efforts may be unsuccessful against competitors or other violating entities and we may not have adequate remedies for any breach because, for example, a violating company may be insolvent.

As of September 14, 2005 and January 1, 2006, we became the exclusive licensee of the trademark for TACLONEX and DOVONEX, respectively, in the United States.

Government Regulation

The pharmaceutical industry is subject to regulation by regional, national, state and local agencies, including the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as by governmental authorities in those foreign countries in which we distribute some of our products. The FDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development and manufacturing of, and commercial activities relating to, prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. The manufacture and disposal of pharmaceutical products in the United States is also regulated by the Environmental Protection Agency.

The process of testing, data analysis, manufacturing development and regulatory review necessary to obtain and maintain required governmental approvals is costly. Non-compliance with applicable legal and regulatory requirements can result in civil and criminal fines, recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require that we devote substantial resources that could otherwise be used productively on other aspects of our business.

FDA Approval Requirements

FDA approval is required before a prescription drug can be marketed, except for a very small category of grandfathered drugs that have been on the market unchanged since prior to 1938 or that are otherwise considered generally recognized as safe and effective. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses, and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical data from animal and laboratory testing and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical laboratory and animal testing must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements.

In order to initiate a clinical trial, the sponsor must submit an investigational new drug application, or IND, to the FDA or meet one of the narrow exemptions that exist from the IND requirement. Clinical research must also be reviewed and approved by independent institutional review boards, or IRBs, at the sites where the research will take place, and the study subjects must provide informed consent.

The FDA can, and does, reject new drug applications, require additional clinical trials, or grant approvals on only a restricted basis even when product candidates performed well in clinical trials. The FDA regulates and often inspects manufacturing facilities, equipment and processes used in the manufacturing of pharmaceutical products before granting approval to market any drug. Each NDA submission requires a substantial user fee payment unless a waiver or exemption applies. The FDA has committed generally to review and make a decision concerning approval on an NDA within 10 months, and on a new priority drug within six months. However, final FDA action on the NDA can take substantially longer, and where novel issues are presented there may be review and recommendation by an independent FDA advisory committee. The FDA can also refuse to file and review an NDA it deems incomplete or not properly reviewable.

The FDA continues to review marketed products even after approval. If previously unknown problems are discovered or if there is a failure to comply with applicable regulatory requirements, the FDA may restrict the marketing of an approved product, cause the withdrawal of the product from the market, or under certain circumstances seek recalls, seizures, injunctions or criminal sanctions. For example, the FDA may require an approved marketing application or additional studies for any marketed drug product if new information reveals questions about a drug’s safety or effectiveness. In addition, changes to the product, the manufacturing methods or locations, or labeling are subject to additional FDA approval, which may or may not be received, and which may be subject to a lengthy FDA review process.

Additional FDA Regulatory Requirements

All drugs must be manufactured, packaged and labeled in conformity with cGMP requirements, and drug products subject to an approved application must be manufactured, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior-friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Our third-party manufacturers must also comply with cGMP requirements. In complying with cGMP requirements, manufacturers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that the product meets applicable specifications and other requirements for product safety, efficacy and quality. The FDA and other regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements, including, in the case of our own manufacturing facility, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner before a U.S. District Court, subjects the manufacturer to possible legal or regulatory action.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors at the state level. Under the PDMA and state law, states require the registration of manufacturers and distributors who provide pharmaceuticals in that state, including in certain states manufacturers and distributors who ship pharmaceuticals into the state even if such manufacturers or distributors have no place of business within the state. States also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that are requiring manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Both the PDMA and state laws impose requirements and limitations upon drug sampling to ensure accountability in the distribution of samples. The PDMA sets forth civil and criminal penalties for violations of these and other provisions.

Other reporting and recordkeeping requirements also apply for marketed drugs, including, for prescription products, requirements to review and report cases of adverse events. Product advertising and promotion are subject to FDA and state regulation, including requirements that promotional claims conform to any applicable FDA approval and be appropriately balanced and substantiated. Adverse experiences with the use of products can result in the imposition of market restrictions through labeling changes or in product removal.

Other U.S. Regulation

Our sales, marketing and scientific/educational programs must comply with applicable requirements of the anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, and the implementing regulations and policies of the U.S. Health and Human Services Office of Inspector General and U.S. Department of Justice, as well as similar state laws. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and regulatory safe harbors are often limited, and promotional practices may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition, all of our activities are potentially subject to federal and state consumer protection and unfair competition laws. We are subject to possible administrative and legal proceedings and actions under these laws. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies. See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

In recent years, Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the health care system, either nationally or at the state level. On December 8, 2003, new Medicare legislation was enacted that provides out-patient prescription drug reimbursement beginning in 2006 for all Medicare beneficiaries. The federal government and the private plans contracting with the government to deliver this new benefit, through their purchasing power under these programs, are demanding discounts from pharmaceutical companies, and these pressures may implicitly create price controls on prescription drugs.

We also participate in the Federal Medicaid rebate program established by the U.S. Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The Medicaid rebate amount is computed each quarter based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current average manufacturing price and best price for each of our products. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. Based upon our past practice and experience, to the extent that we were required to correct prices reported in previous quarters, we would not expect such corrections to have a material adverse effect on us.

U.S. Manufacturing for Export

Products marketed outside of the United States that are manufactured in the United States are subject to certain FDA regulations, including rules governing export, as well as regulation by the country in which the products are sold. We currently supply LOESTRIN and MINESTRIN to Barr in Canada. While we do not currently have plans to market any of our U.S. products in other countries, except the sale of FEMHRT in Canada, we may do so from time to time.

Regulation in the United Kingdom

Though we have divested our pharmaceutical businesses in the United Kingdom, we are still subject to regulation in certain areas by the U.K. Medicines and Healthcare Products Regulatory Agency (the “MHRA”). For example, our facility in Larne, Northern Ireland is approved and regularly inspected by the MHRA and the FDA. The United Kingdom Medicines Act of 1968 and the regulations made under that act govern manufacturers of pharmaceuticals sold in the United Kingdom.

Seasonality

Our results of operations are minimally affected by seasonality.

Employees

As of December 31, 2006, we had 985 employees. The employees of our production, warehousing and manufacturing departments located at our facility in Larne, Northern Ireland are covered by a labor agreement that may be terminated at any time. This labor agreement currently remains in effect. We believe that our employee relations are satisfactory.

Environmental Matters

Our operations and facilities are subject to U.S. and foreign environmental laws and regulations, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

We acquired our Fajardo, Puerto Rico facility from Pfizer in 2004. Under the purchase agreement, Pfizer retained certain liabilities relating to preexisting contamination and indemnified us, subject to certain limitations, for other potential environmental liabilities. While we are not aware of any material claims or obligations relating to this site, other current or former manufacturing sites, or any off-site location where we sent hazardous wastes for disposal, the discovery of additional contaminants or the imposition of additional cleanup obligations at Fajardo or at other sites, or the failure of any other party to meet its financial obligations to us, could result in significant liability.

Executive Officers

The executive officers of Warner Chilcott Limited, their positions and their ages as of December 31, 2006, are as listed.

Name	Age	Position
Roger M. Boissonneault	58	Chief Executive Officer, President and Director
W. Carl Reichel	48	President, Pharmaceuticals
Anthony D. Bruno	50	Executive Vice President, Corporate Development
Paul Herendeen	51	Executive Vice President and Chief Financial Officer
Leland H. Cross	50	Senior Vice President, Technical Operations
Herman Ellman, M.D.	59	Senior Vice President, Clinical Development
Izumi Hara	47	Senior Vice President, General Counsel and Corporate Secretary
Alvin D. Howard	52	Senior Vice President, Regulatory Affairs

Roger M. Boissonneault, Chief Executive Officer, President and Director, was appointed President and Director of the Company as of the Acquisition Date. Mr. Boissonneault was appointed Chief Executive Officer and Director for the Predecessor in September 2000. He previously served as President and Chief Operating Officer of Warner Chilcott PLC (acquired by the Predecessor in September 2000) from 1996 to 2000, serving as a director from 1998 through 2000. From 1976 to 1996, Mr. Boissonneault served in various capacities with Warner-Lambert, including Vice President, Female Healthcare, Director of Corporate Strategic Planning and Director of Obstetrics/Gynecology Marketing.

W. Carl Reichel, President, Pharmaceuticals, joined the Predecessor as President in October 2000 after nearly 20 years of experience at Parke-Davis, a division of Warner-Lambert (now a part of Pfizer), where he, together with Mr. Boissonneault, was a pioneer in the pharmaceutical marketing methods currently employed by us. Most recently, he held the position of President, U.K./British Isles at Warner-Lambert.

Anthony D. Bruno, Executive Vice President, Corporate Development, joined the Predecessor in March 2001 as Senior Vice President, Corporate Development and General Counsel. Mr. Bruno was promoted to Executive Vice President in April 2003 and continued to serve as General Counsel of the Company until August 1, 2005. Prior to joining the Company, Mr. Bruno spent 17 years with Warner-Lambert where his most recent position was Vice President and Associate General Counsel, Pharmaceuticals, and he was responsible for all legal matters relating to Warner-Lambert’s pharmaceutical business worldwide.

Paul Herendeen, Executive Vice President and Chief Financial Officer, joined Warner Chilcott in this position on April 1, 2005 and is responsible for our finance, accounting, treasury and management information system functions. Prior to joining Warner Chilcott, Mr. Herendeen was Executive Vice President and Chief Financial Officer of MedPointe Inc. From 1998 through March 2001, Mr. Herendeen served as Executive Vice President and Chief Financial Officer of Warner Chilcott PLC (acquired by the Predecessor in September 2000). Mr. Herendeen also served as a director of the Predecessor from October 2000 through March 2001.

Leland H. Cross, Senior Vice President, Technical Operations, joined the Predecessor in this position on September 1, 2001 and is responsible for our technical operations worldwide. From 1994 to 2001, Mr. Cross was part of the Global Manufacturing group at Warner-Lambert (which became part of Pfizer in June 2000), where most recently he was General Manager of Pfizer Ireland Pharmaceuticals, responsible for Pfizer’s dosage manufacturing operations in Ireland. Prior to joining Warner-Lambert, Mr. Cross managed a manufacturing operation for Merck & Co. Inc.

Herman Ellman, M.D., Senior Vice President, Clinical Development, joined the Predecessor in this position in June 2000. Dr. Ellman is responsible for clinical development and medical affairs activities. Prior to joining the Predecessor, Dr. Ellman held the position of Medical Director for Women’s Healthcare of Berlex Laboratories.

Izumi Hara, Senior Vice President, General Counsel and Corporate Secretary, joined the Predecessor as Senior Vice President and Deputy General Counsel in June 2001 and is responsible for the legal matters of the Company. She was promoted to General Counsel as of August 1, 2005. Prior to joining the Predecessor, Ms. Hara held positions of increasing responsibility at Warner-Lambert where her most recent position was Vice President and Associate General Counsel, Corporate Affairs, where she was responsible for all corporate legal matters, including acquisitions, divestitures, alliances and other transactions in all of Warner-Lambert’s lines of business worldwide.

Alvin D. Howard, Senior Vice President, Regulatory Affairs, joined the Predecessor as Vice President, Regulatory Affairs in February 2001. He was promoted to Senior Vice President as of August 1, 2005 and is responsible for the registration of all of our products and for managing our relationships with the FDA, Health Canada and other agencies regulating the sale of pharmaceutical products. Prior to joining the Company, Mr. Howard was Vice President, Worldwide Regulatory Affairs at Roberts Pharmaceuticals.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. These filings are not deemed to be incorporated by reference in this Annual Report. Statements contained in this Annual Report as to the contents of any contract or other document referred to are not necessarily complete and in each instance, if such contract or document is filed as an exhibit, reference is made to the copy of such contract or other document filed as an exhibit to the Annual Report, each statement being qualified in all respects by such reference. A copy of the Annual Report, including the exhibits and schedules thereto, may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is http://www.sec.gov. We also maintain an Internet site at www.warnerchilcott.com. We make available on our internet website free of charge our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 1A. Risk Factors

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below and elsewhere in this Annual Report.

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report before making an investment decision. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Risks Relating to Our Business

If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.

Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell or because our patent protection expires or is not sufficiently broad. OVCON 50, OVCON 35, ESTRACE Tablets and ESTRACE Cream are currently not protected by patents. Generic equivalents are currently available for OVCON 35 and ESTRACE Tablets.

Patents covering the following products will expire within the next five years:

Product	Patent Expires
DOVONEX Ointment	December 2007
ESTROSTEP FE	April 2008
SARAFEM	May 2008
FEMHRT	May 2010

Although part of our strategy includes the ongoing development of proprietary product improvements to our existing products and new and enhanced dosage forms, other companies may attempt to compete with our original products losing patent protection, we may not be successful in obtaining FDA approval of our new and enhanced dosage products and doctors may not prescribe these products.

Generic equivalents for some of our branded pharmaceutical products are sold by other pharmaceutical companies at a lower cost. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product may be filled with the generic version at the pharmacy, resulting in a commensurate loss in sales of the branded product. In addition, legislation enacted in the United States allows or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of generic products rather than branded products where a generic equivalent is available. Competition from generic equivalents could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

On September 25, 2006, we terminated the exclusivity provision of our license agreement with Barr relating to OVCON 35. In October 2006, Barr launched a generic version of OVCON 35. Sales of OVCON 35 have predictably eroded as a result of the launch of the generic.

Potential generic competitors may also challenge our patents. For example, Watson submitted an ANDA in April 2006 seeking approval to market a generic version of LOESTRIN 24 FE prior to the expiration of our patent. We have filed an infringement lawsuit against Watson in response to this submission. In addition, under an agreement to settle patent claims against Barr relating to our ESTROSTEP FE oral contraceptive and our FEMHRT HT product, we granted Barr a non-exclusive license to launch generic versions of ESTROSTEP FE and FEMHRT six months prior to expiration of our patents in 2008 and 2010, respectively. We cannot predict what effect, if any, such matters will have on our financial condition, results of operations and cash flows.

Our trademarks, patents and other intellectual property are valuable assets and if we are unable to protect them from infringement or challenges, our business prospects may be harmed.

Due to our focus on branded products, we consider our trademarks to be valuable assets. Therefore, we actively manage our trademark portfolio, maintain long-standing trademarks and obtain trademark registrations for new brands. We also police our trademark portfolio against infringement. Our efforts to defend our trademarks may be unsuccessful against competitors or other violating entities and we may not have adequate remedies for any breach because, for example, a violating company may be insolvent.

We also rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to protect our proprietary rights by filing applications for patents on certain inventions, by entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies and enforcing our legal rights against third parties that we believe may infringe our intellectual property rights. We do not ultimately control whether we will be successful in enforcing our legal rights against third party infringers, whether our patent applications will result in issued patents, whether our patent will be subjected to inter parte reexamination by the USPTO, whether our confidentiality, non-disclosure and assignment of invention agreements will not be breached and whether we will have adequate remedies for any such breach, or that our trade secrets will not otherwise become known by competitors.

There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights, and in the past, as noted above, we have been involved in this type of litigation. These lawsuits relate to the validity and infringement of patents. The expense of bringing lawsuits against infringers or defending lawsuits brought against us could cause us not to continue these suits and abandon the affected products. The ultimate outcome of this type of litigation, if brought, may not be favorable and could adversely impact our business, financial condition, results of operations and cash flows.

Delays in production could have a material adverse impact on our business.

Our principal pharmaceutical manufacturing facility located in Fajardo, Puerto Rico currently manufactures most of our women’s healthcare oral dose products, including LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE and OVCON 50 oral contraceptives, and packages delayed-release DORYX tablets, FEMHRT, OVCON 35 and DOVONEX and TACLONEX samples. Because the manufacture of pharmaceutical products requires precise and reliable controls, and due to significant compliance obligations imposed by laws and regulations, we may face delays in qualifying the Fajardo facility for the manufacture of new products or for our other products that are currently manufactured for us by third parties.

In addition, certain of our pharmaceutical products are currently manufactured for us under contracts with third parties. Our contract manufacturers may not be able to manufacture our products without interruption, may not comply with their obligations under our various supply arrangements, and we may not have adequate remedies for any breach. From time to time our contract manufacturers have been unable to meet all of our orders, which has led to the depletion of our safety stock and temporary shortages of trade supply and promotional samples.

Failure by our own manufacturing facility or any third party manufacturer (each a “Product Supplier”) to comply with regulatory requirements could adversely affect their ability to supply products to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with current Good Manufacturing Practices (“cGMPs”). In complying with cGMP, Product Suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that the product meets applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspections by the FDA and other regulatory authorities.

Failure to comply with applicable legal requirements including, in the case of our manufacturing facility located in Fajardo, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner subjects the Product Suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product. In addition, adverse experiences with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or product removal.

The FDA must approve suppliers of certain active and inactive pharmaceutical ingredients and certain packaging materials used in our products as well as suppliers of finished products. The development and regulatory approval of our products are dependent upon our ability to procure these ingredients, packaging materials and finished products from FDA-approved sources. FDA approval of a new supplier would be required if, for example, active ingredients, packaging materials or finished products were no longer available from the initially approved supplier or if that supplier had its approval from the FDA withdrawn. The qualification of a new Product Supplier could potentially delay the manufacture of the drug involved. Furthermore, we may not be able to obtain active ingredients, packaging materials or finished products from a new supplier on terms that are as favorable to us as those agreed with the initially approved supplier or at reasonable prices.

A delay in supplying, or failure to supply, products by any Product Supplier could result in our inability to meet the demand for our products and adversely affect our revenues, financial condition, results of operations and cash flows.

Pricing pressures from third-party payors, including managed care organizations, government sponsored health systems and regulations relating to Medicare and Medicaid, healthcare reform, pharmaceutical reimbursement and pricing in general could decrease our revenues.

Our commercial success in producing, marketing and selling products depends, in part, on the availability of adequate reimbursement from third-party healthcare payors, such as managed care organizations, and government bodies and agencies for the cost of the products and related treatment. The market for our products may be limited by actions of third-party payors.

Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs, including by developing formularies to encourage plan beneficiaries to utilize preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or if adequate reimbursement levels are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected.

Recent reforms in Medicare added an out-patient prescription drug reimbursement beginning in 2006 for all Medicare beneficiaries. The federal government and private plans contracting with the government to deliver the benefit, through their purchasing power under these programs, are demanding discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. These reforms may decrease our future revenues from products such as DOVONEX and TACLONEX that are covered by the Medicare drug benefit.

Further, a number of other legislative and regulatory proposals aimed at changing the healthcare system have been proposed. While we cannot predict whether any such proposals will be adopted or the effect such proposals may have on our business, the existence of such proposals, as well as the adoption of any proposal, may increase industry-wide pricing pressures, thereby adversely affecting our results of operations and cash flows.

Changes in laws and regulations could affect our results of operations, financial position or cash flows.

Our future operating results, financial position or cash flows could be adversely affected by changes in laws and regulations such as (i) changes in the FDA approval processes that may cause delays in, or prevent the approval of, new products, (ii) new laws, regulations and judicial decisions affecting product marketing, promotion or the healthcare field generally, (iii) new laws or judicial decisions affecting intellectual property rights and (iv) changes in the application of tax principles, including tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which result in a shift of taxable earnings between tax jurisdictions.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct operations world-wide through subsidiaries in various tax jurisdictions. Certain aspects of the transactions between our subsidiaries, including our transfer pricing (which is the pricing we use in the transfer of products and services among our subsidiaries) and our intercompany financing arrangements could be challenged by applicable taxing authorities. While we believe both our transfer pricing and our intercompany financing arrangements are reasonable, either or both could be challenged by the applicable taxing authorities and, following such challenge, our taxable income could be reallocated among our subsidiaries. Such reallocation could both increase our consolidated tax liability and adversely affect our financial condition, results of operations and cash flows.

Changes in market conditions, including lower than expected cash flows or revenues for our branded pharmaceutical products, may result in our inability to realize the value of these products, in which case we may have to record an impairment charge.

The pharmaceutical industry is characterized by rapid product development and technological change, and as a result, our pharmaceutical products could be rendered obsolete or their value may be significantly decreased by the development of new technology or new pharmaceutical products to treat the conditions currently addressed by our products, technological advances that reduce the cost of production or marketing or pricing actions by one or more of our competitors. Some of the companies we compete against have significantly greater resources than we do, and therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Our inability to compete successfully with respect to these or other factors may materially and adversely affect our cash flows or revenues, may result in our inability to realize the value of our branded pharmaceutical products, including products acquired from third parties, and may require us to record an impairment charge.

The loss of the services of members of our senior management team or scientific staff or the inability to attract and retain other highly qualified employees could impede our ability to meet our strategic objectives and adversely affect our business.

Our success is dependent on attracting and retaining highly qualified scientific, sales and management staff, including our Chief Executive Officer, Roger Boissonneault. We face intense competition for personnel from other companies, academic institutions, government entities and other organizations. The loss of key personnel, or our failure to attract and retain other highly qualified employees, may impede our ability to meet our strategic objectives.

Pursuant to our business strategy, we intend to develop proprietary product improvements as well as new products. This strategy may require us to hire additional employees with expertise in areas that relate to product development. We cannot fully anticipate or predict the time and extent to which we will need to hire this type of specialized personnel. As a result, we may not be successful in attracting and retaining the personnel necessary to pursue our business strategy fully. In addition, if competition continues to intensify, then our cost of attracting and retaining employees may escalate.

Product liability claims and product recalls could harm our business.

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Our products are, in the substantial majority of cases, designed to affect important bodily functions and processes. Unforeseen side-effects caused by, or manufacturing defects inherent in, the products sold by us could result in exacerbation of a patient’s condition, further deterioration of the patient’s condition or even death. The occurrence of such an event could result in product liability claims and/or recall of one or more of our products. Claims may be brought by individuals seeking relief for themselves or, in certain jurisdictions, by groups seeking to represent a class. For example, approximately 553 product liability suits have been filed against us in connection with the HT products, FEMHRT and ESTRACE. The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institutes of Health (“NIH”) of the early terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks exceeded the benefits, when comparing estrogen and progestogen therapy to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified for the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro™, products marketed by Wyeth. See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Annual Report.

Product liability insurance coverage is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, if at all. Partly as a result of product liability lawsuits related to pharmaceuticals, product liability and other types of insurance have become more difficult and costly to obtain. Our product liability insurance may not cover all the future liabilities we might incur in connection with the development, manufacture or sale of our products. In addition, we may not continue to be able to obtain insurance on satisfactory terms or in adequate amounts.

A successful claim or claims brought against us in excess of available insurance coverage could subject us to significant liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Such claims could also harm our reputation and the reputation of our products, thereby adversely affecting our ability to market our products successfully. In addition, irrespective of the outcome of product liability claims, defending a lawsuit with respect to such claims could be costly and significantly divert management’s attention from operating our business. Furthermore, we could be rendered insolvent if we do not have sufficient financial resources to satisfy any liability resulting from such a claim or to fund the legal defense of such a claim.

Product recalls may be issued at our discretion or at the discretion of certain of our suppliers, the FDA, other government agencies and other entities that have regulatory authority for pharmaceutical sales. From time to time, we have recalled some of our products; however, to date none of these recalls have been significant. Any recall of a significant product could materially adversely affect our business by rendering us unable to sell that product for some time.

Sales of our products may be adversely affected by the consolidation among wholesale drug distributors and the growth of large retail drug store chains.

The network through which we sell our products has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. In the year ended December 31, 2006, three of these large distributors and a large retail drug store chain accounted for an aggregate of 87% of our net revenues. In addition, excess inventory levels held by large distributors may lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

If we fail to comply with government regulations we could be subject to fines, sanctions and penalties that could adversely affect our ability to operate our business.

We are subject to regulation by regional, national, state and local agencies, including the FDA, the Drug Enforcement Administration, the Department of Justice, the FTC, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we manufacture or distribute some of our products. The Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

Our sales, marketing, research and other scientific/educational programs must also comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid drug rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Non-compliance with government regulations and other legal requirements can result in civil and criminal fines, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business. Any of these enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

New legal and regulatory requirements could make it more difficult for us to obtain new or expanded approvals for our products, and could limit or make more burdensome our ability to commercialize our approved products.

Numerous proposals have been made in recent months and years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. For example, federal legislation has been proposed that would require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Additional measures have also been proposed to address perceived shortcomings in FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices that some see as excessive or improper. If these or other legal or regulatory changes are enacted, it may become more difficult or burdensome for us to obtain new or expanded approvals for our products, any approvals we receive may be more restrictive or come with onerous post-approval requirements, our ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

Delays and uncertainties in clinical trials or the government approval process for new products could result in lost market opportunities and hamper our ability to recoup costs associated with product development.

FDA approval is generally required before a prescription drug can be marketed. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses, and that it will be manufactured to appropriate quality standards. The clinical trials required to obtain regulatory approvals can be complex and expensive, and their outcomes are uncertain. Positive results from preclinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval. Even where clinical trials are completed successfully, FDA may determine that a product does not present an acceptable risk benefit profile, and may not approve an NDA or may only approve an NDA with significant restrictions or conditions. The drug development and approval process can be time-consuming and expensive without assurance that the data will be adequate to justify approval of proposed new products. If we are unable to obtain governmental approval for our NDAs, we will not be able to commercialize our products and recoup our research and development costs. Furthermore, even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments. If we are unable to obtain timely product approvals on commercially viable terms, our profitability and business could suffer.

We may not be able to successfully identify, develop, acquire, license or market new products as part of growing our business.

In order to grow and achieve success in our business, we must continually identify, develop, acquire and license new products that we can ultimately market. Any future growth through new product acquisitions will be dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. Even if such opportunities are present, we may not be able to successfully identify products as candidates for potential acquisition, licensing, development or collaborative arrangements. Moreover, other companies, many of which may have substantially greater financial, marketing and sales resources, are competing with us for the right to acquire such products.

If an acquisition candidate is identified, the third parties with which we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. Furthermore, we do not know if we will be able to finance the acquisition or integrate an acquired product into our existing operations. The negotiation and completion of potential acquisitions could cause significant diversion of management’s time and resources and potential disruption of our ongoing business. Future product acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses as well as significant charges relating to integration costs.

At each stage between developing or sourcing new products and marketing these products, there are a number of risks and uncertainties, and failure at any stage could have a material adverse effect on our ability to achieve commercial success with a product or to maintain or increase revenues, profits and cash flow. In addition, if we are unable to manage the challenges surrounding product development, acquisitions or the successful integration of acquisitions, it could have materially adverse effects on our business, financial condition, results of operations and cash flows.

Prescription drug importation from Canada and other countries could increase pricing pressure on certain of our products and could decrease our revenues and profit margins.

Under current U.S. law, U.S. individuals may import prescription drugs that are unavailable in the United States from Canada and other countries for their personal use under specified circumstances. Other imports, although illegal under U.S. law, also enter the country as a result of the resource constraints and enforcement priorities of the FDA and the U.S. Customs Service. In addition, in December 2003, the United States enacted the import provisions of the Medicare Prescription Drug, Improvement, and Modernization Act, which would permit pharmacists and wholesalers to import prescription drugs into the United States from Canada under specified circumstances. These additional import provisions will not take effect until the Secretary of Health and Human Services makes a required certification regarding the safety and cost savings of imported drugs and the FDA has promulgated regulations setting forth parameters for importation. These conditions have not been met to date, and the law has thus not taken effect. However, legislative proposals have been introduced to remove these conditions and implement the changes to the current import laws, or to create other changes that would allow foreign versions of our products priced at lower levels than in the United States to be imported or reimported to the United States from Canada, Europe and other countries. If these provisions take effect, the volume of prescription drug imports from Canada and elsewhere could increase significantly, and our products would face competition from lower priced imports.

Even if these provisions do not take effect and alter current law, the volume of prescription drug imports from Canada and elsewhere could increase due to a variety of factors, including the further spread of Internet pharmacies and actions by certain state and local governments to facilitate Canadian and other imports. These imports may harm our business.

We currently sell FEMHRT in Canada. In addition, ESTRACE Tablets, DOVONEX and TACLONEX (sold as “DOVOBET” in Canada) are sold in Canada by third parties. For the year ended December 31, 2006, DOVONEX, TACLONEX, FEMHRT and ESTRACE Tablets accounted for 36% of our total revenues. Due to government price regulation in Canada, these products are generally sold in Canada for lower prices than in the United States. As a result, if these drugs are imported into the United States from Canada, we may experience reduced revenue or profit margins.

The perceived health effects of estrogen and combined estrogen-progestogen hormone therapy products may affect the acceptability and commercial success of our HT products.

ESTRACE Tablets, ESTRACE Cream, FEMRING and FEMTRACE are estrogen therapy products, and FEMHRT is a combined estrogen-progestogen therapy product. These HT products are used by women to alleviate symptoms associated with menopause. Recent studies have analyzed the health effects of estrogen therapy and estrogen-progestogen therapy products and the American College of Obstetricians and Gynecologists has recommended that consumers use these products in the lowest possible dose for the shortest possible duration. We believe the publicity surrounding some of these studies resulted in a significant industry-wide decrease in the number of prescriptions being written for estrogen therapy and estrogen-progestogen therapy products, including FEMHRT. The ultimate outcome of these studies and any further changes in labeling for our products may affect the acceptability of our products by patients, the willingness of physicians to prescribe our products for their patients or the duration of their therapy. In any such event, our overall rate of growth may be lower.

Our exercise of an option to acquire a five-year license to Barr’s ANDA, which references our OVCON 35 oral contraceptive, is the subject of suits by the Federal Trade Commission, 34 states, the District of Columbia and numerous private plaintiffs.

In March 2004, for $1.0 million, Barr granted us an option to acquire a five-year exclusive license under Barr’s ANDA for which our OVCON 35 oral contraceptive is the reference drug. In May 2004, we exercised this option for an additional payment of $19.0 million. At the same time, we entered into a finished-product supply agreement with Barr under which Barr agreed to provide us with our requirements for finished products throughout the term of the license. In September of 2006 we introduced a chewable version of OVCON (OVCON 35 FE) and stopped shipping OVCON 35 to consumers as we began the process of transitioning from OVCON 35 to OVCON 35 FE (now FEMCON FE). As a result of the launch of OVCON 35 FE, we had expected to engage in discussions with Barr about the effect of the launch on our agreements. However, our review of our agreements with Barr and the resulting decision to terminate the exclusivity provisions in these agreements relating to OVCON 35 was accelerated when, on September 25, 2006, the FTC unexpectedly filed a motion for preliminary injunctive relief that would have required the Company to continue to market and promote Ovcon 35, which, if granted, would have had a materially adverse effect on our plans for the sale and marketing of Ovcon 35 FE. Accordingly, on September 25, 2006 we unilaterally signed a waiver which terminated the exclusivity provisions contained therein. The remaining provisions of the Barr agreements remain unchanged.

On November 7, 2005, the FTC filed suit against Barr and us in the U.S. District Court for the District of Columbia. The FTC suit alleged that our agreements with Barr relating to OVCON 35 (the “OVCON Agreements”) constituted unfair competition under Section 5 of the FTC Act and sought an injunction to remove the OVCON Agreements’ exclusivity provisions and other equitable relief. On October 23, 2006 the Court approved a settlement and entered a final order in this case. Under the terms of the settlement, we agreed to very limited injunctive relief and did not pay any monetary damages. The settlement is a final resolution of all claims filed by the FTC against us. This settlement does not affect the related pending actions. It is impossible to predict with certainty the impact that this settlement will have on the continuing actions, or the outcome of any litigation.

On November 7, 2005, twenty-one states plus the District of Columbia filed suit against Barr and us in the U.S. District Court for the District of Columbia. An additional 13 states subsequently joined the suit. The suit by the state plaintiffs alleges that the OVCON Agreements violate Section 1 of the Sherman Act and various state antitrust and consumer protection statutes. The state plaintiffs seek civil penalties, injunctive and equitable relief, and attorneys’ fees.

Eight direct purchaser lawsuits were filed against the Company and Barr in the U.S. District Court for the District of Columbia. Six of the lawsuits were class actions. The remaining two suits were brought on behalf of individual direct purchasers. On April 14, 2006 the six direct purchaser class action plaintiffs jointly filed an amended consolidated class action complaint and dismissed their complaints in the remaining five cases. The proposed class includes retail pharmacies, distributors and wholesalers. All of the direct purchaser plaintiffs allege that the OVCON Agreements violate Section 1 of the Sherman Act. All of the direct purchaser plaintiffs seek treble damages, injunctive relief, and costs including attorneys’ fees. On November 27, 2006, the Court appointed Magistrate Judge Alan Kay as a mediator for settlement of the direct purchaser cases at the parties’ request.

One third-party-payor class action lawsuit was filed against the Company and Barr in the U.S. District Court for the District of Columbia. The third-party-payor plaintiffs allege that the OVCON Agreements violate Section 1 of the Sherman Act, the antitrust laws of twenty-one states and the District of Columbia, the consumer protection acts of three states, and constitute a cause of action for unjust enrichment in unspecified jurisdictions. The third-party-payor plaintiffs seek an injunction, treble damages, the amounts by which defendants have been unjustly enriched, restitution, disgorgement, a constructive trust, and costs including attorneys’ fees. On May 3, 2006, Defendants filed a motion to dismiss the majority of third-party-payor plaintiffs’ state law claims. The third-party-payor plaintiffs opposed the motion. On November 27, 2006, the Court appointed Magistrate Judge Alan Kay as a mediator for settlement of the third-party-payor case at the parties’ request. On March 2, 2007, the Court dismissed without prejudice our motion to dismiss the third-party-payor plaintiffs’ complaint and ordered our motion to dismiss to be automatically reinstated on April 20, 2007 if the case is not resolved by that date.

On March 6, 2006, a personal use consumer plaintiff filed a class action lawsuit against the Company and Barr, in the U.S. District Court for the District of Columbia. On April 19, 2006 the consumer plaintiff filed an amended class action complaint adding an additional named plaintiff and dropping some claims. The consumer plaintiffs allege that the OVCON Agreements violate Sections 1 and 2 of the Sherman Act, the antitrust and/or consumer protection laws of fourteen states, and the unjust enrichment laws of fifty states. The consumer plaintiffs seek treble damages, injunctive relief, restitution, disgorgement and costs, including attorneys’ fees. On May 5, 2006 Defendants moved to partially dismiss the consumer plaintiffs’ claims. The consumer plaintiffs opposed the motion. On November 27, 2006, the Court appointed Magistrate Judge Alan Kay as a mediator for settlement of the consumer case at the parties’ request. On March 2, 2007, the Court dismissed without prejudice our motion to dismiss the Consumer Plaintiffs’ complaint and ordered our motion to dismiss to be automatically reinstated on April 20, 2007 if the case is not resolved by that date.

We are contesting these lawsuits vigorously. Although it is impossible to predict with certainty the outcome of any litigation, we are confident in the merits of our defense and do not anticipate an unfavorable outcome. An estimate of the range of potential loss to us, if any, relating to these proceedings is not possible at this time. If the plaintiffs in these private lawsuits are ultimately successful, we may be required to pay damages which could have an adverse impact on our financial condition, results of operations and cash flows.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

The Acquisition has resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions, were $1,533.8 million at December 31, 2006, representing approximately 48% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, $1,241.5 million at December 31, 2006, representing approximately 39% of our total assets. The majority of our intangible assets are owned by our Puerto Rican subsidiary.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Financial Accounting Standards Board Statement No. 142, goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details.

We have not completed our evaluation of our internal controls over financial reporting with respect to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by no later than the end of our 2007 fiscal year. We have begun the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404.

If we are unable to conclude that internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our independent auditors as required under Section 404 of the Sarbanes-Oxley Act, there could be an adverse impact on trading prices for our securities and an adverse affect on our ability to access the capital markets.

If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business.

We participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The minimum amount of the rebate for each unit of product is set by law as 15.1% of the average manufacturer price (“AMP”) of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment, if necessary.

As a manufacturer currently of single source, innovator multiple source and non-innovator multiple source products, rebate calculations vary among products and programs. The calculations are complex and, in certain respects, subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current AMP and best price for each of our products. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Services (“PHS”) pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebates to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of economically disadvantaged patients.

Risks Related to our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including our outstanding Notes.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to holder, of the Notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indenture governing the Notes and the agreements governing such other indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase because debt under our senior secured credit facility bears interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, the senior secured credit facility and the indenture governing the Notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to pay interest on and principal of our Notes and to satisfy our other debt obligations principally will depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including the senior secured credit facility, and the indenture governing the Notes offered hereby, may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Notes.

The terms of our senior secured credit facility and the indenture governing the Notes restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our senior secured credit facility and the indenture governing the Notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited and

the other restricted subsidiaries of Warner Chilcott Holdings Company III, Limited , including restrictions on our ability to engage in acts that may be in our best long-term interests. Our senior secured credit facility includes financial covenants, including requirements that we:

•	maintain minimum interest coverage ratios; and

•	not exceed maximum total leverage ratios.

Our senior secured credit facility limits the ability of Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited and their restricted subsidiaries to make capital expenditures and requires that they use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in their business and other dispositions to repay indebtedness under the senior secured credit facility.

Our senior secured credit facility also includes covenants restricting, among other things, the ability of Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited and its restricted subsidiaries to:

•	incur liens;

•	incur or assume additional debt or guarantees or issue preferred stock;

•	pay dividends, or make redemptions and repurchases, with respect to capital stock;

•	prepay, or make redemptions and repurchases of, subordinated debt;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;

•	change the business conducted by us or our subsidiaries; and

•	amend the terms of subordinated debt.

The indenture relating to the Notes also contains numerous covenants including, among other things, restrictions on Warner Chilcott Corporation’s, Warner Chilcott Holdings Company III, Limited’s and the restricted subsidiaries of Warner Chilcott Holdings Company III, Limited’s ability to:

•	incur or guarantee additional indebtedness or issue disqualified or preferred stock;

•	create liens;

•	pay dividends or make other equity distributions;

•	repurchase or redeem capital stock;

•	make investments or other restricted payments;

•	sell assets or consolidate or merge with or into other companies;

•	create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and

•	engage in transactions with affiliates.

The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in the senior secured credit facility would result in a default under the senior secured credit facility. If any such default occurs, the lenders under the senior secured credit facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under the Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

Risks Relating to Our Common Stock

Future sales of our shares could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2006, we had 250,557,866 shares of our common stock outstanding. On September 20, 2006, we commenced our IPO selling 70,600,000 shares of common stock that are freely tradable without restriction or further registration under the Securities Act. Approximately 179,233,584 of the remaining shares were granted to members of management or sold by us in private transactions to members of management, the Sponsors and certain institutional investors, and are eligible for public sale if registered under the Securities Act or sold in accordance with Rule 144 thereunder. The Sponsors have the right, subject to certain conditions, to cause us to register 152,181,648 of these shares at specified times in the future.

In addition, we filed a registration statement on Form S-8 under the Securities Act to register up to 9,310,358 shares of our common stock for issuance under our 2005 Equity Incentive Plan (the “Equity Incentive Plan”). As awards under this plan are granted, vest and are exercised, subject to certain limitations under the management shareholders agreement, the shares issued on exercise generally will be available for sale in the open market by holders who are not our affiliates and, subject to the volume and other applicable limitations of Rule 144, by holders who are our affiliates. As of December 31, 2006, options to purchase 3,067,582 shares of our common stock are outstanding (of which options to acquire 479,430 shares of common stock are vested).

The market price of our common stock may be volatile.

Securities markets worldwide experience significant price and volume fluctuations in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of our common stock to decline significantly and without regard to our operating performance. In addition, the market price of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of public market analysts and investors.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or expected fluctuations in our operating results;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	conditions in our industry generally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our inability to raise additional capital;

•	changes in market prices for our products; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Provisions of our bye-laws could delay or prevent a takeover of us by a third party.

Our bye-laws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock. For example, our bye-laws:

•	permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board;

•	impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings;

•	stagger the terms of our board of directors into three classes;

•	limit the ability of stockholders to remove directors;

•	prohibit stockholders from filling vacancies on our board of directors for so long as a quorum of directors exists; and

•

require the approval of at least a majority of the voting power of the shares of our capital stock entitled to vote generally in the election of directors for stockholders to amend or repeal our bye-laws.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board.

Because our Sponsors own a majority of our outstanding common stock, if they act collectively, the influence of our public shareholders over significant corporate actions may be limited, and conflicts of interest between our Sponsors and us or you could arise in the future.

Our Sponsors collectively beneficially own approximately 60.7% of our outstanding common stock. As a result, if our Sponsors act collectively, they could exercise control over the composition of our board of directors and could control the vote of our common stock. If this were to occur, our Sponsors could have effective control over our decisions to enter into any corporate transaction and could have the ability to prevent any transaction that requires the approval of equityholders regardless of whether or not other equityholders or noteholders believe that any such transactions are in their own best interests. For example, if our Sponsors act collectively, they effectively could cause us to make acquisitions that increase our indebtedness or sell revenue-generating assets. Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of our equity, even if such amount is less than 50%, and they exercise their shareholder rights collectively, they would continue to be able to significantly influence or effectively control our decisions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

In May 2004, we purchased an approximately 194,000 sq. ft. pharmaceutical manufacturing facility located in Fajardo, Puerto Rico from Pfizer. The Fajardo facility has become our primary site for the manufacture of our women’s healthcare oral dose products. The Fajardo facility currently manufactures our LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE and OVCON 50 oral contraceptives and packages delayed-release DORYX tablets, FEMHRT, OVCON 35 and DOVONEX and TACLONEX samples. For a discussion of our Fajardo facility, see Item 1. “Business—Manufacturing, Supply and Raw Materials.”

We also own a 106,000 sq. ft. FDA approved facility in Larne, Northern Ireland, 43,000 sq. ft. of which is leased to a third party. The remainder is dedicated to the manufacture of our vaginal rings, research and product development as well as development of analytical methods.

We lease approximately 56,000 sq. ft. of office space in Rockaway, New Jersey, where our U.S. operations are headquartered.

Item 3. Legal Proceedings

See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 included in this Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on The NASDAQ Global Market under the symbol “WCRX” on September 21, 2006. Prior to that date, there was no public market for our common stock. The following table presents the high and low closing prices for our common stock on The NASDAQ Global Market during the periods indicated:

	High	Low
2006:
Third Quarter (commencing September 21, 2006)	$15.18	$12.60
Fourth Quarter (ending December 31, 2006)	$13.85	$12.20

As of March 20, 2006, there were approximately 275 registered holders of record for our common stock and 250,557,866 shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of the common stock on The NASDAQ Global Market on March 20, 2007, was $14.41.

During the year ended December 31, 2006, we did not pay any cash dividend to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board.

Unregistered Sales of Securities

During the past three years, we sold the following securities without registration under the Securities Act of 1933:

In connection with the Transactions, between January 18, 2005 and April 22, 2005, we sold 19,275,013.57 shares of our Class A common shares and 2,327,900.19 shares of our Class L common shares and Warner Chilcott Holdings Company II, Limited sold 88,225.15 shares of its preferred shares to each of Bain Capital Partners LLC, DLJ Merchant Banking III, Inc., J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. An additional 10,290,058.35 Class A common shares and 1,242,760.67 Class L common shares of the Company and 47,099.41 preferred shares of Warner Chilcott Holdings Company II, Limited were sold to certain limited partners of DLJ Merchant Banking III, Inc. The aggregate offering price for the foregoing purchases was $1,273.9 million. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Between January 18, 2005 and April 12, 2005 we sold 612,807.79 shares of our Class A common shares and 74,010.62 shares of Class L common shares and Holdings Company II, Limited sold 2,804.85 shares of its preferred shares to certain members of our management for an aggregate offering price of $8.9 million. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

There were no underwriters employed in connection with any of the transactions set forth in this Item 5. The recipients of securities in each such transactions represented their intention to acquire the securities for investment only and not with a view to any distribution thereof. Appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients were given the opportunity to ask questions and receive answers from representatives of the registrant concerning the business and financial affairs of the registrant. Each of the recipients that were employees of the registrant had access to such information through their employment with the registrant.

In connection with our IPO, all of our Class L common shares were automatically converted into Class A common shares in accordance with the terms of our bye-laws as in effect prior to our IPO. Upon conversion, holders of the Class L common shares received the number of shares of Class A common shares equal to a Class L conversion factor in effect at the time of such conversion. In addition, we used a portion of the net proceeds from our IPO to redeem 286,115 Preferred Shares of Warner Chilcott Holdings Company II, Limited. The remaining 118,246 Preferred Shares converted into 9,480,302 Class A common shares in connection with the IPO in accordance with the terms our bye-laws as in effect prior to our IPO.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (c)
Equity Compensation Plans Approved by Security Holders:
2005 Amended and Restated Equity Incentive Plan	3,067,582	$19.98	5,112,346
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Repurchases of Equity Securities During Fourth Quarter Ended December 31, 2006

None.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data. Except for the data relating to the years ended December 31, 2006 and 2005, all data below reflects the consolidated financial data of the Predecessor. The years ended December 31, 2006 and 2005 are our first two fiscal years following the Acquisition. The financial statements relating to this period reflect the Acquisition as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were ours. The period included only two business days and the impact on the results of operations during the period was not material. Our fiscal year ends on December 31 versus the Predecessor’s year-end of September 30.

The selected consolidated financial data as of and for the years ended December 31, 2006 and 2005, for the quarter ended December 31, 2004, and for the fiscal year ended September 30, 2004 presented in this table have been derived from our audited consolidated financial statements and related notes included in this Annual Report. The selected consolidated financial data as of December 31, 2004 and as of September 30, 2004, 2003 and 2002 and for the fiscal years ended September 30, 2003, and 2002 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this report.

	Fiscal Year Ended September 30,			Transition Period Quarter Ended December 31,		Year Ended December 31,
	Predecessor			Predecessor		Successor
(dollars and share amounts in thousands, except per share amounts)	2002	2003	2004	2003	2004	2005	2006
	(Unaudited)
Statement of Operations Data:
Total revenue(1)(2)	$172,231	$365,164	$490,248	$124,789	$136,893	$515,253	$754,457
Costs and expenses:
Cost of sales (excluding amortization and impairments)(3)	19,366	42,042	53,488	11,408	34,529	95,224	151,750
Selling, general and administrative(3)(4)	47,174	124,786	146,205	37,745	41,463	162,670	253,937
Impairment of intangible assets	—	—	—	—	—	38,876	—
Research and development	16,000	24,874	26,558	6,692	4,608	58,636	26,818
Amortization of intangible assets(3)(5)	18,252	38,106	52,374	13,185	21,636	233,473	253,425
Acquired in-process research and development(3)	—	—	—	—	—	280,700	—
Transaction costs(3)	—	—	—	—	50,973	35,975	—
Net interest expense(3)	18,916	7,686	9,256	3,152	1,214	147,934	206,994
Accretion on preferred stock of subsidiary(6)	—	—	—	—	—	31,533	26,190

Income (loss) before taxes	52,523	127,670	202,367	52,607	(17,530)	(569,768)	(164,657)
Provision (benefit) for income taxes	18,858	41,380	59,390	12,312	11,558	(13,122)	(11,147)

Income (loss) from continuing operations	33,665	86,290	142,977	40,295	(29,088)	(556,646)	(153,510)

Discontinued operations, net of tax(7)	111,511	9,865	8,711	2,405	—	—	—

Net income (loss)	$145,176	$96,155	$151,688	$42,700	$(29,088)	$(556,646)	$(153,510)

Per Share Data (8):
Earnings (loss) per share—basic
Class A	n.m.	n.m.	n.m.	n.m.	n.m.	$(7.19)	$(1.63)
Class L	n.m.	n.m.	n.m.	n.m.	n.m.	$7.35	$6.33
Earnings (loss) per share—diluted
Class A	n.m.	n.m.	n.m.	n.m.	n.m.	$(7.19)	$(1.63)
Class L	n.m.	n.m.	n.m.	n.m.	n.m.	$7.34	$6.33
Weighted average shares outstanding—basic
Class A	n.m.	n.m.	n.m.	n.m.	n.m.	88,311	133,897
Class L	n.m.	n.m.	n.m.	n.m.	n.m.	10,642	10,280
Weighted average shares outstanding—diluted
Class A	n.m.	n.m.	n.m.	n.m.	n.m.	88,311	133,897
Class L	n.m.	n.m.	n.m.	n.m.	n.m.	10,668	10,282

Balance Sheet Data (at period end):
Cash and cash equivalents	$315,571	$88,571	$186,251	$167,500	$229,565	$11,502	$84,464
Total assets(3)(9)(10)	1,072,231	1,456,419	1,419,295	1,614,403	1,454,243	3,041,877	3,162,545
Total long-term debt(3)(9)(10)(11)	49,158	341,078	191,701	341,582	192,199	1,989,500	1,550,750
Preferred stock in subsidiary(6)	—	—	—	—	—	435,925	—
Shareholders’ equity(3)	909,007	997,125	1,126,640	1,051,701	1,104,087	332,510	1,328,232

(1)	The increase in product revenues from fiscal year 2002 to fiscal year 2003 and from fiscal year 2003 to fiscal year 2004 was in part attributable to product acquisitions.
(2)	In March 2004, we sold the U.S. and Canadian rights to our then-marketed LOESTRIN products to a unit of Barr. Following this sale, we continued to earn revenue from supplying LOESTRIN under a supply agreement. Our total revenue for fiscal years 2004 and 2003, excluding revenue attributable to LOESTRIN product sales, were $464.0 million and $326.6 million, respectively.
(3)	Completing the Acquisition affected our financial condition, results of operations and cash flows in the following ways:
a.	In the quarter ended December 31, 2004 we incurred $51.0 million of transaction costs and $3.7 million of incremental selling, general and administrative costs directly related to the closing of the Acquisition; and

b.

During the year ended December 31, 2005 we completed the Acquisition for total consideration of $3,152.1 million, which was funded by approximately $1,282.8 million of equity contributions, $1,420.0 million of senior secured debt (including $20.0 million borrowed under the revolving credit facility at the time of acquisition), $600.0 million of 8 3/4% Senior Subordinated Notes (the “Notes”) due 2015 and cash on hand. We recorded adjustments to the fair value of our assets and liabilities as of the date of the Acquisition. During 2005, the following items were included in our operating results:

•	a charge of $22.4 million in cost of sales representing the write-off of the purchase price allocated to the fair value of our opening inventory,

•	$7.8 million of incremental selling, general and administrative costs directly related to the closing of the Acquisition,

•	$4.9 million in selling, general and administrative expense for the management fee to our Sponsors,

•	increased amortization expense resulting from the write-up of our identified intangible assets,

•	a $280.7 million write-off of acquired in-process research and development,

•	$36.0 million of transaction costs, and

•	increased interest expense from the indebtedness we incurred to complete the Acquisition

(4)	In 2006, SG&A costs include $42.1 million of expenses directly related to our IPO.
(5)	In January 2005 (at the time of the Acquisition), intangible assets were re-valued at fair market value increasing the amounts to be amortized from that of the Predecessor.
(6)	Our wholly-owned subsidiary, Warner Chilcott Holdings Company II, Limited, issued 404,439 Preferred Shares in connection with the Transactions. The Preferred Shares are entitled to cumulative preferential dividends at an accretion rate of 8% per annum, compounded quarterly. All of the Preferred Shares were either converted to Class A common shares or redeemed for cash at the time of the IPO in September 2006.
(7)	Discontinued operations represented our Pharmaceutical services businesses, which were Interactive Clinical Technologies, Inc. (sold in August 2002), our Clinical Trial Services business (sold in May 2002) and our Chemical Synthesis Services business (sold in December 2001). In addition, in December 2003, we sold our Pharmaceutical Development and Manufacturing Services business, in April 2004 we sold our U.K. Pharmaceutical Sales and Marketing business and in May 2004 we sold our U.K.-based sterile solutions business. We received $343.0 million of proceeds net of costs for the sale of these businesses. The high level of discontinued operations in 2002 is due to the gain on disposal of our above-mentioned Pharmaceutical services business of $101.1 million, net of taxes of $3.9 million. No business was divested in fiscal year 2003. The discontinued operations for fiscal year 2004 included a gain on disposal of $5.4 million, net of a tax charge of $11.8 million on the sale of our Pharmaceutical Development and Manufacturing Services business, our U.K. Pharmaceutical Sales and Marketing business and our U.K.-based sterile solutions business.
(8)	The Company purchased all outstanding shares of the Predecessor as part of the Acquisition, making the Predecessor’s earnings per share not comparable to the Successor’s earnings per share. The Successor was in a net loss position in both 2005 and 2006. The effect from the exercise of outstanding stock options and the vesting of restricted shares during the periods would have been anti-dilutive. Accordingly, the shares issuable upon exercise of such stock options and the restricted shares have not been included in the calculation of diluted earnings per share. The December 31, 2006 earnings per share of the Class L common shares is calculated through September 30, 2006 as there were no Class L common shares outstanding during the fourth quarter of 2006.
(9)	During the year ended December, 2006 we completed the acquisition of the U.S. sales and marketing rights to DOVONEX for $205.2 million and paid the final milestone payment for TACLONEX of $40.0 million. We borrowed $240.0 million in connection with these transactions and recorded $238.5 million in intangible assets.
(10)	In 2002, we repurchased 2 million ordinary shares (0.5 million ADS equivalents). In 2004, we repurchased 2.8 million ordinary shares (0.7 million ADS equivalents).
(11)	Reflects the issuance of $350.0 million of long-term debt to finance a portion of the acquisition of products for approximately $650.0 million in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with Part II, Item 6. “Selected Financial Data” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. The following discussion and analysis does not include the results from discontinued operations, unless otherwise indicated. In addition, this discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under Item 1A. “Risk Factors—Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report.

Unless otherwise noted or the context otherwise requires, references in this prospectus to “Warner Chilcott,” “the Company,” “our company,” “we,” “us” or “our” for periods after the Acquisition Date refer to the Successor and for periods prior to the Acquisition Date refer to the historical operations of the Predecessor. All references in this discussion and analysis to “fiscal year” are to the twelve months ended September 30 of the year referenced.

Overview

We are a leading specialty pharmaceutical company focused on segments of the U.S. Pharmaceutical market, currently women’s healthcare and dermatology. We are a fully-integrated company with internal resources dedicated to product development, manufacturing and the promotion of our products. We have established strong franchises in women’s healthcare and dermatology by assembling a complementary portfolio of established and development stage proprietary products, including three recently launched brands. Our women’s healthcare franchise is anchored by our established positions in the hormonal contraceptive and hormone therapy categories and our dermatology franchise is built on our strong presence in the markets for psoriasis and acne therapies.

We began commercial operations on January 5, 2005 when we acquired the Predecessor. The financial statements included in this Annual Report and this discussion and analysis reflect the Acquisition as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were those of the Successor. The period included only two business days and the impact on the results of operations during the period was not material. The consolidated financial statements presented for periods ended on or before December 31, 2004 include the accounts of the Predecessor and all of its wholly-owned subsidiaries.

To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of our management, funded equity contributions of approximately $1,282.8 million. The contributions were made in respect of approximately $880.0 million of Class A and Class L common shares issued by us and $402.8 million of Preferred Shares issued by the Company’s wholly-owned subsidiary Warner Chilcott Holdings Company II, Limited (“Holdings II”). On January 18, 2005, certain of the Company’s subsidiaries borrowed an aggregate $2,020.0 million consisting of an initial drawdown of $1,420.0 million under a $1,790.0 million senior secured credit facility and $600.0 million of 8 3/4% Notes due 2015.

On September 20, 2006, we completed an IPO of 70,600,000 of our Class A common shares at a price of $15.00 per share, raising proceeds of $1,059.0 million before fees and expenses. Also see discussion in “—Operating results for the years ended December 31, 2006 and 2005”.

Factors Affecting Our Results

Revenue

We generate two types of revenue: revenue from product sales (including contract manufacturing) and other revenues which include co-promotion revenue and royalty revenue.

Net Sales

We promote a portfolio of branded prescription pharmaceutical products primarily in the women’s health and dermatology segments of the U.S. pharmaceutical market. To generate demand for our products, our sales representatives make face-to-face promotional and educational presentations to physicians who are potential prescribers of our products to their patients. By informing these physicians of the attributes of our products, we generate demand for our products with physicians, who then write prescriptions for their patients, who in turn go to the pharmacy where the prescription is filled. Pharmacies buy our products either directly from us (for example, major retail drug store chains) or through wholesaler pharmaceutical distributors. We recognize revenue when title passes to our customers, generally free on board (“FOB”), destination.

When our unit sales to customers in any period exceed consumer demand (as measured by filled prescriptions in units), our sales in excess of demand must be absorbed before our customers begin to order again. We refer to the amount of inventory held by our customers, generally measured in the number of days demand on hand, as “pipeline inventory.” Pipeline inventories expand and contract in the normal course of business. When comparing reported product sales between periods, it is important to consider whether estimated pipeline inventories increased or decreased during each period.

We generate our revenue primarily from the sale of branded pharmaceutical products in the U.S., including our oral contraceptives (LOESTRIN 24 FE, FEMCON FE (formerly OVCON 35 FE), OVCON, and ESTROSTEP), our hormone therapy products (FEMHRT, ESTRACE Cream, FEMTRACE, ESTRACE Tablets and FEMRING), our oral antibiotic for the adjunctive treatment of severe acne (DORYX), our psoriasis products (DOVONEX and TACLONEX) and our treatment for premenstrual dysphoric disorder (SARAFEM). Our revenue from sales of these products consists primarily of sales invoiced less returns and other sales-related deductions.

Included in net sales are amounts earned under contract manufacturing agreements. These activities are by-products of our May 2004 acquisition of the Fajardo, Puerto Rico manufacturing facility from a subsidiary of Pfizer and the March 2004 sale of rights to two LOESTRIN products to a unit of Barr. Under these agreements, we agreed to manufacture certain products for Pfizer and Barr for specified periods. Contract manufacturing is not an area of strategic focus for us and these contracts produce profit margins significantly below the margins realized on sales of distributed products. We have phased out the manufacturing of all but one of the Pfizer products (the supply agreement for the production of Dilantin® was extended for three years effective July 31, 2006, subject to two one-year renewals at Pfizer’s option). We continue to manufacture the old LOESTRIN products for Barr.

Changes in revenue from sales of our products from period to period are affected by the following factors:

•

changes in the level of competition faced by our products, including the launch of new products by competitors and the introduction of generic equivalent products after the expiration of patents associated with our brands;

•	changes in the level of promotional or marketing support for our products and the size of our sales forces;

•	expansion or contraction of the levels of pipeline inventories of our products held by our customers;

•	our ability to successfully develop or acquire and launch new proprietary products;

•	changes in the level of demand for our products;

•	long-term growth of our core therapeutic categories of women’s healthcare and dermatology; and

•	price increases, which for the purposes of period-over-period comparisons, reflect the average gross selling price billed to our customers before any sales-related deductions.

Other Revenue

In 2006, we generated other revenue consisting of royalties earned on the net sales of a product sold by a third party under a license to one of our patents. During the year ended December 31, 2005 and the fiscal year ended September 30, 2004, we generated revenue from a co-promotion agreement with Bristol-Myers for DOVONEX. Under this agreement, we earned revenue based on Bristol-Myers’ net sales of the product. Under the co-promotion agreement, we did not recognize cost of goods sold and the selling and marketing expenses related to co-promotion revenue are included in our selling, general and administrative expenses. Our co-promotion revenue under this contract increased in 2005 in comparison with 2004, and was replaced by DOVONEX sales on January 1, 2006 when we acquired the exclusive U.S. sales and marketing rights to DOVONEX.

Cost of Sales (excluding amortization and impairment of intangible assets)

We currently contract with third parties to manufacture certain of our products, although we now manufacture most of our woman’s healthcare oral dose products in our facility in Fajardo, Puerto Rico. We also have supply contracts with our third-party development partners, such as LEO Pharma (DOVONEX and TACLONEX) and Faulding (DORYX). Our supply agreements with these third-party manufacturers and development partners may include minimum purchase requirements and may provide that the price we pay for the products we sell can be increased based on inflation, increased fixed costs or other factors.

For products that we manufacture (as of December 31, 2006, LOESTRIN 24 FE, FEMCON FE, ESTROSTEP, OVCON 50 and FEMRING) and package (as of December 31, 2006, DORYX, FEMHRT, OVCON 35 and DOVONEX and TACLONEX samples), our direct material costs include the costs of purchasing raw materials and packaging materials. Direct labor costs for these products consist of payroll costs (including benefits) of employees engaged in production, packaging and quality control in our manufacturing plants in Fajardo, Puerto Rico and Larne, Northern Ireland. The largely fixed indirect costs of our manufacturing plants consist of production, overhead and laboratory costs. We do not include amortization of intangible assets or impairments of intangible assets as components of cost of sales.

The main factors that influence the cost of sales as a percentage of product net sales are the terms of our supply agreements with our third party manufacturers. As of September 14, 2005 and January 1, 2006, we became the exclusive licensee of the U.S. sales and marketing rights to TACLONEX and DOVONEX, respectively, under agreements with LEO Pharma. We are obligated to pay LEO Pharma specified supply fees and royalties as a percentage of net sales (as calculated under the terms of the agreements). In addition, with respect to DOVONEX, we are obligated to pay Bristol-Myers a royalty of 5% of net sales through 2007. Our cost of sales, as a percentage of net product sales, increased beginning in 2006 as compared with prior periods as a result of the supply fees and royalties that we pay to LEO Pharma and Bristol-Myers for DOVONEX and to LEO Pharma for TACLONEX.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of all expenditures incurred in connection with the sales and marketing of our products, including our distribution and warehousing costs. The major items included in selling and marketing expenses are:

•	costs associated with employees in the field sales forces, sales force management and marketing departments, including salaries, benefits and incentive bonuses;

•	promotional and advertising costs, including samples, medical education programs and direct-to-consumer campaigns; and

•

distribution and warehousing costs reflecting the transportation and storage associated with transferring products from our manufacturing facilities to our distribution contractors and on to our customers.

Changes in selling and marketing expenses as a percentage of our revenue may be affected by a number of factors, including:

•	changes in sales volumes, as higher sales volumes enable us to spread the fixed portion of our sales and marketing expenses over higher sales;

•	changes in the mix of products we promote, as some products (such as those in launch phase, for example) require more intensive promotion than others; and

•	changes in the size and configuration of our sales forces, such as when we establish a sales force to market a new product or expand our sales forces.

General and administrative expenses consist of management salaries, benefits, incentive compensation, rent, legal and professional fees and miscellaneous administration and overhead costs.

Research and Development

Since we conduct very little early stage exploratory research, our research and development expenses comprise mainly development costs. These development costs are typically associated with:

•	developing improvements to our existing products and including new dosage forms;

•	developing new products based on compounds which have been previously shown to be safe and effective; and

•	supporting and conducting clinical trials and subsequent registration of products we develop internally or license from third parties.

Research and development costs also include payments to third-party licensors when products that we have licensed reach milestones. Milestone payments are recognized as expenses, unless they meet the criteria of an intangible asset, in which case they are capitalized and amortized over their useful lives.

The aggregate level of our research and development expense in any period is related to the number of products in development and the stage of their development process. Development costs for any particular product may increase progressively during the development process, with Phase III clinical trials accounting for a significant part of the total development costs of a product.

Depreciation and Amortization

Depreciation costs relate to the depreciation of property, plant and equipment and are included in our statement of operations, primarily in cost of sales. Depreciation is calculated on a straight-line basis over the expected useful life of each class of asset. No depreciation is charged on land.

Amortization costs relate to the amortization of identified intangible assets, which consist primarily of intellectual property rights. Amortization is calculated on either an accelerated or a straight-line basis, over the expected useful life of the asset, with identifiable assets assessed individually. Patents and other intellectual property rights are amortized over periods not exceeding 15 years. We periodically review the amortization schedules for intangible assets to ensure that the methods employed and the amortization rates being used are consistent with our then current forecasts of future product cash flows. Where appropriate, we make adjustments to the remaining amortization.

Interest Income and Interest Expense

Interest income consists primarily of interest income earned on our cash balances. Interest expense consists of interest on outstanding indebtedness, amortization of deferred financing costs and the write-off of deferred financing costs related to the early prepayment of debt.

Provision/(Benefit) For Income Taxes

Provision (benefit) for income taxes consists of current corporation tax expense, deferred tax expense and any other accrued tax expense. For periods prior to December 31, 2004, our parent was a United Kingdom company and our composite tax rate reflected the rates in four tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland and Puerto Rico. In connection with the Acquisition, we reorganized and have a Bermudian parent company and substantial operations in Puerto Rico and the United States. We have a tax agreement with the Puerto Rican tax authorities whereby our earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2% income tax for a period of 15 years beginning in 2004. Consequently, we expect our effective tax rate for periods after the Acquisition to be substantially lower than the rates for the Predecessor in periods prior to the Acquisition. Currently, the Internal Revenue Service is auditing our U.S. tax returns for the fiscal years ended September 30, 2004 and 2003 and the tax return for the partial period October 1, 2004 through January 17, 2005. Additionally, the United Kingdom’s Inland Revenue is auditing certain U.K. tax returns for the fiscal years ended September 30, 2001 through September 30, 2004.

Operating Results for the years ended December 31, 2006 and 2005

The following are the significant events that occurred during the year ended December 31, 2006:

•	On January 1, 2006 we purchased the rights to exclusively market and sell DOVONEX in the United States from Bristol-Myers;

•	TACLONEX and LOESTRIN 24 FE were approved by the FDA and we began commercial sales of the products in March in preparation for the launch of our promotional efforts in April 2006;

•	We borrowed $240.0 million under our delayed-draw term loan facility to fund the acquisition of the DOVONEX marketing rights and the final TACLONEX milestone payment;

•	We entered into additional interest rate swap contracts to effectively cap our interest costs on $375.0 million of our variable rate debt;

•	We initiated a patent infringement lawsuit against Watson to protect intellectual property rights surrounding our patent covering 24 day active dosing of oral contraceptives;

•

We received three Paragraph IV certification letters from pharmaceutical companies seeking FDA approval to market generic versions of DOVONEX solution prior to the expiration of the later to expire of two patents listed in the FDA’s Orange Book and we elected not to initiate any patent infringement lawsuits against the certifying companies;

•	On September 20, 2006, we completed an IPO of 70,600,000 of our Class A common shares at a price of $15.00 per share, raising proceeds of $1,059.0 million before fees and expenses;

•	We made optional prepayments of $405.0 million of indebtedness under our senior secured credit facility in September 2006 and $210.0 million of our Notes in October 2006 from a portion of our IPO;

•	All of the outstanding Preferred Shares of our wholly-owned subsidiary were either converted into Class A common shares or redeemed for cash at the time of our IPO;

•	All of our Class L common shares were converted into Class A common shares at the time of our IPO;

•	In November 2006, we introduced FEMCON FE, the first and only birth control pill that offers women the convenience of chewing or swallowing their daily tablet;

•

On November 7, 2006, we settled our patent infringement litigation against Berlex and Schering AG in connection with their marketing and sale of the 24 day oral contraceptive Yaz®. Under the terms of the settlement, we will receive payments from them based on their net sales of Yaz®;

•	We made an optional prepayment of $50.0 million of our indebtedness under our senior secured credit facility in late December 2006; and

•	Our revenue for the year ended December 31, 2006 was $754.5 million and our net loss was $153.5 million.

Impact of the IPO

Our IPO, which priced on September 20, 2006, significantly impacted our financial position as of December 31, 2006 and our results of operations for the year ended December 31, 2006. The following information highlights the impact of our IPO on our financial position and results of operations:

Financial Position:

Year Ended December 31, 2006
Increase in cash and cash equivalents	$12.7
(Decrease) in other current assets	(1.2)
(Decrease) in other non current assets	(18.7)

Net (decrease) in total assets	$(7.2)

(Decrease) in long-term debt	$(615.0)
(Decrease) in preferred stock in subsidiary	(462.2)
Increase in shareholders’ equity, net	1,070.0

Net (decrease) in liabilities and shareholders’ equity	$(7.2)

Results of operations for year ended December 31, 2006:

Year Ended December 31, 2006
Expenses for stock-based compensation directly related to the IPO (see below)	$14.7
Expense for buyout of Sponsors’ advisory and monitoring agreement	27.4

Total included in general and administrative expenses	$42.1

Expense from write-off of deferred loan costs	$18.7
Premium related to the prepayment of our Notes	18.4

Total included in interest expense	$37.1

Stock-based compensation in connection with the IPO

At the time of our IPO, our board of directors granted equity-based incentives to our employees and approved a change to the vesting criteria with respect to previously granted restricted shares as described below.

The equity-based incentives included: (i) grants of 892,638 shares of unrestricted Class A common shares to certain members of senior management ($13.4 million of one-time compensation expense) and (ii) grants of 237,175 shares of restricted Class A common shares and options to purchase 1,164,629 Class A common shares to employees, which will vest over four years and result in expenses being recognized over the vesting period. The grants were made under our 2005 Equity Incentive Plan, as amended.

During 2005 we granted 1,642,441 restricted Class A common shares to employees that were to vest based on certain of our investors obtaining returns on their investment of more than 250%. The vesting terms were amended such that these shares became fully vested at the time of our IPO, which resulted in the acceleration of the unamortized compensation expense associated with such shares ($1.3 million of one-time compensation expense).

DOVONEX and TACLONEX Transactions

The acquisition of the rights to DOVONEX and the FDA approval of TACLONEX during year ended December 31, 2006 had a significant impact on our operating results when compared with our results for prior year periods. The launch of TACLONEX, together with the acquisition of DOVONEX, is expected to impact our operating results for the foreseeable future.

During 2005, we promoted DOVONEX in the United States under a co-promotion agreement with Bristol-Myers and recorded amounts earned from this activity as “Other revenue.” Under the agreement, we promoted DOVONEX and earned revenue based on Bristol-Myers net sales (as defined in the agreement) of the product. On January 1, 2006, we acquired the exclusive U.S. sales and marketing rights to DOVONEX from Bristol-Myers and their inventories of DOVONEX products for a purchase price of $205.2 million, plus a 5% royalty on net sales of DOVONEX through 2007. The total purchase price was allocated based on the fair values of inventory ($6.7 million) and intangible assets ($198.5 million), which have a useful life of 15 years. We funded the purchase of the Dovonex rights by borrowing $200.0 million under the delayed draw portion of our senior secured credit facility. On January 1, 2006, our license and supply agreement with LEO Pharma for DOVONEX became effective and our co-promotion agreement with Bristol-Myers was terminated. Our acquisition of the U.S. sales and marketing rights to DOVONEX did not require any significant launch costs or an increase in the size of our sales forces as we had been promoting DOVONEX since 2003. Under the LEO Pharma license and supply agreement, we will pay LEO Pharma a supply fee for DOVONEX equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty to LEO Pharma would be reduced to 5% if a generic equivalent of DOVONEX is introduced.

On January 9, 2006, the FDA approved LEO Pharma’s NDA for TACLONEX. Under our agreements with LEO Pharma, on February 6, 2006 we paid LEO Pharma a final milestone payment of $40.0 million. This amount is classified as an intangible asset (as a component of the DOVONEX / TACLONEX product family) with a useful life of 15 years. Under the terms of a license and supply agreement with LEO Pharma, we will pay a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales of TACLONEX (each as calculated under the terms of the agreement).

Our cost of sales as a percentage of product net sales is considerably higher in 2006 as compared with 2005 as a result of the agreements related to DOVONEX and TACLONEX. In addition, we incurred significant launch costs beginning in the second quarter of 2006 when we began active promotion of TACLONEX.

Revenue

The following table sets forth our revenue for the years ended December 31, 2006 and 2005, with the corresponding percent change:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2006	2005	Dollars	Percent
Oral Contraception
OVCON 35/50 (“OVCON”)	$73.8	$90.2	$(16.4)	(18.1%)
ESTROSTEP FE	103.0	81.3	21.7	26.7%
FEMCON FE	7.5	—	7.5	100%
LOESTRIN 24 FE	44.2	—	44.2	100%

Total	$228.5	$171.5	$57.0	33.3%

Hormone Therapy
ESTRACE Cream	$65.8	$53.9	$11.9	22.1%
FEMHRT	58.7	61.2	(2.5)	(4.0%)
FEMRING	11.3	10.7	0.6	5.4%
ESTRACE Tablets	7.6	9.2	(1.6)	(17.6%)
FEMTRACE	3.3	2.4	0.9	36.3%

Total	$146.7	$137.4	$9.3	6.8%

Dermatology
DORYX	$102.4	$95.8	$6.6	6.9%
DOVONEX	146.9	—	146.9	100%
TACLONEX	60.1	—	60.1	100%

Total	$309.4	$95.8	$213.6	223.0%

PMDD
SARAFEM	$37.9	$41.6	$(3.7)	(8.8%)

Other Product Sales
Other	8.6	23.5	(14.9)	(64.0%)
Contract manufacturing	20.8	24.5	(3.7)	(15.1%)

Total Product Net Sales	$751.9	$494.3	$257.6	52.1%

Other Revenue
Other non product revenue	2.6	21.0	(18.4)	(88.0%)

Total Revenue	$754.5	$515.3	$239.2	46.4%

Revenue in the year ended December 31, 2006 totaled $754.5 million, an increase of $239.2 million or 46.4% over 2005. The January 1, 2006 acquisition of DOVONEX was a significant factor, accounting for $125.9 million of the increase in total revenue. In 2005, we earned $21.0 million in co-promotion revenue for DOVONEX from Bristol-Myers. Also contributing to the increase in revenue were three new products introduced in 2006, TACLONEX, LOESTRIN 24 FE and FEMCON FE, which together contributed $111.8 million of growth for the year ended December 31, 2006.

In the first quarter of 2005 we entered into distribution agreements with two of our major customers. During the period from April 1 through December 31, 2005, these distributors reduced their investment in inventories of our products, which had the effect of reducing our net sales during that period. We believe the pipeline inventories of our products as of December 31, 2005 were reduced to a level such that the majority of the net sales impact from the two agreements was realized in 2005. We estimate that the contraction of these distributors’ pipeline inventory reduced our net sales by approximately $18.1 million in the year ended December 31, 2005.

In February 2006, we obtained FDA approval of our oral contraceptive, LOESTRIN 24 FE, and began commercial sales of the product in March 2006. In April 2006, LOESTRIN 24 FE became our top priority among our oral contraceptive brands. LOESTRIN 24 FE had captured a 3% share of new prescriptions in the hormonal contraceptive market in the month of December 2006 and generated net sales in the year ended December 31, 2006 totaling $44.2 million. During the period from July 2005 through the launch of LOESTRIN 24 FE, ESTROSTEP FE was the primary focus of our promotional efforts in oral contraception, which resulted in strong growth in demand in the second half of 2005 and continuing into the first half of 2006. The 26.7% increase in ESTROSTEP FE net sales in the year ended December 31, 2006 compared with 2005 was driven by an estimated 17% growth in filled prescriptions (a proxy for unit growth) combined with the impact of selling prices which, on average, were approximately 12% higher during 2006 compared with 2005. OVCON net sales decreased 18.1% in the year ended December 31, 2006, primarily due to a decline in filled prescriptions of OVCON 35 of approximately 18% versus the prior year due to the launch of a generic version of OVCON 35 in the fourth quarter of 2006. We expect our sales of OVCON 35 to continue to decline due to the generic competition. Average prices for OVCON 35 during 2006 were approximately 9% higher than in 2005. Offsetting some of the decline in OVCON sales was the introduction of FEMCON FE in the fourth quarter of 2006, which is the first and only birth control pill that offers women the convenience of chewing or swallowing their daily tablet. FEMCON FE will become a top sales priority for our Chilcott Labs sales force in 2007. The Company recognized revenues of $7.5 million in 2006 for FEMCON FE, which included some initial stocking for the product.

The sales of our hormone therapy products have been affected by the general decline in the hormone therapy markets that began in July 2002 following the NIH’s early termination of a large-scale clinical trial, which was part of the Women’s Health Initiative and examined the long-term effects of combined estrogen and progestogen therapy in post-menopausal women. The decline in the hormone therapy markets has slowed and we launched new products (FEMTRACE and a lower dose of FEMHRT) to improve our position in this segment. Sales of our hormone therapy products increased $9.3 million, or 6.8%, in the year ended December 31, 2006, compared with the prior year period. Net sales of ESTRACE Cream accounted for $11.9 million of the increase. We believe that net sales of ESTRACE Cream in the year ended December 31, 2005 were reduced due to contractions in the level of pipeline inventories held by our customers during this period. Average selling prices for ESTRACE Cream during the year ended December 31, 2006 were up approximately 4% in comparison with 2005.

In dermatology, sales of DORYX increased $6.6 million, or 6.9%, in the year ended December 31, 2006, compared with the prior year. The increase in net sales was the result of higher pricing and a contraction of pipeline inventory levels in the prior year. DORYX prescriptions, which had been in modest decline in the first half of 2005, returned to growth in the second half of 2005 due to the impact of the specialty sales force and the introduction, in September 2005, of the new delayed-release tablet form of the product. Filled prescriptions for DORYX in the year ended December 31, 2006 were essentially flat compared with the prior year but have softened during the second half of 2006 as promotional emphasis shifted to TACLONEX in the second half of 2006. Price levels in effect for DORYX during the year ended December 31, 2006 compared with the prior year contributed to the increase in net sales.

On January 1, 2006, we acquired the product rights to DOVONEX from Bristol-Myers and in March 2006 we began commercial shipments of TACLONEX. The addition of these two products to our dermatology portfolio added $186.0 million to our revenue in the year ended December 31, 2006, compared with the prior year. In 2005 we promoted DOVONEX for Bristol-Myers and earned $21.0 million of co-promotion revenue in the year ended December 31, 2005.

SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), had sales of $37.9 million in the year ended December 31, 2006, compared with $41.6 million in the prior year. The decrease is attributable to sharp declines in overall prescription demand of approximately 28.7% offset slightly by price increases of approximately 11% in the year ended December 31, 2006, compared with the prior year. We believe that SARAFEM, which is patent protected until May 2008, is facing significant indirect competition from generic fluoxetine, the active ingredient in SARAFEM.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. The decline in contract manufacturing revenue in the year ended December 31, 2006 relative to the prior year period is primarily due to the discontinuation of manufacturing of all but one product for Pfizer. Effective July 1, 2006, we signed an amendment to our supply agreement to continue producing Dilantin for Pfizer for three years with two one-year extensions at Pfizer’s option.

In 2006, we generated $2.6 million of revenue consisting of royalties earned on the net sales of a product sold by a third party under a license to one of our patents. In 2005, we generated $21.0 million of revenue from a co-promotion agreement with Bristol-Myers for DOVONEX.

Cost of Sales (excluding amortization and impairment of intangible assets)

Cost of sales increased $56.6 million in the year ended December 31, 2006 compared with the same period in 2005 primarily due to the 52.1% increase in product net sales. Net sales of DOVONEX, acquired January 1, 2006, and the launch of TACLONEX accounted for a significant portion of the increase in product net sales and an even larger portion of the increase in cost of sales in the year. The cost of sales for DOVONEX and TACLONEX (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of product net sales, are significantly higher than the costs for our other products. Cost of sales as a percentage of product net sales increased to 20.2% in the year ended December 31, 2006 from 19.3% in the year ended December 31, 2005. Cost of sales in the year ended December 31, 2006 and 2005 included $1.5 million and $22.4 million, respectively, representing the increased values of inventory recorded through the allocation of acquisition purchase prices and flowing through cost of sales in the periods. Excluding the impact of these items, our adjusted cost of sales for the year ended December 31, 2006 increased $77.5 million over the prior year period. The addition of DOVONEX and TACLONEX net sales were the principal factors generating the increase in adjusted cost of sales dollars and the increase in the adjusted cost of sales percentage.

The table below shows the calculation of cost of sales, adjusted cost of sales, cost of sales percentage and adjusted cost of sales percentage for the years ended December 31, 2006 and 2005:

(dollars in millions)	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	Percent Change
Product net sales	$751.9	$494.3	$257.6	52.1%

Cost of sales (excluding amortization and impairment), as reported	151.8	95.2	56.6	59.4%

Cost of sales percentage	20.2%	19.3%

Cost of sales (excluding amortization and impairment), as reported	151.8	95.2	56.6	59.4%

Less inventory step up	1.5	22.4	(20.9)	(93.4)%

Adjusted cost of sales (excluding amortization and impairment)	150.3	72.8	77.5	106.3%

Adjusted cost of sales percentage	20.0%	14.7%

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the year ended December 31, 2006 increased $91.2 million, or 56.1%, from $162.7 million in 2005. The increase was mainly due to the IPO related expenses incurred during the year as well as the initiation of promotional activities in support of the launches of LOESTRIN 24 FE and TACLONEX. Included in SG&A in the year ended December 31, 2006 were $14.7 million of one-time stock compensation expense from the impact of the unrestricted shares granted to senior management at the time of the IPO and the acceleration of the vesting of certain restricted shares granted in 2005. The year ended December 31, 2006 also included a $27.4 million buyout of our Sponsors’ advisory and monitoring agreement and an increase in legal and other consulting fees. We incurred significant advertising and promotional expenses during the year ended December 31, 2006 in support of the launches of LOESTRIN 24 FE and TACLONEX, including two waves of direct to consumer advertising for LOESTRIN 24 FE at a cost of $16.6 million. Due to the success of the 2006 LOESTRIN 24 FE direct to consumer campaigns, we intend to use direct to consumer advertising for both LOESTRIN 24 FE and FEMCON FE in 2007. Additionally during the first quarter of 2007 we will add approximately 75 territories to our field sales forces to support the initiation of promotional activities for FEMCON FE. Included in SG&A in the year ended December 31, 2005 were $7.8 million of general and administrative costs incurred in connection with the closing of the acquisition in January 2005, which were mainly employee retention compensation costs.

The Company’s SG&A expenses were comprised of the following during the periods presented:

(dollars in millions)	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	Percent Change
Advertising and Promotion	$72.0	$41.0	$31.0	75.4%
Selling and Distribution	75.8	67.9	7.9	11.6%
General, Administrative and Other	106.1	53.8	52.3	97.6%

Total	$253.9	$162.7	$91.2	56.1%

Research and Development (“R&D”)

Investment in R&D totaled $26.8 million in the year ended December 31, 2006 compared with $58.6 million in the prior year period. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products based on compounds which have been previously shown to be safe and effective. R&D expense for the year ended December 31, 2006 included $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO Pharma. R&D expense in the year ended December 31, 2005 included $37.0 million representing our costs to acquire the rights to a line extension of TACLONEX and other product rights from LEO Pharma. Excluding product rights costs from both the 2006 and 2005 periods, R&D expense increased $2.2 million in the year ended December 31, 2006 compared to the prior year period.

Amortization of intangible assets

Aggregate amortization expense related to intangible assets was $253.4 million and $272.3 million (including $38.9 million related to impairment) in the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 we increased the rate of amortization of our ESTROSTEP FE and FEMHRT product family intangible assets as a result of changes in our forecast of future cash flows for each product. The changes in amortization rates increased our 2006 amortization expense by $20.7 million.

Acquired In-process Research and Development

We allocated $280.7 million of the purchase price paid to complete the Acquisition to the fair value of three product development projects that, as of the Acquisition date, were not approved by the FDA for promotion and sale in the U.S. and had no alternative future use (in-process research and development or “IPR&D”). This amount was expensed in the first quarter of 2005 and is included in our consolidated statement of operations for the year ended December 31, 2005. There were no such costs recognized in the year ended December 31, 2006.

We had intended to submit an NDA for an oral contraceptive, WC 2060, in 2006, but based on discussions with the FDA have concluded that an additional clinical study would be necessary to support the application. Consequently, we have decided not to proceed with this project.

TACLONEX and LOESTRIN 24 FE were approved by the FDA in January and February of 2006, respectively, and began generating revenue in the first quarter of 2006. The timing of the approvals was generally in line with the assumptions made in estimating the value of the acquired IPR&D for these two product development projects.

Transaction Costs

During the year ended December 31, 2005 we incurred $36.0 million of expenses representing mainly (1) fees related to bridge financing necessary to complete the Acquisition and (2) the net cost of contracts purchased to hedge movements in the U.S. dollar versus the British pound sterling during the period leading up to the closing of the Acquisition. These costs were directly related to the Acquisition but were not considered part of the purchase price. These costs are shown in a separate line item in our consolidated statement of operations. There were no such costs recognized in the year ended December 31, 2006.

Interest Income and Interest Expense (“Net interest expense”)

Net interest expense for the year ended December 31, 2006 was $207.0 million, an increase of $59.1 million from $147.9 million in the prior year period. The increase in interest expense in 2006 was primarily due to: (1) additional borrowings on the senior secured credit facility of $240.0 million used to fund the purchase of DOVONEX and the final milestone payment for TACLONEX to LEO Pharma, (2) the write-off of $19.8 million of deferred financing costs related to our optional prepayments of debt, (3) the prepayment premium of $18.4 million for the optional prepayment of $210.0 million of our Notes and (4) an increase in interest rates on our un-hedged variable rate debt. As a result of the reduction in total indebtedness from our IPO proceeds and cash generated from operating activities projected for 2007, we expect 2007 net interest expense to decline significantly compared to 2006.

Accretion on Preferred Stock in Subsidiary

Total accretion on the Preferred Shares for the year ended December 31, 2006 was $26.2 million compared to $31.5 million in the prior year. The Preferred Shares were all redeemed or converted to Class A common shares in conjunction with the IPO in September 2006. Therefore there will be no future accretion on the Preferred Shares.

Provision/(Benefit) for Income Taxes

The Company is a Bermudian holding company with operating subsidiaries in the United States, Puerto Rico, Ireland and the United Kingdom. The Company’s has an agreement with the Puerto Rican tax authorities whereby the Company’s earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2.0% tax.

The Company’s effective tax rate for the year ended December 31, 2006 was (6.8%) versus (2.3%) in the year ended December 31, 2005. The decrease in the effective tax rate from the prior year was due primarily to the expense mix of the 2006 IPO costs amongst the various jurisdictions. Additionally, the 2005 effective tax rate was unfavorably impacted by the Acquisition. In connection with the Acquisition, the effective tax rate was unfavorably impacted by non-deductible transaction costs and non-deductible acquired in-process research and development costs.

The valuation allowance for deferred tax assets of $17.8 million and $12.1 million at December 31, 2006 and 2005, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The Company expects to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on its Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. Amounts related to tax contingencies that management has assessed as probable and estimable have been appropriately recorded. Potential liabilities arising from tax audit issues are recorded based on our estimate of whether, and the extent to which, additional taxes may be due. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.

Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. This is due to such earnings being permanently reinvested, the investments being essentially permanent in duration, or the Company concluding that no additional tax liability will arise as a result of distribution of such earnings. If any of these subsidiaries make distributions or are disposed of, a liability could arise. It is not practicable for the Company to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

In March 2007, we filed an application with the Internal Revenue Service (“IRS”) under its advanced pricing program. The advanced pricing program is designed to provide a forum for taxpayers and the IRS to discuss potential transfer pricing issues in a principled, cooperative manner as an alternative to a retrospective audit process. Our application proposes transfer pricing methods that would be applied to certain Company transactions from 2006 through 2010. This would provide the Company with greater certainty in these areas. We are at an early stage of this process and thus we cannot predict whether an agreement will be reached with the IRS.

Net Income/(Loss)

Due to the factors described above, we reported net losses of $153.5 million and $556.6 million in the years ended December 31, 2006 and 2005, respectively.

Operating Results for the Year Ended December 31, 2005 (Successor) Compared to the Fiscal Year Ended September 30, 2004 (Predecessor)

The Predecessor operated and reported using a fiscal year ending on September 30. After the acquisition of the Predecessor, we changed our fiscal year to a calendar year.

During the year ended December 31, 2005, we recorded a number of expenses directly related to the closing of the Acquisition including $36.0 million of transaction related expenses, $7.8 million of incremental operating expenses resulting from the Acquisition that are included in selling, general and administrative expense, $280.7 million representing the write-off of the estimated fair value of acquired in-process research and development projects and $22.4 million representing the increased value of our opening inventory recorded through the allocation of the Acquisition purchase price and reflected in cost of sales during the period.

Included in the Predecessor’s results for the fiscal year ended September 30, 2004 were $26.3 million of revenue and $24.5 million of profit before taxes from sales of certain LOESTRIN brand oral contraceptive products in the United States and Canada. We sold the U.S. and Canadian rights to two LOESTRIN products to Barr on March 24, 2004. The LOESTRIN revenue and profits were not classified as discontinued operations as the Company continues to supply Barr with its requirements of LOESTRIN product. Revenue from the sale of LOESTRIN products to Barr is included in net sales.

Revenue

The following table sets forth our revenue for the year ended December 31, 2005 (Successor) and the fiscal year ended September 30, 2004 (Predecessor) with the changes over the prior year period:

	Successor	Predecessor
	Year Ended December 31, 2005	Fiscal Year Ended September 30, 2004	Increase / (Decrease)
(dollars in millions)			Dollars	Percent
Oral Contraceptives
OVCON	$90.2	$71.5	$18.7	26.1%
ESTROSTEP	81.3	61.7	19.6	31.8%
LOESTRIN (United States and Canada)	—	26.3	(26.3)	n.m.

Total	$171.5	$159.5	$12.0	7.5%

Hormone Therapy
ESTRACE Cream	53.9	58.1	(4.2)	(7.3)%
FEMHRT	61.2	70.5	(9.3)	(13.3)%
FEMRING	10.7	8.3	2.4	28.4%
ESTRACE Tablets	9.2	14.7	(5.5)	(37.4)%
FEMTRACE	2.4	—	2.4	n.m.

Total	$137.4	$151.6	$(14.2)	(9.5)%

Dermatology
DORYX	$95.8	$69.5	$26.3	37.9%

PMDD
SARAFEM	41.6	59.5	(17.9)	(30.1)%

Other Product Sales
Other products	23.5	34.0	(10.5)	(30.6)%
Contract manufacturing	24.5	8.3	16.2	195.3%

Total Product Net Sales	$494.3	$482.4	$11.9	2.5%

Other Revenue
DOVONEX co-promotion	21.0	7.8	13.2	169.2%

Total Revenue	$515.3	$490.2	$25.1	5.1%

Revenue in the year ended December 31, 2005 was $515.3 million, an increase of 5.1% over the fiscal year ended September 30, 2004. Excluding the non-strategic and low margin contract manufacturing revenue and the $26.3 million in sales of the divested LOESTRIN products in the 2004 period, our revenue growth was 7.7%.

We sell our products through distributors and wholesalers, and directly to certain national retail drug and grocery store chains and selected mass merchants. Several of our largest customers have moved to so-called “fee for service” business models. Under the fee for service model, we pay these customers a fee for distributing our products to retailers. The former model relied heavily on speculative buying in advance of price increases and profits on resale to generate the distributors’ profits and they had economic incentives to hold more inventory than needed to serve their customers’ demands. As a result of the move to the fee for service model, distributors’ incentives for holding excess inventory, what we call pipeline inventory, are eliminated. We believe that over the longer term, the change to fee for service distribution models will benefit us in several significant ways. First, our reported net sales will more closely correlate with consumer demand for our products. Second, as part of the agreements we obtain visibility into our distributors’ inventories, which will improve our ability to accurately forecast sales. Finally, when we are able to increase prices on our products, the immediate benefits of those price increases will accrue to us.

In the quarter ended March 31, 2005, we entered into new distribution agreements with two of our major customers. Beginning in the second quarter of 2005, these distributors substantially reduced their investment in inventories of our products. We estimate that the contraction of these distributors’ pipeline inventory reduced our net sales by approximately $18.1 million in the year ended December 31, 2005. The products most affected by the new distribution agreements were OVCON, ESTRACE Cream and ESTRACE Tablets. We believe the pipeline inventories of our products as of December 31, 2005 were reduced to a level such that the majority of the net sales impact from the two agreements has been realized.

Our oral contraceptive products, OVCON and ESTROSTEP, were the primary focus of our sales forces beginning in early 2004 and that promotional effort produced strong growth in prescription demand for both products. OVCON revenue growth of 26.1% for the year ended December 31, 2005 versus the prior fiscal year was driven primarily by growth in filled prescriptions (a proxy for unit growth) combined with the impact of price increases of approximately 11%. The 31.8% growth of ESTROSTEP FE sales in 2005 over the prior year was driven by a combination of strong growth in filled prescriptions and the impact of price increases of approximately 11%. We believe that the sales growth rates of both OVCON and ESTROSTEP FE in comparison with the prior year period was reduced due to the contraction of pipeline inventories for the products during the 2005 period relative to 2004.

Sales of our HT products continue to be affected by the general decline in the HT markets that began in July 2002 following the NIH’s early termination of the E&P Arm of the WHI Study. The market decline has slowed, but during 2005 we decreased our promotional emphasis on HT products in favor of products with greater market potential, especially our oral contraceptives. Our HT product sales decreased $14.2 million, or 9.5%, in 2005 compared with the prior year. Despite decreased promotion, unit demand for ESTRACE Cream (measured by filled prescriptions) was relatively flat during calendar 2005 compared with fiscal 2004. We believe that the decrease in our net sales of ESTRACE Cream is attributable to a contraction in the level of pipeline inventories held by our customers during the 2005 periods relative to fiscal 2004. We do not actively promote ESTRACE Tablets as the product faces significant generic competition. Filled prescriptions for ESTRACE Tablets continue to decline at a predictable rate and we have taken aggressive price increases (approximately 32%) to offset a portion of that decline. We launched FEMTRACE, an estrogen therapy product, in November 2005.

In dermatology, sales of our oral antibiotic DORYX increased $26.3 million, or 37.9%, in 2005 in comparison with the prior fiscal year. Market demand for DORYX (as measured by filled prescriptions) increased modestly in 2005 versus the prior fiscal year. The increase in DORYX sales in 2005 was due to price increases of approximately 32%, the launch of DORYX delayed-release tablets in the third quarter of 2005, a permanent expansion in pipeline inventory caused by an increase in the DORYX package size from 50 to 100 tablets per bottle and the realignment of our sales forces completed on July 1, 2005 that resulted in our having a specialty sales force focused specifically on dermatologists.

For the year ended December 31, 2005, we recorded revenue of $21.0 million relating to our co-promotion with Bristol-Myers for DOVONEX compared with $7.8 million in fiscal year 2004. We were compensated at a higher rate, as a percentage of DOVONEX net sales, under the agreement in 2005 compared to the prior fiscal year.

SARAFEM, our product used to treat PMDD, had sales of $41.6 million in 2005, compared with $59.5 million in 2004. The decreased sales of SARAFEM in comparison with the prior year period was a result of sharp declines in overall prescription demand offset by contractions of pipeline inventories in the prior year period and the impact of price increases of approximately 17%. We believe that SARAFEM, which is patent protected until May 2008, is facing significant indirect competition from generic fluoxetine, the active ingredient in SARAFEM and branded SSRIs that are increasingly targeting the PMDD market.

In 2005, we recorded revenues of $24.5 million from contract manufacturing activities in our facility in Fajardo, Puerto Rico compared to $8.3 million in fiscal year 2004. The Fajardo facility was purchased in May 2004.

Cost of Sales (excluding amortization and impairment of intangible assets)

Reported cost of sales increased $41.7 million to $95.2 million in 2005 from $53.5 million in the prior fiscal year. The reported cost of sales as a percentage of product net sales in 2005 was 19.3% compared to 11.1% in the prior fiscal year. Inventory step up included in cost of sales in 2005 of $22.4 million represents the increased value of our opening inventory recorded through the allocation of the Acquisition purchase price. Excluding the impact of the increased value of our opening inventory, our adjusted cost of sales increased $19.3 million or 36.2% over the prior year period and the cost of sales percentage, similarly adjusted, increased from 11.1% in the prior fiscal year to 14.7% in the year ended December 31, 2005. Significant items contributing to the increase in the adjusted cost of sales percentage were higher contract manufacturing sales, an increase in the unit cost of OVCON 35 under our supply agreement with Barr as compared with the prior supply agreement with Bristol-Myers and the elimination of high-margin LOESTRIN sales in 2005 (sold to Barr in March 2004).

	Successor	Predecessor
	Year Ended December 31, 2005	Fiscal Year Ended September 30, 2004	Increase/ (Decrease)
(dollars in millions)			Dollars	Percent
Product net sales	$494.3	$482.4	$11.9	2.5%

Cost of sales (excluding amortization and impairment), as reported	95.2	53.5	41.7	78.0%

Cost of sales percentage	19.3%	11.1%

Cost of sales (excluding amortization and impairment), as reported	95.2	$53.5	$41.7	78.0%
Less: inventory step up	22.4	—	22.4	n.m.

Adjusted cost of sales (excluding amortization and impairment)	$72.8	$53.5	$19.3	36.2%

Adjusted cost of sales percentage	14.7%	11.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2005 were $162.7 million, an increase of $16.5 million, or 11.3%, from $146.2 million in 2004. This increase included operating costs totaling $7.8 million that we incurred during the period in connection with the closing of the Acquisition in January 2005. These costs were mainly employee retention compensation and fees for outside services. Also included in SG&A in 2005 are $4.9 million of management fees to the Company’s equity sponsor group and $6.5 million of non-cash expenses associated with the new share-based compensation plans put in place in connection with the closing of the Acquisition. SG&A expenses for the year ended September 30, 2004 included $3.2 million of costs for professional fees related to the Acquisition and $2.2 million of non-cash expenses from the Predecessor’s share-based compensation plan. Excluding these costs for both periods, SG&A increased $2.6 million due to an increase in the size of our sales forces offset by decreased advertising and product promotional expenses and a decrease in general and administrative expenses following the consolidation of certain activities from the Predecessor’s U.K. headquarters into our Rockaway, New Jersey location.

Our selling, general and administrative expenses are comprised of the following:

	Successor	Predecessor
	Year Ended December 31, 2005	Fiscal Year Ended September 30, 2004	Increase/ (Decrease)
(dollars in millions)			Dollars	Percent
Advertising and Promotion	$41.0	$49.0	$(8.0)	(16.2)%
Selling and Distribution	67.9	55.1	12.8	23.3%
General, Administrative and Other	53.8	42.1	11.7	27.3%

Total	$162.7	$146.2	$16.5	11.3%

Research and Development

Our investment in research and development expenses totaled $58.6 million in 2005 compared with $26.6 million in the prior fiscal year. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective. Included in 2005 was $37.0 million representing our initial costs to acquire the rights to a line extension of TACLONEX and other product rights from LEO Pharma. Excluding the $37.0 million, our investment in research and development decreased $4.9 million compared with fiscal 2004.

Amortization of intangible assets

Amortization expense in 2005 was $233.5 million, which represents a significant increase from the prior year. This increase is due to the increased carrying value of the Company’s definite-lived intangible assets recorded in connection with the Acquisition.

Impairment of Intangible Assets

During the quarter ended December 31, 2005, the market performance of two of our non-core products, SARAFEM and DURICEF, deteriorated triggering the need for impairment review of the recoverability of the associated intangible assets. Our promotional efforts for SARAFEM in the first half of 2005 were unsuccessful in arresting the decline of the brand, which faced new competitors in the PMDD segment and, we believe, lost prescriptions to generic fluoxetine. In 2005, we substantially reduced our promotion of SARAFEM. DURICEF encountered generic competition in 2005, an event that had been anticipated, but the erosion of prescriptions to the generic versions was more rapid than had been expected. Based on these events, we developed undiscounted cash flow forecasts for each of the products to evaluate the carrying value of the associated definite-lived intangible assets relative to their fair value. We estimated the fair value of the products using a discounted cash flow analysis. The fair value was compared to the carrying value and the differences were recorded as impairment charges for the quarter ended December 31, 2005 as follows:

Product (dollars in millions)
SARAFEM	$11.8
DURICEF	27.1

Total	$38.9

This non-cash expense is included in the statement of operations for the year ended December 31, 2005.

Acquired In-process Research and Development

We allocated $280.7 million, which represents a significant increase from the prior year, of the purchase price paid to complete the Acquisition to acquired IPR&D. This amount was expensed during in the first calendar quarter of 2005 and is included in the Company’s consolidated statement of operations for the year ended December 31, 2005.

Transaction Costs

During the year ended December 31, 2005 we incurred $36.0 million of expenses representing mainly (1) fees related to bridge financing necessary to complete the Acquisition and (2) the net cost of contracts purchased to hedge movements in the U.S. dollar versus the British pound sterling during the period leading up to the closing of the Acquisition. These costs were directly related to the Acquisition but were not considered part of the purchase price. These costs are shown in a separate line item in our statement of operations.

Interest Income and Interest Expense

Net interest expense in 2005 was $147.9 million, an increase of $138.6 million from $9.3 million in the prior fiscal year. The increase is the result of increased debt service relating to the Company borrowing $1,400.0 million under bank term credit facilities, issuing $600.0 million of 8.75% Notes and borrowing varying amounts under a revolving credit facility to fund the Acquisition in January 2005.

Accretion on Preferred Stock in Subsidiary

Total accretion on the Preferred Shares of Warner Chilcott Holdings Company II, Limited for the year ended December 31, 2005 was $31.5 million. The Preferred Shares were issued in January 2005; accordingly, there was no accretion on preferred stock in subsidiary recorded for periods prior to January 2005.

Provision/(Benefit) for Income Taxes

The Company’s effective tax rate for the year ended December 31, 2005 was (2.3%) versus 29.4% in the fiscal year ended September 30, 2004. The decrease in the effective tax rate from the prior year period was due primarily to the Company’s agreement with the Puerto Rican tax authorities whereby the Company’s earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2.0% tax. Additionally, the effective tax rate is impacted by the Company’s organization and structure resulting from the Acquisition. The Company is a Bermudan holding company with significant operating subsidiaries in the United States, Puerto Rico, Ireland and the United Kingdom. The Predecessor was a U.K. domiciled entity. In connection with the Acquisition, the effective tax rate was unfavorably impacted by non-deductible transaction costs and non-deductible acquired in-process research and development costs.

The valuation allowance for deferred tax assets of $12.1 million and $9.1 million at December 31, 2005 and 2004, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The Company expects to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on its Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. Amounts related to tax contingencies that management has assessed as probable and estimable have been appropriately recorded. Potential liabilities arising from tax audit issues are recorded based on our estimate of whether, and the extent to which, additional taxes may be due. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.

Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. This is due to such earnings being permanently reinvested, the investments being essentially permanent in duration, or the Company concluding that no additional tax liability will arise as a result of distribution of such earnings. If any of these subsidiaries make distributions or are disposed of, a liability could arise. It is not practicable for the Company to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

Discontinued Operations

Our discontinued operations for the year ended September 30, 2004 represent our former U.K. Pharmaceutical products business sold in April 2004 and our U.K. sterile solutions business sold in May 2004. In March 2004, we sold the exclusive sales and marketing rights to certain LOESTRIN products to Duramed, for the United States and Canada. LOESTRIN revenue and profits were not classified as discontinued operations for periods prior to the sale date because we have an ongoing agreement to supply Duramed with its requirements of LOESTRIN products through April 2008. Revenues from the sale of LOESTRIN products to Duramed are included in net sales. In the fiscal year ended September 30 2004, the income from discontinued operations, including gain on disposal, was $8.7 million net of a tax charge of $13.2 million.

Net Income/(Loss)

Due to the factors described above, we reported a net loss of $556.6 million for the year ended December 31, 2005 compared with net income of $151.7 million for the fiscal year ended September 30, 2004.

Operating Results for the Quarter Ended December 31, 2004 (Predecessor) and 2003 (unaudited) (Predecessor)

During the quarter ended December 31, 2004, which served as a transition period as we changed fiscal years to a calendar year, we recorded a number of expenses directly related to the closing of the Acquisition including transaction related expenses of $51.0 million and $3.7 million of incremental operating expenses resulting from the Acquisition that are included in selling, general and administrative expense.

Included in the Predecessor’s results for the quarter ended December 31, 2003 was $12.5 million of revenue and $11.6 million of profit before taxes from sales of certain LOESTRIN brand oral contraceptive products in the United States and Canada. The U.S. and Canadian rights to two LOESTRIN products were sold to a unit of Barr on March 24, 2004. The LOESTRIN revenue and profits were not classified as discontinued operations as the Company supplies Barr with its requirements of LOESTRIN product through April 2008. Revenue from the sale of LOESTRIN products to Barr is included in net sales.

Revenue

The following table sets forth our revenue for the quarters ended December 31, 2004 and 2003 with the changes over the prior year period:

	Predecessor
	Quarter Ended December 31,		Increase/ (Decrease)
(dollars in millions)	2004	2003	Dollars	Percent
		(unaudited)
Oral Contraceptives
OVCON	$22.3	$16.2	$6.1	37.3%
ESTROSTEP	17.7	12.9	4.8	37.5%
LOESTRIN (United States and Canada)	—	12.5	(12.5)	n.m.

Total	$40.0	$41.6	$(1.6)	(3.8)%

Hormone Therapy
ESTRACE Cream	16.1	13.0	3.1	24.2%
FEMHRT	16.3	17.2	(0.9)	(5.0)%
FEMRING	3.7	0.8	2.9	358.6%
ESTRACE Tablets	3.6	2.0	1.6	73.5%

Total	$39.7	$33.0	$6.7	20.3%

Dermatology
DORYX	18.8	15.7	3.1	20.1%

PMDD
SARAFEM	13.0	24.6	(11.6)	(47.0)%

Other product sales
Other products	7.8	9.2	(1.4)	(16.2)%
Contract manufacturing	11.4	—	11.4	n.m.

Total product net sales	$130.7	$124.1	$6.6	5.3%

Other revenue
DOVONEX co-promotion	6.2	0.7	5.5	n.m.

Total revenue	$136.9	$124.8	$12.1	9.7%

Revenue in the quarter ended December 31, 2004 was $136.9 million, an increase of 9.7% over the same quarter in the prior year. Excluding $11.4 million of non-strategic and low margin contract manufacturing revenue from the 2004 quarter and $12.5 million sales of the divested LOESTRIN products in the 2003 quarter, our revenue growth was 11.8%.

Our oral contraceptive products, OVCON and ESTROSTEP, have been the primary focus of our sales forces since early 2004 and that promotional effort has produced strong growth in demand for both products. OVCON revenue growth of 37.3% and ESTROSTEP FE growth of 37.5% versus the prior year quarter were driven by growth in filled prescriptions (unit growth) combined with the impact of price increases (approximately 10% for both products) and modest expansions in the levels of wholesaler pipeline inventories of both products during the quarter.

Sales of our HT products were affected by the general decline in the HT markets that began in July 2002 following the NIH’s early termination of the E&P Arm of the WHI Study. The market decline began to slow in the quarter ended December 31, 2004, but we decreased our promotional emphasis on HT products in favor of products with greater market potential, especially our oral contraceptives. Our HT product sales increased by $6.7 million, or 20.3%, in the quarter ended December 31, 2004 compared with the prior year quarter, with sales of ESTRACE Tablets, ESTRACE Cream and FEMRING all increasing while sales of FEMHRT declined. Despite decreased promotion, unit demand for ESTRACE Cream (measured by filled prescriptions) was essentially flat compared with the prior year. We do not actively promote ESTRACE Tablets as the product faces significant generic competition. Filled prescriptions for ESTRACE Tablets continue to decline at a predictable rate and we have taken aggressive price increases (approximately 39%) to offset a portion of that decline. Pipeline inventories of ESTRACE Tablets were substantially reduced during the prior year quarter, which had the effect of reducing our sales during the period. This accounts for a large part of the increase in ESTRACE TABLET sales in the December 2004 quarter in comparison with the December 2003 quarter.

In dermatology, our oral antibiotic DORYX had revenue growth of $3.1 million, or 20.1%, in the quarter ended December 31, 2004 over the prior year quarter. Market demand for DORYX (as measured by filled prescriptions) increased slightly versus the prior year quarter and the company benefited from the impact of price increases of approximately 24%. A modest increase in pipeline inventories of DORYX during the quarter accounted for a portion of the growth in revenue versus the prior year quarter.

During the quarter ended December 31, 2004 we recorded $6.2 million of revenue relating to our co-promotion with Bristol-Myers for DOVONEX compared with $0.7 million in the prior year quarter. We were compensated at a higher rate, as a percentage of DOVONEX net sales, under the agreement in the December 2004 quarter than in the prior year quarter.

SARAFEM, our product used to treat PMDD, had sales of $13.0 million in the quarter ended December 31, 2004, a 47.0% decrease versus the prior year quarter. Unit demand, as measured by filled prescriptions, declined more than 30%. Net sales of SARAFEM in the prior year quarter were high relative to unit demand as SARAFEM pipeline inventories expanded considerably during the period. Pipeline inventories contracted modestly during the December 2004 quarter. We believe that SARAFEM, which is patent protected until May 2008, is facing significant indirect competition from generic fluoxetine, the active ingredient in SARAFEM, and branded SSRIs that are increasingly targeting the PMDD market. Efforts to slow the decline of filled prescriptions have, to date, been unsuccessful.

In the quarter ended December 31, 2004 we recorded revenues of $11.4 million from contract manufacturing activities in our facility in Fajardo, Puerto Rico. We had no such activities in the quarter ended December 31, 2003 as the Fajardo facility was purchased in May 2004.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales increased $23.1 million to $34.5 million in the quarter ended December 31, 2004 from $11.4 million in the prior year quarter. Our cost of sales as a percentage of product net sales was 26.4% compared to 9.2% in the prior year quarter. The increase in our cost of sales percentage in comparison with the prior year quarter was the result of several factors. Certain LOESTRIN products, which were divested in March 2004, accounted for $12.5 million of high profit margin sales in the prior year quarter. Adding to the relative decline, our December 2004 quarter included $11.4 million of sales from low margin contract manufacturing activities with no such revenue in the prior year quarter.

	Predecessor
	Quarter Ended December 31,		Increase/ (Decrease)
(dollars in millions)	2004	2003	Dollars	Percent
		(unaudited)
Product net sales	$130.7	$124.1	$6.6	5.3%

Cost of sales (excluding amortization)	34.5	11.4	23.1	202.7%

Cost of sales percentage	26.4%	9.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended December 31, 2004 were $41.5 million, an increase of $3.8 million, or 9.9%, from $37.7 million in the quarter ended December 31, 2003. This increase is mainly due to operating expenses totaling $3.7 million that we incurred in connection with the closing of the Acquisition in January 2005. These costs related to amounts accrued by the Predecessor to cover payments required to be made to an executive under change of control provisions of an employment agreement. Our selling and distribution costs increased 30.7% due to an increase in headcount, offset by a reduction in advertising and promotion.

Our selling, general and administrative expenses are comprised of the following:

	Predecessor
	Quarter Ended December 31,		Increase/ (Decrease)
(dollars in millions)	2004	2003	Dollars	Percent
		(unaudited)
Advertising and Promotion	$8.7	$13.6	$(4.9)	(35.9)%
Selling and Distribution	16.7	12.8	3.9	30.7%
General, Administrative and Other	16.1	11.3	4.8	41.2%

Total	$41.5	$37.7	$3.8	9.9%

Research and Development

Research and development costs were $4.6 million for the quarter ended December 31, 2004; a decrease of $2.1 million, or 31.1%, compared with the quarter ended December 31, 2003. In both years our expenditures were primarily for work on our oral contraceptive line extensions and line extensions for DORYX. The decrease in research and development costs compared with the prior year quarter reflects the timing of expenses for product development projects.

Amortization of intangible assets

Amortization expense in the quarter ended December 31, 2004 was $21.6 million, an increase of $8.4 million from $13.2 million in the quarter ended December 31, 2003. This increase is due to the impact of contingent payments made to Pfizer with respect to our purchase of the ESTROSTEP FE and FEMHRT product lines and increased amortization related to our purchase of rights to Barr’s ANDA for which our OVCON 35 is the reference product.

Transaction Costs

During the quarter ended December 31, 2004 we incurred $51.0 million of expenses comprised mainly of fees to advisors in the period leading up to the Acquisition. These costs are shown in a separate line item in our statement of operations. There were no such costs in the quarter ended December 31, 2003.

Interest Income and Interest Expense

Net interest expense in the quarter was $1.2 million, a decrease of $1.9 million from $3.1 million in the quarter ended December 31, 2003. We had significantly less debt outstanding in the December 2004 quarter than during the prior year quarter.

Provision for Income Taxes

We generated a loss before income taxes of $17.5 million in the quarter ended December 31, 2004 and a tax provision of $11.6 million. A number of expenses recorded in connection with the Acquisition are not deductible in the tax jurisdictions where they were incurred.

Discontinued Operations

Our discontinued operations for the quarter ended December 31, 2003 represented our former U.K. Pharmaceutical products business sold in April 2004. In March 2004 we sold the exclusive sales and marketing rights to certain LOESTRIN products to Duramed, a subsidiary of Barr, for the United States and Canada. LOESTRIN revenue and profits were not classified as discontinued operations for periods prior to the sale date, including for the quarter ended December 31, 2003, because we have an ongoing agreement to supply Duramed with its requirements of LOESTRIN products through April 2008. Revenues from the sale of LOESTRIN products to Duramed are included in net sales.

Net Income/(Loss)

Due to the factors described above, we reported a net loss of $29.1 million in the quarter ended December 31, 2004 compared with $42.7 million of net income in the same quarter in the prior year.

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2006, our cash on hand was $84.5 million, as compared with $11.5 million at December 31, 2005. As of December 31, 2006 our debt, net of cash, was $1,466.3 million and consisted of $1,160.8 million of borrowings under our senior secured credit facility plus $390.0 million of 8 3/4% Notes, less $84.5 million of cash on hand.

The following table summarizes our net increase in cash and cash equivalents for the periods presented:

(Dollars in millions)	Year Ended December 31, 2006	Year Ended December 31, 2005
Net cash provided by / (used in) operating activities	$122.7	$(22.4)
Net cash (used in) investing activities	(282.7)	(2,959.7)
Net cash provided by financing activities	233.0	2,993.6

Net increase in cash and cash equivalents	$73.0	$11.5

Our net cash provided by operating activities for the year ended December 31, 2006 increased $145.1 million over the prior year period. We reported a net loss of $556.6 million in the prior year period compared with a net loss of $153.5 million in the current period. The year ended December 31, 2005 included significant costs and expenses directly related to the acquisition. During the year ended December 31, 2006, our investment in working capital, excluding cash, increased mainly due to the acquisition of DOVONEX on January 1, 2006, and the launches of LOESTRIN 24 FE and TACLONEX, which were the most significant factors behind the $35.0 million increase in our inventories from December 31, 2005. Our costs to purchase both DOVONEX and TACLONEX, expressed as a percentage of their net sales values, are significantly higher than for our other products resulting in higher investments in inventory relative to the products’ net sales. Increased revenues from these products also contributed to an increase in our investment in accounts receivable. In addition, reducing our net cash from operating activities for the year ended December 31, 2006 were the $27.4 million payment to our Sponsors to terminate the advisory and monitoring agreement and an $18.4 million payment for an interest premium associated with prepaying $210.0 million of our Notes.

Our net cash used in investing activities during the year ended December 31, 2006 totaled $282.7 million, consisting of $198.5 million to purchase the rights to DOVONEX, $40.0 million paid to LEO Pharma as a final milestone payment following FDA approval of TACLONEX, $28.8 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $15.4 million of capital expenditures. Net cash used in investing activities in the prior year period included $2,922.6 million used to acquire the company, $28.8 million of contingent purchase payments to Pfizer and $8.3 million of capital expenditures. Our capital expenditures in the current period included continued investments in our Fajardo, Puerto Rico manufacturing facility and the implementation of a corporate-wide enterprise resource planning system. We plan to invest approximately $20.0 million in capital expenditures in 2007 consisting of projects in both of our manufacturing facilities and various information technology initiatives.

Our net cash provided by financing activities in the current year was $233.0 million, principally consisting of net proceeds from the issuance of Class A common shares of $1,005.7 million offset by (1) payments totaling $333.5 million for the redemption of preferred stock in our subsidiary and purchase of treasury stock and (2) repayments of our term debt and Notes of $678.8 million. Also included in December 31, 2006 is $240.0 million of borrowings under our senior secured credit facility used to fund the DOVONEX and TACLONEX transactions. The net cash provided by financing activities in the prior year includes $2,020.0 million of borrowings and $1,282.8 million of proceeds from the issuance of share capital to purchase the Company from the Predecessor offset by repayments of Predecessor debt and debt issuance costs.

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790.0 million senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consists of a $1,400.0 million single-draw term loan, a $240.0 million delayed-draw term loan and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing lines, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate $250.0 million. However, the lenders are not committed to provide these additional tranches.

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

The $1,400.0 million single-draw term loan was drawn in a single drawing on January 18, 2005 to (i) finance, in part, the purchase of Warner Chilcott PLC shares, (ii) refinance certain existing debt of the Predecessor and its subsidiaries and (iii) pay the fees and expenses related to the Acquisition and related financings. Amounts borrowed under the single-draw term loan that are repaid or prepaid may not be re-borrowed. In 2006, the $240.0 million delayed-draw facility was utilized for the acquisition of the U.S. rights to the prescription pharmaceutical product DOVONEX from Bristol-Myers for $200.0 million and a $40.0 million milestone payment to LEO Pharma following FDA approval of TACLONEX. During the year ended December 31, 2006, we borrowed an aggregate $84.6 million under our revolving credit facility for various working capital purposes. Loans and letters of credit under the revolving credit facility are available at any time prior to the final maturity of the revolving credit facility, in minimum principal amounts specified in the senior secured credit facility. Amounts repaid under the revolving credit facility may be re-borrowed. As of December 31, 2006, there were no borrowings outstanding under the revolving credit facility.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $405.0 million with the proceeds from the IPO in September of 2006, and an optional prepayment of $50.0 million in December of 2006, the scheduled quarterly repayments of the term loans are $11.8 million annually beginning in the first quarter 2007. The revolving credit facility matures January 18, 2011. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt, other than permitted debt under the senior secured credit facility, and up to 50% (with reductions based on leverage) of excess cash flow (as defined in the senior secured credit facility). Additional optional prepayments may be made at any time without premium or penalty.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of December 31, 2006, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

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

Interest on term borrowings accrued, at the option of Holdings III, at LIBOR plus 2.75% or Adjusted Base Rate (“ABR”) plus 1.75% through April 24, 2006. On April 25, 2006, Holdings III, WCC and WCCI entered into an amendment to the senior secured credit facility under which the interest rates applicable to outstanding and future term borrowings were reduced by 0.25%. These interest rates would be reduced by an additional 0.25% if: (i) the term borrowings receive a rating of B1 or higher from Moody’s Investors Service, Inc. and B+ or higher from Standard & Poor’s or (ii) the leverage ratio (as defined under the senior secured credit facility) is equal to or less than 5.75 to 1 and the additional reduction would remain in effect as long as the required ratings or leverage ratio were maintained. Under the terms of our senior secured credit facility, the interest rates applicable to all outstanding and future borrowings were reduced by 0.25% effective November 10, 2006 as a result of the September 30, 2006 leverage ratio being less than 5.75 to 1. There was also a commitment fee of 1.375% on the unused portion of the delayed-draw facility. As of December 31, 2006, there is no longer a delayed-draw commitment fee as these were fully drawn (see “Note 5” of the Notes to the Condensed Consolidated Financial Statements for the year ended December 31, 2006, included elsewhere in this Annual Report). On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The interest rates on borrowings under the revolving credit facility accrue, at Holdings III’s option, at LIBOR plus 2.50% or ABR plus 1.50%. Holdings III also pays a commitment fee initially set at 0.5% of the unused portion of the revolving credit facility ($150.0 million unused as of December 31, 2006). The interest rate spreads for revolving credit loans and the revolving credit commitment fee are subject to downward adjustment conditioned upon reductions in our leverage ratio. Based on our leverage ratio effective November 10, 2006, interest rates under the revolving credit facility were reduced to LIBOR plus 2.00% or ABR plus 1.00% and the commitment fee decreased to 0.375%. Additionally, based on our leverage ratio at December 31, 2006, on or about March 23, 2007 interest rates under the revolving credit facility will be reduced to LIBOR plus 1.75% or ABR plus 0.75%.

On May 3, 2005, WCCI entered into interest rate swap contracts covering $450.0 million notional principal amount of its variable rate debt, of which $400.0 million remained in effect as of December 31, 2006. On June 16, 2006, WCCI executed two additional interest rate swap contracts (one of which will become effective at a future date) to limit its exposure to future unfavorable movements in interest rates. These swaps cap the interest rates on the covered portion of WCCI’s variable rate debt. WCCI entered into the interest rate swaps specifically to hedge a portion of its exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138 and 149.

The terms of the swaps which were still in effect as of December 31, 2006 or will become effective in future periods are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200.0	May-03-05	May-03-07	90 day LIBOR	3.965%
$200.0	May-03-05	May-03-08	90 day LIBOR	4.132%
$200.0	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175.0	May-03-07	Dec-31-08	90 day LIBOR	5.556%

Notes

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600.0 million principal amount of 8 3/4% Notes. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), Inc.) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. Proceeds from the issuance of the Notes, net of issuance expenses, were $572.8 million and were used to fund a portion of the Acquisition of Warner Chilcott PLC. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The amount being amortized is net of the financing fees written off in association with the prepayment of $210.0 million of $8.0 million. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium. On or after February 1, 2010, WCC may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, WCC may, at its option, at any time prior to February 1, 2008 redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 108.75% of the principal amount. In connection with the IPO, WCC exercised this option and redeemed $210.0 million of these notes on October 31, 2006 for a total price of $228.4 million (108.75% of the principal amount) plus accrued interest.

If Holdings III or WCC were to undergo a change of control, each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of December 31, 2006, the Company was in compliance with all covenants.

On July 15, 2005, Holdings III filed an S-4 registration statement covering the registration of an aggregate principal amount of $600.0 million of new 8 3/4% Notes due 2015 of WCC that may be exchanged for an equal principal amount of the notes. The registration statement also covers the resale of the registered notes by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. and their affiliates that are affiliates of Holdings III in market making transactions. On April 20, 2006, Holdings III filed Amendment No. 1 to the registration statement. On April 21, 2006, the SEC declared the S-4 registration statement effective. Due to delays in having the S-4 registration statement declared effective, Holdings III incurred penalty interest on the notes beginning on December 15, 2005. As of April 21, 2006 the interest rate on the notes reverted to the stated 8 3/4% rate. On May 23, 2006, WCC completed the exchange offer and exchanged all of the notes for new 8 3/4% Notes due 2015.

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

•

amend the “Reports” covenant in the Indenture to provide that for so long as we are a guarantor of the Notes, have no material assets, liabilities or operations other than our ownership of Holdings III and have a reporting obligation under Section 13 or Section 15(d) of the Exchange Act, if we file with the SEC the reports required under the Indenture to be filed by Holdings III and include in a note to our financial statements included in such reports the condensed consolidating financial information specified by Rule 3-10 of Regulation S-X, Holdings III’s obligations under such covenant shall be deemed satisfied.

We may, at any time, request the release of our guarantee of the Notes.

As of December 31, 2006, our funded debt included the following:

(dollars in millions)	Current Portion as of December 31, 2006	Long-Term Portion as of December 31, 2006	Total Outstanding as of December 31, 2006
Revolving credit loan	$—	$—	$—
Term loans	11.8	1,149.0	1,160.8
Notes	—	390.0	390.0

Total	$11.8	$1,539.0	$1,550.8

As of December 31, 2006, mandatory repayments of long-term debt in each of the five years ended December 31, 2007 through 2011 and thereafter were as follows:

(dollars in millions) Year Ending December 31,	Aggregate Maturities
2007	$11.8
2008	11.8
2009	11.8
2010	11.8
2011	8.8
Thereafter	1,494.8

Total long-term debt	$1,550.8

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flow from operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under the senior secured credit facility, will be adequate to meet our future liquidity needs throughout 2007. To the extent we generate excess cash flow from operations, we expect to prepay debt under our senior secured credit facility at which time we may recognize noncash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(0.1) million for all swaps) is at variable rates and reprices frequently. The fair value of the Notes ($399.8 million) represents the market value of the notes on December 31, 2006.

Contractual Commitments

The following table summarizes our financial commitments as of December 31, 2006:

	Cash Payments due by Period
(dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$1,160.8	$11.8	$23.6	$20.6	$1,104.8
8.75% Notes due 2015	390.0	—	—	—	390.0
Interest payments on long-term debt (1)	717.5	116.3	236.7	233.3	131.2
Supply agreement obligations	86.1	66.3	19.8	—	—
Lease obligations	11.8	3.3	3.4	3.2	1.9

Total Contractual Obligations	$2,366.2	$197.7	$283.5	$257.1	$1,627.9

(1)	Interest rates reflect borrowing rates for our outstanding long-term debt as of December 31, 2006 (including a decrease of 0.25% for all borrowings under a January 2007 amendment to our credit facility) and the anticipated future reductions of long-term debt. Based on our variable rate debt levels of $560.8 million as of December 31, 2006, a 1% change in interest rates would impact our annual interest payments by approximately $5.6 million.

Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include additional future purchase consideration we may owe to Pfizer in connection with our acquisitions of FEMHRT and ESTROSTEP. These payments are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Assuming we maintain such exclusivity for the remaining duration of the patents, we would pay Pfizer additional amounts of up to $37.7 million in the aggregate for FEMHRT and $12.4 million in the aggregate for ESTROSTEP FE in quarterly installments. These payments are expected to be made as follows: $24.0 million in less than one year, $23.2 million in one to three years and $2.9 million in three to five years.

In September 2005, we entered into agreements with LEO Pharma under which we acquired the rights to certain products under development. LEO Pharma also granted us a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. Under the product development agreement we may make payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $150.0 million. In addition, we have agreed to pay a supply fee and royalties to LEO Pharma on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, we entered into an agreement with LEO Pharma to acquire an option to purchase certain rights with respect to a topical dermatology product in development. We paid $3.0 million for the option upon signing and will pay an additional $3.0 million upon completion of development milestones. The purchase price for the product will be negotiated by LEO Pharma and us if the option is exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently evaluating the potential impact of the adoption of FIN 48.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has completed its evaluation of the new guidance and concluded that the adoption of this guidance will not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has completed its evaluation of the new guidance and concluded that the adoption of this guidance will not have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for our Company as of January 1, 2008 if we choose the election. The Company is currently evaluating the potential impact, if any, of the election of the fair value option provided by this standard.

Critical Accounting Policies and Estimates

We make a number of estimates and assumptions in the preparation of our financial statements in accordance with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates and assumptions. The following discussion addresses our most critical accounting policies, which we believe are important to the portrayal of our financial condition and results of operations and require management’s judgment regarding the effect of uncertain matters.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, recoverability of long-lived assets and continued value of goodwill and intangible assets. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. Changes in the conditions used to make these judgments can have a material impact on our results of operations. Management does not believe that the assumptions which underlie its estimates are reasonably likely to change in the future. Revenue from product sales is recognized when title to the product transfers to our customers, generally FOB destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. We warrant products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Revenues associated with co-promotion agreements and royalty revenues are recognized based on a percentage of sales reported by third parties.

As part of our revenue recognition policies, we estimate the items that reduce our gross sales to net sales. We establish accruals for rebates, coupons, trade discounts, returns and fee for service arrangements with distributors in the same period that we recognize the related sales. Of these, the two significant sales deductions are sales returns and Medicaid rebate reserves.

We account for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to our estimate of the portion of sales that are expected to be returned for credit in a future period. For established products, we estimate the sales return accrual primarily based on historical experience regarding actual sales returns but we also consider other factors that could cause future sales returns to deviate from historical levels. These factors include levels of inventory in the distribution channel, estimated remaining shelf life of products sold or in the distribution channel, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of new competitive products. We consider all of these factors and adjust the accrual periodically throughout each quarter to reflect actual experience and changes in expectations. The accruals needed for future returns of new products are estimated based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category.

We participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these programs are included in our Medicaid rebate accrual. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to products at the time of sale. Our estimate of the required accrual for Medicaid rebates is primarily based on our actual historical experience regarding Medicaid rebates on each of our products. We also consider any new information regarding changes in the Medicaid programs’ regulations and guidelines that could impact the amount of future rebates. We consider outstanding Medicaid claims, Medicaid payments and estimated levels of inventory in the distribution channel and adjust the accrual periodically to reflect actual experience and changes in expectations.

These sales deductions reduce revenue and are included as a reduction of accounts receivable or as a component of accrued expenses. Our estimates of returns, Medicaid rebates, cash discounts, wholesaler rebates and other sales deductions have not materially differed from actual experience. The movement in the reserves accounts for the balance sheet periods presented is as follows:

	Returns	Medicaid	Cash Discounts	Wholesaler Rebates	Other	Total
December 31, 2004 Balance	$20.8	$7.0	$0.8	$0.0	$4.0	$32.6

Current provision related to sales*	42.8	20.0	10.6	6.5	2.2	82.1
Current processed returns/rebates	(39.9)	(18.4)	(10.4)	(4.3)	(4.5)	(77.5)

December 31, 2005 Balance	$23.7	$8.6	$1.0	$2.2	$1.7	$37.2

Current provision related to sales*	41.3	14.9	16.7	16.2	14.6	103.7
Current processed returns/rebates	(29.5)	(17.4)	(16.1)	(14.0)	(13.3)	(90.3)

December 31, 2006 Balance	$35.5	$6.1	$1.6	$4.4	$3.0	$50.6

*	Adjustment of estimates to actual results were less than 1.0% of net sales for each of the periods presented.

We consider information from external sources in developing our estimates of gross to net sales adjustments. We purchase prescription data for our key products, which we use to estimate the market demand. We have access to the actual levels of inventory held by three of our major customers (which aggregate approximately 77% of our sales for the year ended December 31, 2006). And we informally gather information from other sources to attempt to monitor the movement of our products through the wholesale and retail channels. We combine this external data with our own internal reports to estimate the levels of inventories of our products held in the wholesale and retail channels as this is a significant factor in determining the adequacy of our sales-related accruals. Our estimates are subject to inherent limitations that rely on third-party information, as certain third-party information was itself in the form of estimates, and reflect other limitations including lags between the date as of which third-party information is generated and the date on which we receive third-party information.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market and consist of finished goods purchased from third party manufacturers and held for distribution, as well as raw materials, work-in-process and finished goods manufactured by us. We determine cost on a first-in, first-out basis.

We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. We review our inventory for products that are close to or have reached their expiration date and therefore are not expected to be sold, for products where market conditions have changed or are expected to change, and for products that are not expected to be saleable based on our quality assurance and control standards. The reserves we establish in these situations are equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is properly stated at the lower of cost or market, we consider such factors as the amount of product inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We record provisions for inventory obsolescence as part of cost of sales.

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets constitute a substantial portion of our total assets. As of December 31, 2006, goodwill represented approximately 39% of our total assets and intangible assets represented approximately 48% of our total assets. Both our goodwill and intangible assets are associated with our one reporting unit.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a purchase business combination. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Goodwill is tested for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which, for us, is one reporting unit. In order to perform the impairment analysis, management makes key assumptions regarding future cash flows used to measure the fair value of the entity. These assumptions include discount rates, our future earnings and, if needed, the fair value of our assets and liabilities. In estimating the value of our intangible assets, as well as goodwill, management has applied a discount rate of 13.0%, our estimated weighted average cost-of-capital, to the estimated cash flows. Our cash flow model used a 5-year forecast with a terminal value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. Any resulting impairment could affect our financial condition and results of operations. Our recorded goodwill increased substantially in 2005 as a result of the Acquisition. We completed our annual test during the quarter ended December 31, 2006 and no impairment charge resulted.

Definite-Lived Intangible Assets

We assess the impairment of definite-lived intangible assets, on a product family basis, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Our analysis includes, but is not limited to, the following key assumptions:

•	review of period-to-period actual sales and profitability by product;

•	preparation of sales forecasts by product;

•	analysis of industry and economic trends and projected product growth rates;

•	internal factors, such as the current focus of our sales forces’ promotional efforts;

•	projections of product viability over the estimated useful life of the intangible asset (including consideration of relevant patents);

•	consideration of regulatory and legal environment; and

•	a discount rate of 13%.

When we determine that there is an indicator that the carrying value of definite-lived intangible assets may not be recoverable based on undiscounted future cash flows we test the asset for impairment. We measure impairment, if any, based on estimates of discounted future cash flow. These estimates include the assumptions described above about future conditions within the Company and the industry. The assumptions used in evaluating intangible assets for impairment are subject to change and are tracked against historical results by management. If actual cash flows differ from those projected by management, or if there is a change in any of these key assumptions, additional write-offs may be required. Management does not believe that its key assumptions are reasonably likely to change in the future. In 2005, we wrote down the value of certain definite-lived intangible assets and recorded an impairment expense of $38.9 million in our statement of operations.

As a result of changing assumptions in evaluating intangible assets for impairment, certain un-impaired assets may be subject to a change in amortization recognized in future periods to approximate future cash flows. In 2006, we accelerated the amortization of ESTROSTEP FE and the FEMHRT product family based on changes in assumptions about future cash flows. As a result, an additional $20.7 million of amortization expense was recognized in 2006.

Indefinite-Lived Intangible Assets

We also have a trademark with an indefinite life, which is not amortized. However, the carrying value would be adjusted if it were determined that the fair value has declined. The impairment test is performed on an annual basis, or more frequently if necessary, and utilizes the same key assumptions as those described above for our definite-lived assets. In addition, if future events occur that warrant a change to a definite life, the carrying value would then be amortized prospectively over the estimated remaining useful life. We completed our annual test during the quarter ended December 31, 2006 and no impairment charge resulted.

Stock-based compensation

We adopted the provisions of SFAS No. 123R effective with the commencement of our operations on the Acquisition Date. All share-based payments to employees, including grants of employee stock options and restricted shares are measured at fair value on the date of grant and recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, we treat option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense. Total compensation expense recognized for the year ended December 31, 2006 was $17.8 million and the related tax benefit was $6.7 million. Of the 2006 expense, $14.7 million related to one time compensation costs associated with the Company’s IPO. Total compensation expense recognized for the year ended December 31, 2005 was $6.5 million and the related tax benefit was $2.5 million. Unrecognized future compensation expense was $10.8 million at December 31, 2006 which will be recognized as an expense over a remaining weighted average period of 1.26 years.

Income Taxes

The Company must make certain estimates and judgments in determining its net income for financial statement purposes. This process affects the calculation of certain of its tax liabilities and the determination of the recoverability of certain of its deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets and liabilities could also be affected by changes in tax laws and rates in the future.

A valuation allowance is established to reduce deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available positive and negative evidence is considered in evaluating the ability to recover deferred tax assets, including past operating results, the existence of cumulative losses in recent years and the forecast of future taxable income. Assumptions used to estimate future taxable income include the amount of future state, federal and international pretax operating income and the reversal of temporary differences. These assumptions are consistent with the Company’s plans and estimates used to manage its business, however, such assumptions require significant judgment about the forecasts of future taxable income.

Any recorded valuation allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. Income tax expense recorded in the future will be reduced to the extent of decreases in these valuation allowances. The realization of remaining deferred tax assets is principally dependent on future taxable income. Any reduction in future taxable income may require an additional valuation allowance to be recorded against the Company’s deferred tax assets. An increase in the valuation allowance would result in additional income tax expense and could have a significant impact on future earnings.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules in various jurisdictions. Tax liabilities are recorded for potential tax audit issues in these various tax jurisdictions based on management’s estimate of whether, and the extent to which, additional taxes will be due. These reserves are adjusted in light of changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the Company’s tax liabilities. If the estimate of tax liabilities were less than the ultimate assessment, then an additional charge to expense would result. If payment of these amounts is ultimately less than the recorded amounts, then the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. Any adjustment to tax liabilities that relate to tax uncertainties existing at the date of the Acquisition will result in an adjustment to the goodwill recorded at the Acquisition Date. We believe that we are adequately reserved for all potential tax liabilities at each balance sheet date.

Litigation

We are involved in various legal proceedings of a nature considered normal to our business, including product liability and other litigation and contingencies. We record reserves related to these legal matters when we conclude that losses related to such litigation or contingencies are both probable and reasonably estimable. We self-insure for liability not covered by product liability insurance, based on an estimate of potential product liability claims. We develop such estimates in consultation with our insurance consultants and outside legal counsel. See “Note 19” of the Notes to the Condensed Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts at December 31, 2006.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. We are required under our credit agreement to hedge a portion of our exposure to upward movements in variable interest rates. This obligation has been fulfilled through a combination of interest rate swaps creating hedges on $600.0 million of our variable rate debt and by borrowing a portion of our term credit facility under a six month LIBOR option. In addition, we have an additional interest rate swap covering $175.0 million of our variable rate debt becoming effective in 2007.

Based on variable rate debt levels of $560.8 million as of December 31, 2006, after taking into account the impact of the applicable interest rate swaps referred to above, a 1.0% change in interest rates would impact net interest expense by approximately $1.4 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the year ended December 31, 2006.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

During the quarter ended December 31, 2006 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement for the year 2006 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the year 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the year 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the year 2006 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the year 2006 Annual Meeting of Shareholders.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements listed in the Index to the Consolidated Financial Statements, filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits listed at the end of this Annual Report are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2007.

WARNER CHILCOTT LIMITED

By:	/s/ ROGER M. BOISSONNEAULT
Name:	Roger M. Boissonneault
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ PAUL HERENDEEN
Name:	Paul Herendeen
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2007.

Signature	Title

/s/ ROGER M. BOISSONNEAULT Roger M. Boissonneault	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ PAUL HERENDEEN Paul Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ TODD M. ABBRECHT Todd M. Abbrecht	Director

/s/ JAMES G. ANDRESS James G. Andress	Director

/s/ JAMES H. BLOEM James H. Bloem	Director

/s/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

/s/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/s/ JOHN A. KING John A. King	Director

/s/ STEPHEN P. MURRAY Stephen P. Murray	Director

/s/ STEPHEN PAGLIUCA Stephen Pagliuca	Director

/s/ STEVE RATTNER Steve Rattner	Director

EXHIBITS

Exhibit No.	Description
2.1	Implementation Agreement, dated October 27, 2004, among the Consortium Members (as defined therein), Waren Acquisition Limited and Warner Chilcott PLC and Second Supplemental Agreement thereto, dated November 16, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

3.1	Memorandum of Association of Warner Chilcott Limited (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 15, 2006, Registration No. 333-134893)

3.2	Bye-Laws of Warner Chilcott Limited (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

4.1	Form of Common Stock Certificate (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

4.2	Indenture, dated January 18, 2005, among Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.3	Registration Rights Agreement dated January 18, 2005 among Warner Chilcott Corporation, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Representatives of the Several Purchasers (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.4	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (the “Amended and Restated Shareholders Agreement”) (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.5	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.6	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.7	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.1	Credit Agreement, dated as of January 18, 2005, among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., Credit Suisse First Boston as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc. and Credit Suisse First Boston as Joint Lead Arrangers, Deutsche Bank Securities Inc., Credit Suisse First Boston and J.P. Morgan Securities Inc. as Joint Bookrunners, Deutsche Bank Securities Inc. as Syndication Agent and JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Co-Documentation Agents (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.2	Securities Purchase Agreement, dated January 18, 2005 by and among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Bain Capital Integral Investors II, L.P., BCIP Trust Associates III, and BCIP Trust Associates III-B, DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman II), L.P., J.P. Morgan Partners Global Investors A, L.P., Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee Parallel (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Cayman Fund V, L.P., Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees Securities Company II LLC, Putnam Investments Holdings, LLC, Thomas H. Lee Investors Limited Partnership, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V., AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V., Filbert Investment Pte Ltd and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.3	Purchase and Sale Agreement, dated as of May 3, 2004, among Pfizer Inc., Pfizer Pharmaceuticals LLC, Galen Holdings Public Limited Company and Warner Chilcott Company, Inc. (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.4	Option and License Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.5	Finished Product Supply Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.6	Transaction Agreement by and between Galen Holdings PLC and Warner Chilcott PLC, dated May 4, 2000 (incorporated by reference to Warner Chilcott PLC’s Current Report on Form 8-K filed on May 15, 2000 (File No. 000-29364))

10.7	Estrace Transitional Support and Supply Agreement between Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated by reference to Warner Chilcott PLC’s Current Report on Form 8-K filed on February 29, 2000 (File No. 000-29364) (the “Warner Chilcott PLC February 29, 2000 8-K”))

10.8	Ovcon Transitional Support and Supply Agreement between Bristol-Myers Squibb Laboratories Company and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated by reference to Warner Chilcott PLC’s February 29, 2000 8-K)

Exhibit No.	Description
10.9	License and Distribution Agreement, dated as of December 31, 1997, between F H Faulding & Co Limited, A.C.N. 007 870 984, and Warner Chilcott PLC (incorporated by reference to Warner Chilcott PLC’s report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 000-29364))

10.10	Asset Purchase Agreement between Bristol-Myers Squibb Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated by reference to Galen Holdings PLC’s Form F-1 filed on July 2, 2001 (File No. 333-64324) (the “Galen Holdings July 2, 2001 F-1”))

10.11	Supply Agreement between Bristol-Myers Squibb Laboratories Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated by reference to Galen Holdings July 2, 2001 F-1)

10.12	Assignment, Transfer and Assumption Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated by reference to Galen Holdings PLC’s Annual Report on Form 20-F filed on January 2, 2003 for the year ended September 30, 2002 (File No. 333-12634))

10.13	Manufacturing Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated by reference to Galen Holdings PLC’s Annual Report on Form 20-F filed on December 31, 2003 for the year ended September 30, 2003 (File No. 333-12634) (the “Galen Holdings’ 2002-2003 20-F”))

10.14	Purchase and Sale Agreement (OCS) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated by reference to Galen Holdings’ 2002-2003 20-F)

10.15	Purchase and Sale Agreement (femhrt) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated by reference to Galen Holdings’ 2002-2003 20-F)

10.16	Transitional Supply Agreement, dated March 27, 2003, between Galen (Chemicals) Limited and Pfizer Inc. (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.17	Co-promotion Agreement, effective May 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.18	Option Agreement, dated as of April 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to the Galen Holdings’ 2002-2003 20-F)

10.19	Development Agreement between LEO Pharma A/S and Galen (Chemicals) Limited, dated April 2, 2003 (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.20	Manufacturing Agreement, dated as of September 24, 1997, by and between Duramed Pharmaceuticals, Inc. and Warner-Lambert Company (assigned to Galen (Chemicals) Limited pursuant to the Purchase and Sale Agreement (femhrt), among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003) (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.21	Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Amendment No. 1 to the Annual Report on Form 20-F of Galen Holdings PLC, filed on January 5, 2004 for the year ended September 30, 2003 (File No. 333-12634))

10.22	Business Purchase Agreement for the Sale and Purchase of the Business and Assets of Ivex Pharmaceuticals Limited, among Ivex Pharmaceuticals Limited, Galen Holdings, PLC, Gambro Northern Ireland Limited and Gambro BCT, Inc, dated April 28, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.23	Purchase and Sale Agreement among Galen Holdings PLC, Nelag Limited, Galen Limited and Galen (Chemicals) Limited, dated April 28, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.24	Purchase and Sale Agreement among Galen Limited, Galen Holdings PLC, Galen (Chemicals) Limited and Nelag Limited, dated April 27, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.25	Second Amended and Restated Employment Agreement, dated as of March 28, 2005, between Warner Chilcott (US), Inc. and Roger M. Boissonneault (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.26	Amended and Restated Employment Agreement, dated as of March 28, 2005, between Warner Chilcott (US), Inc. and Carl Reichel (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.27	Amended and Restated Employment Agreement, dated as of March 28, 2005, between Warner Chilcott (US), Inc. and Anthony Bruno (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.28*	Severance Agreement, dated as of March 28, 2005, between Warner Chilcott (US), Inc. and Izumi Hara

10.29	Employment Agreement, dated as of April 1, 2005, between Warner Chilcott (US), Inc. and Paul Herendeen (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.30	License, Supply and Development Agreement (“DC Agreement”), dated as of September 14, 2005, between Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.31	Addendum I, dated September 14, 2005, to Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.32	Amended and Restated License and Supply Agreement (“Dovonex Agreement”) between Warner Chilcott Company, Inc. and LEO Pharma A/S, dated as of September 14, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.33	Right of First Refusal Agreement between Warner Chilcott Company, Inc. and LEO Pharma A/S, dated as of September 14, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.34	Asset Purchase Agreement between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated as of September 30, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.35	First Amendment to Asset Purchase Agreement, effective as of January 1, 2006, to the Asset Purchase Agreement between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated September 30, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.36	Trademark Assignment, dated as of January 1, 2006, by and among Westwood-Squibb Pharmaceuticals, Inc., Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.37	Amendment, dated as of March 29, 2005, to the Credit Agreement, dated as of January 18, 2005 among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc. and the various lenders party thereto (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.38	Indenture, dated January 18, 2005, among Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.39	Registration Rights Agreement dated January 18, 2005 among Warner Chilcott Corporation, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Representatives of the Several Purchasers (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.40	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (the “Amended and Restated Shareholders Agreement”) (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.41	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.42	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.43	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.44	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company Inc. and Pfizer Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited filed on August 11, 2006, Commission File No. 333-126660)

Exhibit No.	Description

10.45	Warner Chilcott Holdings Company, Limited 2005 Equity Incentive Plan, amended and restated as of August 31, 2006 (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

10.46	Amendment No. 2, dated as of April 25, 2006, to the Credit Agreement dated as of January 18, 2005 (as amended by the Amendment dated as of March 29, 2005, the “Credit Agreement”), among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., the Lenders (as defined in the introductory paragraph to the Credit Agreement), and Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent (incorporated herein by reference to the Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on May 12, 2006, Commission File No. 333-126660)

10.47	Waiver, dated September 25, 2006, to Section 3.1, Section 3.3 and Section 3.5(b) of the Option and License Agreement between Barr Laboratories, Inc. (“Barr”) and Galen (Chemicals) Limited dated March 24, 2004 and to Section 2.1 of the Finished Product Supply Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

10.48	First Supplemental Indenture, dated October 19, 2006, among Warner Chilcott Corporation, Warner Chilcott Limited, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Current Report on Form 8-K filed by Warner Chilcott Limited, Commission File No. 001-33039)

10.49*	Amendment No. 3, dated as of January 29, 2007, to the Credit Agreement dated as of January 18, 2005 (as amended by the Amendment dated as of March 29, 2005 and Amendment No. 2 dated as of April 25, 2006, the “Credit Agreement”), among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., the Lenders (as defined in the introductory paragraph to the Credit Agreement), and Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent

10.50*	Form of Restricted Share Award Agreement

10.51*	Form of Share Option Award Agreement

10.52*	Form of Bonus Share Award Agreement

10.53*	Form of Management Securities Purchase Agreement

10.54*	Form of Strip Grant Agreement

10.55*	Form of 2005 Restricted Share Award Agreement

21.1	Subsidiaries of the Registrant (incorporated herein by reference to the Registration Statement on Form S-1 filed on June 9, 2006)

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004	F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006 and 2005, the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004	F-6
Consolidated Statements of Comprehensive Income for the years ended December 31, 2006 and 2005, the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004	F-8
Notes to Consolidated Financial Statements	F-9
Note 1: The Company	F-9
Note 2: Summary of Significant Accounting Policies	F-9
Note 3: Initial Public Offering (“IPO”)	F-16
Note 4: Earnings Per Share (“EPS”)	F-17
Note 5: Acquisitions and Divestitures	F-19
Note 6: Derivatives and Fair Value of Financial Instruments	F-23
Note 7: Inventories	F-24
Note 8: Property, Plant and Equipment, net	F-25
Note 9: Goodwill and Intangible Assets	F-25
Note 10: Accrued Expenses	F-26
Note 11: Indebtedness	F-26
Note 12: Stock-Based Compensation Plans	F-30
Note 13: Shareholders’ Equity	F-35
Note 14: Preferred Stock in Subsidiary	F-36
Note 15: Commitments and Contingencies	F-36
Note 16: Income Taxes	F-38
Note 17: Segment Information	F-41
Note 18: Leases	F-42
Note 19: Legal Proceedings	F-42
Note 20: Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products	F-47
Note 21: Defined Contribution Plans	F-48
Note 22: Related Parties	F-49
Note 23: Guarantor and Non-Guarantor Condensed Consolidated Financial Information	F-49
Note 24: Valuation and Qualifying Accounts	F-59
Note 25: Subsequent Events	F-59
Note 26: Quarterly Data	F-60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Warner Chilcott Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Warner Chilcott Limited and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Florham Park, NJ

March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Warner Chilcott PLC (Predecessor):

In our opinion, the accompanying consolidated statements of operations, comprehensive income, Shareholders’ equity and cash flows present fairly, in all material respects, the results of the operations and cash flows of Warner Chilcott PLC (Predecessor) for the three month period ended December 31, 2004 and for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Belfast

Northern Ireland

July 15, 2005 except as related to the restatement (not presented herein), as to which the date is March 28, 2006

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

	As of December 31, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$84,464	$11,502
Accounts receivable, net	74,287	53,427
Inventories, net	66,376	31,398
Deferred income taxes	31,778	27,077
Prepaid income taxes	20,055	3,132
Prepaid expense and other current assets	18,845	16,691

Total current assets	295,805	143,227

Property, plant and equipment, net	46,035	37,102
Intangible assets, net	1,533,757	1,519,847
Goodwill	1,241,452	1,260,777
Other non-current assets	45,496	80,924

Total assets	$3,162,545	$3,041,877

LIABILITIES
Current liabilities:
Accounts payable	$23,094	$17,629
Accrued expenses and other current liabilities	136,101	137,716
Current portion of long-term debt	11,790	14,000

Total current liabilities	170,985	169,345

Other liabilities:
Long-term debt, excluding current portion	1,538,960	1,975,500
Deferred income taxes	113,417	126,475
Other non-current liabilities	10,951	2,122

Total liabilities	1,834,313	2,273,442

Commitments and contingencies (see Note 15)
Preferred Stock in subsidiary (at liquidation preference and redemption value)	—	435,925

SHAREHOLDERS’ EQUITY
Class A Common Stock, par value $0.01 per share; 500,000,000 and 117,380,000 shares authorized; 251,047,875 and 93,287,355 shares issued and 250,557,866 and 93,287,355 outstanding	2,506	933
Class L Common Stock, par value $0.01 per share; 0 and 12,820,000 shares authorized; 0 and 10,671,502 shares issued and outstanding (aggregate liquidation preference of $873,498 as of December 31, 2005)	—	107
Additional paid-in capital	2,040,877	883,951
Accumulated deficit	(710,156)	(556,646)
Treasury stock, at cost (490,010 Class A shares)	(6,330)	—
Accumulated other comprehensive income	1,335	4,165

Total shareholders’ equity	1,328,232	332,510

Total liabilities and shareholders’ equity	$3,162,545	$3,041,877

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
REVENUE:
Net sales	$751,943	$494,329	$130,713	$482,395
Other revenue	2,514	20,924	6,180	7,853

Total revenue	754,457	515,253	136,893	490,248
COSTS, EXPENSES AND OTHER:
Cost of sales (excludes amortization and impairment of intangible assets)	151,750	95,224	34,529	53,488
Selling, general and administrative	253,937	162,670	41,463	146,205
Research and development	26,818	58,636	4,608	26,558
Amortization of intangible assets	253,425	233,473	21,636	52,374
Impairment of intangible assets	—	38,876	—	—
Acquired in-process research and development	—	280,700	—	—
Transaction costs	—	35,975	50,973	—
Interest (income)	(4,681)	(1,459)	(650)	(1,772)
Interest expense	211,675	149,393	1,864	11,028
Accretion on preferred stock of subsidiary	26,190	31,533	—	—

(LOSS) / INCOME BEFORE TAXES	(164,657)	(569,768)	(17,530)	202,367
(Benefit) / provision for income taxes	(11,147)	(13,122)	11,558	59,390

(LOSS) / INCOME FROM CONTINUING OPERATIONS	(153,510)	(556,646)	(29,088)	142,977

DISCONTINUED OPERATIONS
Income from discontinued operations (net of tax charge of $1,426 in 2004)	—	—	—	3,333
Gain on disposal of discontinued operations (net of tax charge of $11,806)	—	—	—	5,378

NET (LOSS) / INCOME	(153,510)	(556,646)	$(29,088)	$151,688

Preferential distribution to Class L common shareholders	65,112	78,257

Net (Loss) attributable to Class A common shareholders	$(218,622)	$(634,903)

Earnings (Loss) Per Share (1):
Class A—Basic	$(1.63)	$(7.19)	n.m.	n.m.
Class A—Diluted	$(1.63)	$(7.19)	n.m.	n.m.

Class L—Basic (2)	$6.33	$7.35	n.m.	n.m.
Class L—Diluted (2)	$6.33	$7.34	n.m.	n.m.

(1)	Shares of the Predecessor were repurchased during the acquisition making Earnings per share (“EPS”) in prior years a non-comparable number.
(2)	EPS is calculated through September 30, 2006 as there were no Class L common shares outstanding during the fourth quarter of 2006.

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(All amounts in thousands except share amounts)

	Number of Ordinary Shares	Number of Equivalent ADSs (Representing Four Ordinary Shares)	Share Capital	Additional Paid-in Capital	Retained Earnings (deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total
PREDECESSOR:
Balance as of September 30, 2003	188,209,895	47,052,474	30,046	676,528	278,720	(23,638)	35,469	997,125

Net Income	—	—	—	—	151,688	—	—	151,688
Dividends Declared	—	—	—	—	(13,084)	—	—	(13,084)
Shares Issued	1,879,808	469,952	357	12,591	—	—	—	12,948
Shares Repurchased	(2,790,000)	(697,500)	—	—	—	(31,720)	—	(31,720)
Cumulative Translation Adj’s	—	—	—	—	—	—	5,172	5,172
Treasury Stock Disposals	—	—	—	(755)	—	755	—	—
Stock Compensation	—	—	—	2,220	—	—	—	2,220
Stock Option Tax Benefit	—	—	—	2,291	—	—	—	2,291

Balance as of September 30, 2004	187,299,703	46,824,926	30,403	692,875	417,324	(54,603)	40,641	1,126,640

Net Loss	—	—	—	—	(29,088)	—	—	(29,088)
Shares Issued	202,458	50,614	38	2,414	—	—	—	2,452
Cumulative Translation Adjustments	—	—	—	—	—	—	1,428	1,428
Stock Compensation	—	—	—	2,655	—	—	—	2,655

Balance as of December 31, 2004	187,502,161	46,875,540	$30,441	$697,944	$388,236	$(54,603)	$42,069	$1,104,087

	Number of Class A Shares	Number of Class L Shares	Class A Common Stock	Class L Common Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
SUCCESSOR:
Initial Funding From Shareholders	88,002,920	10,628,372	$880	$107	$879,042	$—	$—	$—	$880,029
Net Loss	—	—	—	—	—	(556,646)	—	—	(556,646)
Other Comprehensive income	—	—	—	—	—	—	4,165	—	4,165
Stock Compensation	5,284,435	43,130	53	—	4,909	—	—	—	4,962

Balance as of December 31, 2005	93,287,355	10,671,502	$933	$107	$883,951	$(556,646)	$4,165	$—	$332,510

Proceeds from Initial Public Offering (“IPO”)	70,600,000	—	706	—	1,004,976	—	—	—	1,005,682
Conversion of Class L common stock	76,549,828	(10,669,441)	765	(107)	(658)	—	—	—	—
Conversion of Preferred Stock in Warner Chilcott Holdings Company II, Limited	9,480,302	—	95	—	134,905	—	—	—	135,000
Net Loss	—	—	—	—	—	(153,510)			(153,510)
Stock Compensation	1,130,391	—	11	—	17,776	—	—	—	17,787
Other	(83,859)	(2,061)	(4)	—	(73)	—	—	(238)	(315)
Purchase of Treasury Shares	(406,151)	—	—	—	—	—	—	(6,092)	(6,092)
Other Comprehensive (loss)	—	—	—	—	—	—	(2,830)	—	(2,830)

Balance as of December 31, 2006	250,557,866	—	$2,506	$—	$2,040,877	$(710,156)	$1,335	$(6,330)	$1,328,232

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
Net (Loss) / Income	$(153,510)	$(556,646)	$(29,088)	$151,688
Other comprehensive income:
Cumulative translation adjustment	2,423	(992)	1,428	5,172
Unrealized (loss) gain on interest rate swaps (net of tax of ($107) and $105, respectively)	(5,253)	5,157	—	—

Total other comprehensive (loss) / income	(2,830)	4,165	1,428	5,172

Comprehensive (Loss) / Income	$(156,340)	$(552,481)	$(27,660)	$156,860

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(153,510)	$(556,646)	$(29,088)	$151,688
Adjustments to reconcile net (loss) / income to net cash provided by / (used in) operating activities:
Depreciation	7,177	3,097	1,019	3,566
Amortization of intangibles	253,425	233,473	21,636	52,551
Impairment of intangibles	—	38,876	—	—
(Gain) on sale of assets	—	—	—	(427)
(Gain) on sale of business	—	—	—	(17,184)
Acquired in-process research & development	—	280,700	—	—
Amortization of government grants	—	—	(82)	(684)
Deferred income taxes	(15,966)	(48,606)	4,134	2,261
Amortization of debt finance costs	30,154	10,364	498	334
Stock compensation expense	17,787	6,532	2,655	2,220
Accretion on preferred stock of subsidiary	26,190	31,533	—	—
Changes in assets and liabilities:
(Increase) / decrease in accounts receivable, prepaid and other assets	(22,914)	(5,923)	5,098	(16,305)
(Increase) / decrease in inventories	(34,978)	13,727	4,701	(1,648)
Increase / (decrease) in accounts payable, accrued expenses and other liabilities	7,933	(8,676)	54,412	(8,255)
Increase / (decrease) in income taxes and other, net	7,437	(20,867)	(17,293)	6,840

Net cash provided by / (used in) operating activities	122,735	(22,416)	47,690	174,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(267,336)	(28,800)	(7,200)	(45,868)
Purchase of business, net of cash acquired	—	(2,922,555)	—	—
Proceeds from sale of intangible assets	—	—	—	45,000
Proceeds from sale of fixed assets	—	48	—	—
Capital expenditures	(15,420)	(8,339)	(650)	(10,079)
Proceeds from sale of business (net of costs)	—	—	—	114,436

Net cash (used in) / provided by investing activities	(282,756)	(2,959,646)	(7,850)	103,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Term borrowings under bank senior secured credit facility	240,000	1,400,000	—	—
Proceeds from issuance of senior subordinated notes (“Notes”)	—	600,000	—	—
Repayments under Notes	(210,000)	—	—	—
Term repayments under bank senior secured credit facility	(468,750)	(10,500)	—	—
Repayments on Predecessor long-term debt	—	(195,000)	—	—
Loans repaid	—	—	—	(46,377)
Other borrowings	84,600	101,708	—	—
Borrowings repaid—other	(84,600)	(101,708)	—	(104,523)
Proceeds from share capital issue, net of expenses	1,005,682	880,029	2,452	12,948
Proceeds from issuance of preferred stock in subsidiary	—	402,822	—	—
Payments for debt finance costs	—	(83,624)	—	—
Retirement of preferred stock in subsidiary	(327,164)	—	—	—
Purchase of treasury stock	(6,330)	—	—	(31,720)
Cash dividends paid	—	—	—	(13,084)
Other	(455)	(163)	151	162

Net cash provided by / (used in) financing activities	232,983	2,993,564	2,603	(182,594)

Net increase in cash and cash equivalents	72,962	11,502	42,443	95,852
Cash and cash equivalents, beginning of period	11,502	—	186,251	89,073
Foreign exchange adjustment on cash and cash equivalents	—	—	871	1,326

Cash and cash equivalents, end of period	$84,464	$11,502	$229,565	$186,251

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$190,038	$111,918	$1,280	$9,134
Income Taxes Paid	$6,629	$33,304	$9,745	$66,222
SCHEDULE OF NONCASH ACTIVITIES:
Conversion of preferred shares into Class A common shares	$135,000	—	—	—
Goodwill adjustment	$19,325	—	—	—

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

1. The Company

Warner Chilcott Limited is a Bermuda company, which together with its wholly-owned subsidiaries (collectively, “Warner Chilcott,” the “Company” or the “Successor”) has operations in Rockaway, New Jersey, Fajardo, Puerto Rico, the Republic of Ireland and Larne, Northern Ireland. These consolidated financial statements include the accounts of Warner Chilcott Limited and all of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s fiscal year ends on December 31. The Company is the direct parent of Warner Chilcott Holdings Company II, Limited (“Holdings II”), which is the direct parent of Warner Chilcott Holdings Company III, Limited (“Holdings III”).

The Company began commercial operations on January 5, 2005 (the “Acquisition Date”) when it acquired Warner Chilcott PLC (the “Acquisition”) (“Predecessor”). These financial statements reflect the Acquisition as if the closing took place on January 1, 2005 and the results of operations during the period January 1, through January 4, 2005 were those of the Successor. The period included only two business days and the impact on the results of operations was not material.

The Company is a specialty pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products focused on two therapeutic categories: women’s healthcare and dermatology. Warner Chilcott’s portfolio of pharmaceutical products is promoted in the United States by the Company’s sales and marketing organization. The Company operates two manufacturing facilities in Fajardo, Puerto Rico and Larne, Northern Ireland. The Company also distributes a product in Canada.

2. Summary of Significant Accounting Policies

Basis of Presentation and Fiscal Reporting Period

The consolidated financial statements presented for periods ended on or before December 31, 2004 include the accounts of the Predecessor and its wholly-owned subsidiaries. The Predecessor operated with a September 30 fiscal year end. Management is responsible for the fair presentation of the financial statements.

Reclassifications

The Company has made certain reclassifications to prior period information to conform to current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. The consolidated financial information for both the Company and the Predecessor presented herein reflect all financial information that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Foreign Currency

The Company has operations in the United States, Puerto Rico, UK and the Republic of Ireland. The results of our non-U.S. operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in Shareholders’ equity and are included as a component of other comprehensive income.

Derivative Financial Instruments

The Company manages its exposure to certain market risks, including foreign exchange and interest rate risks, through the use of derivative financial instruments and accounts for them in accordance with SFAS Nos. 133, “Accounting for Derivative Instruments and Hedging Activities”, 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.

On the date on which the Company enters into a derivative contract, it designates the derivative as: (i) a hedge of the fair value of a recognized asset or liability (fair value hedge), (ii) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge), (iii) a foreign currency fair value or cash flow hedge (foreign currency hedge) or (iv) a derivative instrument that is not designated for hedge accounting treatment. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in comprehensive (loss) income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. Changes in fair value for derivatives that do not qualify for hedge accounting would be recognized in current earnings.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board (“FOB”), destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons, and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $20,829 and $24,524 in the years ended December 31, 2006 and 2005, $11,369 in the quarter ended December 31, 2004 and $8,304 in the fiscal year ended September 30, 2004, respectively.

Revenue under co-promotion agreements from fees earned for promoting the sale of products developed or owned by other companies, such as the Company’s arrangement with Bristol-Myers Squibb Company (“Bristol-Myers”) under which the Company co-promoted DOVONEX through 2005, is recorded as “Other revenue”, a component of “Total revenue.” Co-promotion revenues were based on a percentage of the co-promotion party’s net sales (as defined in the agreements) of the promoted product. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotion

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

revenue are included in selling, general and administrative expenses. The Co-promotion agreement was terminated effective January 1, 2006 (See Note 5). Co-promotion revenue was $0 and $20,924 in the years ended December 31, 2006 and 2005, $6,180 in the quarter ended December 31, 2004, and $7,800 in the fiscal year ended September 30, 2004, respectively. In 2006, the Company recognized $2,514 in other revenue related to licensing rights to sell products using the Company’s patents to third parties.

The Company establishes accruals for rebates, coupons, trade discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on criteria of estimating such contra revenues. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These accruals reduce revenues and are included as a reduction of accounts receivable or as a component of accrued expenses. As of December 31, 2006 and 2005 the accrued balances relative to these provisions included in accounts receivable were $7,836 and $3,607, respectively. The accrued balances included in accrued liabilities were $42,725 and $33,586 (of which $35,461 and $23,662 relate to reserves for product returns) as of December 31, 2006 and 2005, respectively.

Advertising and Promotional Costs

Costs associated with advertising and promotion of the Company’s products are expensed as incurred and are included in selling, general and administrative expenses. Advertising and promotion expenses totaled $72,009 and $41,053 in the years ended December 31, 2006 and 2005, $8,710 in the quarter ended December 31, 2004, and $48,967 in the fiscal year ended September 30, 2004, respectively. Included in the year ended December 31, 2006 was $16,616 related to two direct to consumer advertising campaigns in support of the launch of LOESTRIN 24 FE.

Research and Development

Research and development costs are expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the respective intangible asset based on future use and anticipated cash flows for the asset. Amounts capitalized for such payments are included in intangible assets, net of accumulated amortization.

Income Taxes

Income taxes are accounted for under SFAS No. 109 “Accounting for Income Taxes.” Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Litigation and Contingencies

The Company is subject to litigation and contingencies in the ordinary course of business. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case by

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

case basis in accordance with SFAS No. 5 “Accounting for Contingencies”. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. In addition to the case-by-case contingencies, the Company self insures for liability not covered by product liability insurance based on an estimate of potential product liability claims. The Company develops such estimates in conjunction with its insurance providers and outside counsel.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost of goods or market cost. Cost is determined based on a first-in, first-out basis and includes transportation and handling costs. In the case of manufactured products, cost includes material, labor and applicable manufacturing overhead. Provisions are made for obsolete, slow moving or defective items, where appropriate.

Product samples are stated at the lower of cost of goods or market cost and are included in prepaid expense and other current assets.

Property, Plant and Equipment

Fixed assets are valued at acquisition cost plus any direct expenses of acquisition. Property, plant and equipment acquired in the Acquisition were recorded at their estimated fair values as of the Acquisition Date. Property, plant and equipment are depreciated over their estimated useful lives, principally using the straight-line method. Interest incurred as part of the cost of constructing fixed assets is capitalized and amortized over the life of the asset. No depreciation is charged on land. The Company utilizes licensed software as part of the operating environment. The costs of licensing and implementing enterprise resource planning software are capitalized up to the point of implementation and then amortized over the estimated useful life of the software in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

The estimated useful lives used by the Company to calculate depreciation are (in years):

Buildings	20
Plant and machinery	10
Motor vehicles	4
Computer equipment and software	3 – 5
Furniture and fixtures	10

Intangible Assets and Goodwill

Net assets of companies acquired in purchase transactions are recorded at their fair value on the date of acquisition. As such, the historical cost basis of individual acquired assets and liabilities are adjusted to reflect their fair value. Identified intangibles, other than indefinite-lived intangible assets, are amortized on an accelerated or straight-line basis over the estimated useful life. This determination is made based on the specific asset and the timing of recoverability from future expected cash flows. The majority of the Company’s

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

identifiable intangible assets are owned by its Puerto Rican subsidiary. The Company continually reviews and assesses the long range cash flow forecast for all its products. As a result of changing assumptions in evaluating intangible assets, some unimpaired assets may be subject to a change in amortization recognized in future periods to better match future cash flows.

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses purchased. Goodwill is not amortized and is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. This analysis is performed at the reporting unit level. The fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill as defined in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) is compared with the carrying amount of that goodwill. An impairment loss would be recorded if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. The Company has one reporting unit and performed its annual impairment test in the fourth quarter of the year ended December 31, 2006 noting no impairment.

Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). An impairment loss would be recognized if the carrying value of an intangible asset were not recoverable. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company’s intangible assets consist of trademarks, patents and other intellectual property and are amortized on either a straight-line or accelerated basis over estimated useful lives not to exceed 15 years. As of December 31, 2006, the weighted average amortization period of intangible assets was approximately 5.6 years. In addition, the Company has valued a trademark with an indefinite life which is not amortized; however, the carrying value would be adjusted if it were determined that the fair value had declined.

During the quarter ended December 31, 2005, the market performance of two of the Company’s non-core products, SARAFEM and DURICEF, deteriorated triggering the need for impairment review of the recoverability of the associated intangible assets. The Company’s promotional efforts for SARAFEM in the first half of 2005 were unsuccessful in arresting the decline of the brand, which faced new competitors in the PMDD segment and, we believe, lost prescriptions to generic fluoxetine. In 2005, the Company substantially reduced its promotion of SARAFEM. DURICEF encountered generic competition in 2005, an event that had been anticipated, but the erosion of prescriptions to the generic versions was more rapid than had been expected. Based on these events, the Company developed undiscounted cash flow forecasts for each of the products to evaluate the carrying value of the associated definite-lived intangible assets relative to their fair value. The Company estimated the fair value of the products using a discounted cash flow analysis. The fair value was compared to the carrying value and the differences were recorded as impairment charges for the quarter ended December 31, 2005 as follows:

	Net Book Value prior to Impairment	Impairment Charge	Ending Net Adjusted Book Value
Product
SARAFEM	$39,186	$11,809	$27,377
DURICEF	27,067	27,067	—

Total	$66,253	$38,876	$27,377

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Deferred Loan Costs

Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the effective interest method. When long-term debt is paid down in advance, the loan fees associated with the debt is expensed as a component of interest expense in addition to the normal amortization expense recognized. Amortization of these costs is included as a component of interest expense in the consolidated statements of operations. Interest expense resulting from amortization and write-offs of loan fees amounted to $30,154 and $10,364 in the years ended December 31, 2006 and 2005, respectively. Deferred loan costs were $43,222 and $73,377 as of December 31, 2006 and December 31, 2005 and are included in other non-current assets in the consolidated balance sheet.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. This Statement replaces SFAS No. 123, “Accounting for Stock Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the first quarter of 2005, the Company adopted SFAS No. 123R which requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock grants, be measured at fair value and recognized as compensation expense over the vesting periods. All options under the Predecessor’s plans were settled in cash (approximately $70,000) effective on the Acquisition Date. Options issued and restricted shares granted by the Successor are accounted for under SFAS 123R. The Company adopted SFAS 123R, effective January 1, 2005 using the modified prospective method of transition. As of the adoption date, the Company had no unvested awards.

The Predecessor accounted for employee stock options under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Compensation costs were generally not recorded in the Predecessor’s net earnings for fixed award stock options as all options granted had an exercise price equal to the market value of the underlying shares on the date of grant. Had compensation expense been determined and recorded based on the fair-value recognition provisions of SFAS No. 123R, net income of the Predecessor for the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004, would have been reduced to pro forma amounts shown below:

	Predecessor
	Pro Forma for the Quarter Ended December 31, 2004	Pro Forma for the Fiscal Year Ended September 30, 2004
Net (loss) / income, as reported	$(29,088)	$151,688
Add:
Stock-based compensation expense recognized in period, net of tax	1,970	1,165
Subtract:
Pro forma stock-based compensation expense, net of tax	(1,032)	(5,441)

Pro forma net (loss) / income	$(28,150)	$147,412

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Predecessor determined SFAS No. 123R pro forma compensation cost by using the Black-Scholes option pricing model. Following are the weighted average per share fair values for options issued during the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004, and the related assumptions used in the calculation of compensation cost under SFAS No. 123R:

	Predecessor
	Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
Weighted average fair value per share on grant date	$6.54	$6.54
Dividend yield	0.56%	0.56%
Expected volatility	42.0%	42.0%
Risk-free interest rate	2.70%	2.70%
Expected term	4.65 years	4.65 years

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings as well as requiring additional disclosures. The Company is currently evaluating the potential impact of the adoption of FIN 48.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has completed its evaluation of the new guidance and concluded that the adoption of this guidance will not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has completed its evaluation of the new guidance and concluded that the adoption of this guidance will not have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for our Company on January 1, 2008 if elected. The Company is currently evaluating the potential impact, if any, of election of the fair value adoption provided by this standard.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

3. Initial Public Offering (“IPO”)

On September 20, 2006, the Company sold 70,600,000 shares of its Class A common stock (“Class A common shares”) in an IPO. The Company received proceeds of $1,059,000 (before direct issuance fees) in connection with the IPO. Prior to the IPO, a consortium of private equity investors (the “Sponsors”), certain institutional investors and members of the Company’s management held 93,203,454 Class A common shares. In addition, the Sponsors, certain institutional investors and members of the Company’s management held shares of the Company’s Class L common stock (“Class L common shares”) and Preferred Shares of Warner Chilcott Holdings Company II, Limited (the “Preferred Shares”).

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

In connection with the IPO, the Company issued 723,662 Class A common shares to its employees (net of 406,151 treasury shares purchased from certain employees to facilitate their payment of resulting income tax liabilities). Of these shares, 486,487 immediately vested on the date of grant and the remaining 237,175 shares will vest in equal portions each year over the next four years. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense. As a result of the Class A common shares issued in the IPO and granted to the Company’s employees, 250,557,246 Class A common shares were outstanding immediately following the IPO. Prior to the IPO, the Sponsors collectively owned 87% of the Company’s outstanding Class A common shares (including their ownership of the Class L common shares on an as-converted basis). Immediately following the IPO, the Sponsors owned 61% of the outstanding Class A common shares.

Use of proceeds

The Company utilized the funds raised from the IPO as follows:

Reduction of debt outstanding under the senior secured credit facility	$405,000
Repurchase of Preferred Shares (1)	327,164
Buyout of Sponsor advisory and monitoring agreement (2)	27,423
IPO issuance fees (3)	53,331
Remaining cash on hand for working capital purposes	17,707
Redemption of $210,000 of Notes, including a premium of $18,375 paid on October 31, 2006 (4)	228,375

Total IPO proceeds	$1,059,000

(1)	Represents the liquidation preference of $1,000 per Preferred Share plus an amount equal to all accumulated, accrued and unpaid dividends to the redemption date (September 27, 2006) for the 286,115 Preferred Shares redeemed in connection with the IPO. In addition, 118,246 Preferred Shares converted into 9,480,302 Class A common shares.
(2)	Represents the net present value of the amount of aggregate quarterly advisory and monitoring fees that would otherwise have been payable to the Sponsors from the date of termination (September 20, 2006) until the expiration of the agreement (January 18, 2012), calculated using a discount rate equal to the ten-year treasury rate on the termination date (4.73%).

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

(3)	Fees directly related to the IPO which are included as a reduction of additional paid-in capital.
(4)	Represents 108.75% of the principal amount of the Notes.

Expenses related to the IPO

In connection with the IPO, the Company incurred the following pretax expenses during the year ended December 31, 2006:

	Expense Category	Amount
Stock-based equity compensation:
Grant of Class A common shares to certain executives which vested immediately	G & A	$13,390
Acceleration of vesting on previously issued Return on Capital (“ROC”) restricted shares	G & A	1,275
Grants of restricted shares and stock options to certain employees	G & A	1,679	(1)
Buyout of Sponsor advisory and monitoring agreement	G & A	27,423
Premium related to reduction of $210,000 of the Notes	Interest expense	18,375
Expense for write-off of deferred loan costs related to reduction of $210,000 of the Notes	Interest expense	7,961
Expense for write-off of deferred loan costs related to reduction of $405,000 of the senior secured credit facility	Interest expense	10,749

Total expenses included in statement of operations for the year ended December 31, 2006		$80,852

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

The numerator in calculating Class L basic and diluted EPS is the Class L preference amount of $65,112 and $78,257 for the years ended December 31, 2006 and 2005, respectively. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights over Class A (see Note 13). The numerator in calculating Class A basic and diluted EPS is an amount equal to consolidated net (loss) increased for the aforementioned Class L preference amount.

The denominator in calculating both classes of basic EPS is the weighted average shares outstanding for each respective class of shares. The denominator in calculating Class L diluted EPS includes the additional dilutive effect of outstanding restricted stock grants.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is the calculation of earnings per share using the two- class method:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net (loss)	$(153,510)	$(556,646)

Allocation of net income (loss) to common shareholders:
Class A	$(218,622)	$(634,903)
Class L	$65,112	$78,257

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding (EPS for the Class L common shares is calculated through September 30, 2006 as there were no Class L common shares outstanding in the fourth quarter of 2006):

	Year Ended December 31, 2006	Year Ended December 31, 2005
Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	133,896,683	88,311,214
Dilutive effect of stock option grants	—	—

Diluted number of common and potential Class A common shares outstanding	133,896,683	88,311,214

Weighted average number of common and potential Class L common shares outstanding:
Basic number of Class L common shares outstanding	10,280,462	10,641,959
Dilutive effect of restricted stock grants	1,722	26,294

Diluted number of common and potential Class L common shares outstanding	10,282,184	10,668,253

Earnings (Loss) per common share:
Class A—Basic	$(1.63)	$(7.19)
Class A—Diluted	$(1.63)	$(7.19)

Class L—Basic	$6.33	$7.35
Class L—Diluted	$6.33	$7.34

Stock options to purchase 1,917,720 Class A common shares at an exercise price of $22.98 were outstanding during all periods presented, but were not included in a calculation of diluted earnings per share as the effect of the stock options would be anti-dilutive. Stock options to purchase 3,067,582, including the 2005 options of 1,917,720, Class A common shares at multiple exercise prices were outstanding during the year ended December 31, 2006, but were not included in a calculation of diluted earnings per share as the effect of the stock options would be anti-dilutive.

Unvested stock grants to receive 2,047,768 and 4,966,857 Class A common shares as of December 31, 2006 and 2005, respectively, were not included in a calculation of diluted earnings per share as the effect of the grants would be anti-dilutive.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

5. Acquisitions and Divestitures

Product Acquisitions

Year Ended December 31, 2006

DOVONEX

In April 2003, the Company entered into an alliance with LEO Pharma A/S (“LEO Pharma”), the developer of DOVONEX and TACLONEX (and owner of the patents covering these products), and Bristol-Myers, the then exclusive licensee of DOVONEX in the United States. DOVONEX is a leading non-steroidal topical treatment for psoriasis. The Company acquired Bristol-Myers’ rights to DOVONEX on January 1, 2006 for a purchase price of $205,176, including amounts to acquire Bristol-Myers’ inventories of DOVONEX products on hand at the closing date, plus a 5% royalty on net sales of DOVONEX through 2007. The Company funded the payment of the purchase price by borrowing $200,000 under the delayed-draw term loan portion of the Company’s senior secured credit facility and the remainder using cash on hand. On January 1, 2006, the license and supply agreement with LEO Pharma for DOVONEX became effective and the Company’s co-promotion agreement with Bristol-Myers terminated. Under the LEO Pharma license and supply agreement, the Company will pay LEO Pharma a supply fee for DOVONEX equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty would be reduced to 5% if a generic equivalent of DOVONEX were introduced. The purchase price of $205,176 was allocated to the fair value of the assets acquired as follows:

Inventory	$6,640
Intangible assets	198,536

$205,176

TACLONEX

TACLONEX is a psoriasis product that combines calcipotriene, the active ingredient in DOVONEX, with the corticosteroid betamethasone dipropionate in a single topical treatment. Under various agreements with LEO Pharma, the Company paid $2,000 in December 2001, an additional $10,000 in April 2003 and, in February 2006, a final milestone payment of $40,000 following the U.S. Food and Drug Administration (“FDA”) approval of TACLONEX, to become the exclusive licensee of TACLONEX in the United States. Under the terms of a license and supply agreement with LEO Pharma, the Company will pay a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement). The Company funded the $40,000 payment to LEO Pharma by borrowing under the delayed-draw term loan portion of the senior secured credit facility. The final $40,000 milestone payment was recorded as an acquired intangible asset (within the DOVONEX / TACLONEX product family) in the Company’s balance sheet.

Other

The DOVONEX and TACLONEX supply agreements provided that each year the parties will mutually agree to a level of minimum sales of the products for the following year. As of December 31, 2006 no minimum sales levels were established with respect to DOVONEX or TACLONEX for 2007. The product pricing under these supply agreements with LEO Pharma are determined based on a percentage of net product sales (as calculated under the applicable agreements).

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Year Ended December 31, 2005

The Acquisition

On October 27, 2004, a company formed by affiliates of Bain Capital Partners LLC, DLJ Merchant Banking III, Inc., J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. (collectively the “Sponsors”) reached an agreement on the terms of a recommended acquisition of the Predecessor. The Acquisition became effective on January 5, 2005 and, following a series of transactions, the Company acquired 100% of the share capital of the Predecessor. The Predecessor’s shareholders received 862 pence sterling (USD$16.17) in cash for each ordinary share, valuing the aggregate share capital at $3,014.4 million at the settlement date exchange rate of 1.8763 USD/GBP.

To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of the Company’s management, indirectly funded equity contributions of $1,282.8 million to the Company and certain of its subsidiaries. In addition, certain of the Company’s subsidiaries borrowed an aggregate $2,020.0 million to fund the Acquisition.

The Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The total purchase price, including direct costs of acquisition of approximately $3,152.1 million, was allocated to the acquired assets and liabilities based on their estimated fair values at the Acquisition Date. These allocations were determined by management using its assumptions related to the future cash flows expected to be generated from the assets. The excess of the purchase price over the underlying assets acquired and liabilities assumed was allocated to goodwill, which is not deductible for tax purposes. The following table summarizes the estimated values of the assets acquired and liabilities (in thousands) assumed:

Cash	$229,565
Accounts receivable, net	37,351
Inventory, net	45,125
Prepaid expense and other current assets	8,764
Purchased in-process research and development	280,700
Property, plant and equipment	31,708
Intangible assets, definite-lived	1,733,395
Intangible assets, indefinite-lived	30,000

Total assets acquired	$2,396,608

Accounts payable and accrued expenses	$141,556
Long-term debt	195,000
Other non-current liabilities	2,744
Current and deferred income taxes	165,965

Total liabilities assumed	$505,265

Fair value of net assets acquired	$1,891,343

Goodwill resulting from acquisition at December 31, 2005	$1,260,777	(1)

(1)	See Note 9.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Prior to the Acquisition, shares of the Predecessor were publicly traded in the United Kingdom and the United States. The price at which the Acquisition was completed was the result of a competitive process involving several qualified potential purchasers. The recognition of goodwill was the result of a number of factors which contributed to the acquisition price representing a significant premium to the value of identified net assets acquired. These factors included among others: the prospective value of the Company as a platform to complete future acquisitions, the potential tax advantages afforded by the Company’s significant operations in Puerto Rico and the Republic of Ireland and the value of an intact senior management team with a track record of successful execution of value creating strategies.

Approximately $280,700 of the purchase price represents the estimated fair value of product development projects that, as of the acquisition date, were not approved by the U.S. Food and Drug Administration (“FDA”) for promotion and sale in the United States and had no alternative future use (in-process research and development or “IPR&D”). Accordingly, this amount was immediately expensed and is included in the Company’s consolidated statement of operations for the year ended December 31, 2005. The estimated fair value of the acquired IPR&D is comprised of the following projects:

Value of Acquired IPR&D
WC 2060 (oral contraceptive)	$182,700
LOESTRIN 24 FE (oral contraceptive)	30,000
TACLONEX (combination product for psoriasis)	68,000

Total	$280,700

The estimated fair value of these projects was determined based on the use of a discounted cash flow model using a discount rate of 13.0%. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development, obtaining FDA approval and commercialization.

We had intended to submit an NDA for an oral contraceptive, WC 2060, in 2006, but based on discussions with the FDA have concluded that an additional clinical study would be necessary to support the application. Consequently, we have decided not to proceed with this project.

TACLONEX and LOESTRIN 24 FE were approved by the FDA in January and February of 2006, respectively, and began generating revenue in the first quarter of 2006. The timing of the approvals was generally in line with the assumptions made in estimating the value of the acquired IPR&D for these two product development projects.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following unaudited pro forma operating data presents the results of operations for the Predecessor for the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004, as if the Acquisition had occurred at the beginning of the fiscal year ended September 30, 2004, assuming that the financing described above was used to complete the Acquisition and was outstanding throughout the period, and assuming that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that would have occurred had the transaction actually taken place on the first day of the respective periods, or of future results of operations:

	Predecessor
	Pro Forma for the Quarter Ended December 31, 2004	Pro Forma for the Fiscal Year Ended September 30, 2004
Revenue	$136,893	$490,248
Interest expense, net	$(31,794)	$(127,178)
Net loss from continuing operations	$(74,736)	$(396,964)
Net loss	$(74,736)	$(388,253)

Included in the pro forma amounts for the periods shown above are (i) the net interest expense that would have been incurred based on the debt incurred to complete the Acquisition, including amortization of deferred financing fees, (ii) increased amortization of intangible assets based on the increased carrying value of the Company’s assets following the application of purchase accounting, (iii) lower income for the twelve-month periods due to the $22,381 write-up of acquired inventory to fair value being recognized in cost of sales, (iv) a write-off of $280,700 of purchased in-process research and development recognized in the twelve-month periods, (v) $30,282 of foreign exchange costs incurred to hedge the Acquisition price and recognized as expense in the twelve-month periods, (vi) $13,412 of incremental expenses directly related to the closing of the transaction, and (vii) management fees of $1,250 per quarter reflecting management fees payable to the Sponsors under a management agreement entered into in connection with the Acquisition.

Year Ended September 30, 2004

Pursuant to an option and license agreement dated March 24, 2004 between Barr Laboratories, Inc. (“Barr”) and the Company, Barr granted the Company an option to acquire a license to sell the products in the United States under Barr’s abbreviated new drug application (an “ANDA”) referencing the Company’s OVCON 35 product. The License Agreement provided that if the Company exercised the option, it would make a $19,000 payment to Barr. The Company exercised the option on May 7, 2004. The license is fully paid and exclusive for the first five years. At the end of the five year term, the license may be extended on a non-exclusive basis for an additional five year period. Pursuant to a finished product supply agreement dated March 24, 2004, Barr agreed to provide all of the Company’s requirements for finished product throughout the term of the License Agreement.

On May 3, 2004, the Company entered into a purchase and sale agreement with Pfizer Inc. (“Pfizer”) for the purchase of certain assets and the assumption of certain liabilities of the Pfizer manufacturing plant located in Fajardo, Puerto Rico for a cash consideration of $4,000. The purchased assets consisted of, among other things, the manufacturing plant and all other assets owned by Pfizer used solely in connection with the Fajardo facility. Pursuant to a transitional services agreement, Pfizer agreed to provide services to the Company at agreed prices and for a certain period of time to assist in an orderly transfer of the Fajardo facility. In addition, under a transitional supply agreement, the Company agreed to manufacture certain products for Pfizer for approximately two years at an agreed manufacturing cost.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Divestitures—included as continuing operations

Certain divested LOESTRIN products are included as continuing operations in the financial statements of the Predecessor since the Company continued to derive revenue and cash flows related to LOESTRIN under the agreement to supply the product to Duramed Pharmaceuticals, Inc. (“Duramed”) as described below.

On March 24, 2004 the Company granted an exclusive license to Duramed, a wholly-owned subsidiary of Barr, to market and sell specific LOESTRIN products in the United States and Canada. The Company received a license fee of $45,000. The license has an initial term of 15 years and is automatically renewable for successive periods of five years, unless terminated sooner pursuant to the terms of the agreement. Under a finished product supply agreement dated March 24, 2004, the Company agreed to supply Duramed with LOESTRIN products until April 1, 2008. No gain or loss was recognized on the sale of the LOESTRIN rights since the $45,000 was equivalent to the carrying value of the LOESTRIN assets. LOESTRIN generated revenues of $26,256 in the fiscal year ended September 30, 2004, from sales of LOESTRIN finished product under the supply agreement with Duramed.

Divestitures—included as discontinued operations

On April 28, 2004, the Company sold the companies, businesses and assets that formerly constituted the Company’s U.K. pharmaceutical product sales and marketing business to Galen Limited (formerly Nelag Limited). Consideration received from the sale was $71,800 (£40,400).

On May 10, 2004, the Company disposed of its U.K sterile solutions business, (the “IVEX Business”), for a total cash consideration of $4,500 (£2,500) plus working capital, to Gambro BCT.

Other

In connection with the Company’s acquisitions during the year ended September 30, 2003, the Company entered into certain supply agreements containing minimum product purchase obligations. As of December 31, 2006 these obligations required the Company to purchase products having an aggregate purchase price of at least $11,947. In addition, the DOVONEX and TACLONEX supply agreements provided that each year the parties will mutually agree to a level of minimum sales of the products for the following year. As of December 31, 2006 no minimum sales levels were established with respect to DOVONEX or TACLONEX for 2007. The product pricing under the Company’s supply agreements was agreed through arm’s length negotiations and is determined on a cost-plus basis or as a percentage of net product sales (as calculated under the applicable agreement).

6. Derivatives and Fair Value of Financial Instruments

Derivative Financial Instruments

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive (loss) income, depending on the timing and designated purpose of the derivative.

The Company entered into a foreign currency hedge that was utilized for the payments due in British pounds to the selling stockholders to complete the Acquisition. These derivative transactions were settled on the Acquisition closing date and the resulting loss of $30,282 is included in “Transaction costs” in the consolidated statement of operations for the year ended December 31, 2005.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

On May 3, 2005, WCCI entered into interest rate swap contracts covering $450,000 notional principal amount of its variable rate debt, of which $400,000 remained in effect as of December 31, 2006. On June 16, 2006, WCCI executed two additional interest rate swap contracts (one of which will become effective at a future date) to limit its exposure to future unfavorable movements in interest rates. These swaps cap the interest rates on the covered portion of WCCI’s variable rate debt. WCCI entered into the interest rate swaps specifically to hedge a portion of it’s exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps which were still in effect as of December 31, 2006 or will become effective in future periods are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	May-03-05	May-03-07	90 day LIBOR	3.965%
$200,000	May-03-05	May-03-08	90 day LIBOR	4.132%
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%

The interest rate swaps effectively convert a portion of the variable rate debt under the senior secured credit facility to fixed rates. For the years ended December 31, 2006 and 2005, a (loss)/gain of $(5,253) and $5,157, respectively, related to these derivative instruments designated as cash flow hedges was recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current assets.

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets at December 31, 2006 and 2005 for cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value liability of $96 for all swaps) is at variable rates and reprices frequently. The fair value of the Notes ($399,750) represents the market value of the notes on December 31, 2006. The Company’s long-term assets are not considered to be financial instruments.

7. Inventories

Inventories consist of the following:

	As of December 31, 2006	As of December 31, 2005
Finished goods	$44,747	$13,490
Raw materials	21,629	17,908

	$66,376	$31,398

Amounts above are net of $10,116 and $4,741 related to inventory obsolescence reserves as of December 31, 2006 and December 31, 2005, respectively. Product samples are stated at the lower of cost or market ($4,827 and $4,608 as of December 31, 2006 and December 31, 2005, respectively) and are included in prepaid expense and other current assets.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

8. Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2006	As of December 31, 2005
Land and buildings	$20,266	$18,039
Plant and machinery	15,740	11,547
Computer equipment and software	14,080	4,740
Furniture and fixtures	1,329	1,284
Construction in Process	5,203	4,589

	56,618	40,199
Less accumulated depreciation	10,583	3,097

	$46,035	$37,102

Depreciation expense was $7,177 and $3,097 in the years ended December 31, 2006 and 2005, $1,019 in the quarter ended December 31, 2004, and $2,083 in the fiscal year ended September 30, 2004, respectively.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years. In 2006, goodwill was re-valued from $1,260,777 to $1,241,452 due to a change in tax valuation assumptions.

Components of the Company’s intangible assets as of December 31, 2006, which include first quarter additions of DOVONEX for $198,536 and TACLONEX for $40,000 (both components of the DOVONEX / TACLONEX product family), consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$83,185	$317,815
ESTROSTEP FE	186,700	102,228	84,472
ESTRACE Cream	411,000	85,463	325,537
FEMHRT product family	280,800	89,465	191,335
FEMRING	29,301	3,905	25,396
ESTRACE Tablets	31,500	4,200	27,300
FEMTRACE	10,695	1,422	9,273
DORYX	331,300	63,183	268,117
DOVONEX / TACLONEX product family	249,536	17,147	232,389
SARAFEM	57,800	45,123	12,677
DURICEF	29,000	29,000	—
MOISTUREL	10,900	1,454	9,446

Total Definite-lived intangible assets	2,029,532	525,775	1,503,757

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,059,532	$525,775	$1,533,757

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Aggregate amortization expense related to intangible assets was $253,425 and $272,349 (including $38,876 related to impairment) in the years ended December 31, 2006 and 2005, respectively. Amortization expense (before the acquisition) was 21,636 in the quarter ended December 31, 2004 and $52,374 in the fiscal year ended September 30, 2004. Included in amortization expense in the year ended December 31, 2006 is additional amortization of $11,928 related to the ESTROSTEP FE intangible asset as a result of changes in the Company’s forecast of future cash flows. During the quarter ended December 31, 2006, the Company re-evaluated the future cash flows for the FEMHRT product family due to changes in assumptions. As a result of the decrease in promotional efforts for FEMHRT, the Company accelerated the amortization of the intangible to match the future cash flows from the product family. As a result, an additional $8,755 of amortization expense was taken during the quarter ended December 31, 2006.

Estimated amortization expense for each of the next five years is as follows:

Amortization
2007	$201,412
2008	178,732
2009	173,059
2010	145,122
2011	129,823

10. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2006	As of December 31, 2005
Royalties under product licensing agreements	$9,755	$—
Payroll, commissions, and employee costs	13,912	14,973
Sales returns reserve	35,461	23,662
Medicaid rebate accrual	6,095	8,631
Interest payable	18,903	27,395
Contingent liabilities	36,137	38,465
Provision for loss contracts	8,140	6,815
Advertising and promotion	1,516	3,545
Other	6,182	14,230

	$136,101	$137,716

11. Indebtedness

Predecessor Indebtedness

All indebtedness of the Predecessor outstanding on the Acquisition Date was repaid and retired on January 18, 2005 from the net proceeds of the Acquisition financings. No gain or loss was recognized on the extinguishment of the $195,000 of Predecessor indebtedness.

Senior Secured Credit Facility

On January 18, 2005, Holdings III and its subsidiaries, Warner Chilcott Corporation (“WCC”) and WCCI, entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

other lenders. The senior secured credit facility consists of a $1,400,000 single-draw term loan, a $240,000 delayed-draw term loan and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing lines, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate $250,000. However, the lenders are not committed to provide these additional tranches.

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

The $1,400,000 single-draw term loan was drawn in a single drawing on January 18, 2005 to (i) finance, in part, the purchase of Warner Chilcott PLC shares, (ii) refinance certain existing debt of the Predecessor and its subsidiaries and (iii) pay the fees and expenses related to the Acquisition and related financings. Amounts borrowed under the single-draw term loan that are repaid or prepaid may not be re-borrowed. In 2006, the $240,000 delayed-draw facility was utilized for the acquisition of the U.S. rights to the prescription pharmaceutical product DOVONEX from Bristol-Myers for $200,000 and a $40,000 milestone payment to LEO Pharma following FDA approval of TACLONEX. During the year ended December 31, 2006, the Company borrowed an aggregate $84,600, under its revolving credit facility for various working capital purposes. Loans and letters of credit under the revolving credit facility are available at any time prior to the final maturity of the revolving credit facility, in minimum principal amounts specified in the senior secured credit facility. Amounts repaid under the revolving credit facility may be re-borrowed. As of December 31, 2006, there were no borrowings outstanding under the revolving credit facility.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $405,000 with the proceeds from the IPO in September of 2006 and an optional prepayment of $50,000 in December of 2006, the scheduled quarterly repayments of the term loans are $11,790 annually beginning in the first quarter 2007. The revolving credit facility matures January 18, 2011. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt, other than permitted debt under the senior secured credit facility, and up to 50% (with reductions based on leverage) of excess cash flow (as defined in the senior secured credit facility). Additional optional prepayments may be made at any time without premium or penalty.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of December 31, 2006, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Interest on term borrowings accrued, at the option of Holdings III, at LIBOR plus 2.75% or Adjusted Base Rate (“ABR”) plus 1.75% through April 24, 2006. On April 25, 2006, Holdings III, WCC and WCCI entered into an amendment to the senior secured credit facility under which the interest rates applicable to outstanding and future term borrowings were reduced by 0.25%. These interest rates would be reduced by an additional 0.25% if: (i) the term borrowings receive a rating of B1 or higher from Moody’s Investors Service, Inc. and B+ or higher from Standard & Poor’s or (ii) the leverage ratio (as defined under the senior secured credit facility) is equal to or less than 5.75 to 1 and the additional reduction would remain in effect as long as the required ratings or leverage ratio were maintained. Under the terms of our senior secured credit facility, the interest rates applicable to all outstanding and future borrowings were reduced by 0.25% effective November 10, 2006 as a result of the September 30, 2006 leverage ratio being less than 5.75 to 1. There was also a commitment fee of 1.375% on the unused portion of the delayed-draw facility. As of December 31, 2006 there is no longer a delayed-draw commitment fee as these were fully drawn (see Note 5). On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The interest rates on borrowings under the revolving credit facility accrue, at Holdings III’s option, at LIBOR plus 2.50% or ABR plus 1.50%. Holdings III also pays a commitment fee initially set at 0.5% of the unused portion of the revolving credit facility ($150,000 unused as of December 31, 2006). The interest rate spreads for revolving credit loans and the revolving credit commitment fee are subject to downward adjustment conditioned upon reductions in our leverage ratio. Based on the Company’s leverage ratio as of September 30, 2006 effective November 10, 2006 interest rates under the revolving credit facility were reduced to LIBOR plus 2.00% or ABR plus 1.00% and the commitment fee decreased to 0.375%. Additionally, based on our leverage ratio at December 31, 2006, on or about March 23, 2007 interest rates under the revolving credit facility will be reduced to LIBOR plus 1.75% or ABR plus 0.75%.

For information relating to interest rate swaps covering $600,000 notional principal amount, refer to Note 6.

8 3/4% Senior Subordinated Notes (“Notes”)

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600,000 principal amount of 8 3/4% Notes due 2015. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), Inc.) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. Proceeds from the issuance of the Notes, net of issuance expenses, were $572,768 and were used to fund a portion of the Acquisition of Warner Chilcott PLC. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium. On or after February 1, 2010, WCC may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, WCC may, at its option, at any time prior to February 1, 2008 redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 108.75% of the principal amount. In connection with the IPO, WCC exercised this option and redeemed $210,000 of these notes on October 31, 2006 for a total price of $228,375 (108.75% of the principal amount) plus accrued interest.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

If Holdings III or WCC were to undergo a change of control, each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of December 31, 2006 the Company was in compliance with all covenants.

On July 15, 2005, Holdings III filed an S-4 registration statement covering the registration of an aggregate principal amount of $600,000 of new 8 3/4% Notes due 2015 of WCC that may be exchanged for an equal principal amount of the notes. The registration statement also covers the resale of the registered notes by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. and their affiliates that are affiliates of Holdings III in market making transactions. On April 20, 2006, Holdings III filed Amendment No. 1 to the registration statement. On April 21, 2006, the SEC declared the S-4 registration statement effective. Due to delays in having the S-4 registration statement declared effective, Holdings III incurred penalty interest on the notes beginning on December 15, 2005. As of April 21, 2006 the interest rate on the Notes reverted to the stated 8 3/4% rate. On May 23, 2006, WCC completed the exchange offer and exchanged all of the notes for new 8 3/4% Notes due 2015.

The Indenture required that Holdings III provide to holders of the Notes the information required to be contained on Form 10-K, Form 10-Q and Form 8-K under the Securities Exchange Act of 1934 (the “Exchange Act”). Since the Company has no material assets, liabilities or operations other than its ownership of Holdings III, the information that would be included in the Exchange Act reports filed with the SEC by the Company following the IPO would be identical in all material respects to the information included in the reports required to be filed by Holdings III under the Indenture. In light of the foregoing, the Company and Holdings III deemed it advisable to eliminate having two companies within the same consolidated group required to file reports with the SEC containing materially identical information. Accordingly, on October 19, 2006, the Company entered into a supplement to the Indenture (the “Supplemental Indenture”), without the consent of the holders of the Notes, relating to the Indenture in order to:

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Components of Indebtedness

As of December 31, 2006, the Company’s funded debt included the following:

	Current Portion as of December 31, 2006	Long-Term Portion as of December 31, 2006	Total Outstanding as of December 31, 2006
Revolving credit loan	$—	$—	$—
Term loans	11,790	1,148,960	1,160,750
Notes	—	390,000	390,000

Total	$11,790	$1,538,960	$1,550,750

As of December 31, 2006, mandatory repayments of long-term debt in each of the five years ended December 31, 2007 through 2011 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2007	$11,790
2008	11,790
2009	11,790
2010	11,790
2011	8,843
Thereafter	1,494,747

Total long-term debt	$1,550,750

12. Stock-Based Compensation Plans

The Company adopted the provisions of SFAS No. 123R effective with the commencement of operations on the date of the Acquisition. All share-based payments to employees, including grants of employee stock options and restricted shares are measured at fair value on the date of grant and recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting.

Total stock compensation expense recognized for the years ended December 31, 2006 and 2005 was $17,787 and $6,532 (related tax benefit was 6,656 and 2,470, respectively), respectively. Of the amounts recognized in the year ended December 31, 2006, $1,432 related to the 2005 grants (excluding the immediate vesting of the ROC shares which resulted in a one-time expense of $1,275.). Unrecognized future compensation expense was $10,810 as of December 31, 2006 which will be recognized as an expense over a remaining weighted average period of 1.26 years.

The Company has registered 9,310,358 shares of our Class A common stock for issuance under our 2005 Equity Incentive Plan.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

2006 Equity Awards

In connection with the IPO, the Company’s board of directors granted additional equity-based incentives to its employees and approved a change to the vesting criteria with respect to the return on capital restricted shares held by members of management. The additional equity-based incentives resulting from the IPO include: (i) grants of 892,638 Class A common shares to certain members of senior management which immediately vested at the IPO price of $15.00 per share for a total expense of $13,390, (ii) grants of 237,175 restricted Class A common shares granted at the IPO price of $15.00 per share to be expensed over the four year vesting period ($3,166 as the aggregate compensation expense to be recognized assuming a historical forfeiture rate), and (iii) non-qualified options to purchase 1,164,629 Class A common shares to employees at an exercise price of $15.00, which will vest over four years. These options are recognized into expense at their fair value of $8.02 per share ($8,316 as the aggregate compensation expense to be recognized assuming a historical forfeiture rate) using the Black-Scholes method of valuation. The options have a term of ten years and a grant price equal to the market value on the date of grant. In addition to the grants made on the date of IPO, the Company has since granted employees and Directors 2,795 restricted Class A common shares and 8,133 non-qualified options to purchase Class A common shares at varying prices ($86 as the aggregate compensation expense to be recognized assuming a historical forfeiture rate).

In establishing the value of the options on the grant date, the Company assumed that its Class A common shares, although having no volatility history, share the same volatility as a defined group of comparable companies. The expected holding period for these options is longer than would be expected for options with exercise prices equal to the fair market value per share on the date of grant. The Company assumed that the options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

Dividend yield	None
Expected volatility	50.00%
Risk-free interest rate	4.63 – 4.76%
Expected term (years)	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted in 2006 is 9.7 years.

In 2006, equity awards were made in two categories, (1) IPO awards and (2) non-IPO awards. The IPO awards were granted at $15.00 per share (restricted Class A common shares and non-qualified options to purchase Class A common shares) with the non-qualified options to purchase Class A common shares having a fair value of $8.02 per share using the Black-Scholes method. The non-IPO awards were granted with exercise prices ranging from $13.19 to $13.82 per share. Using the Black-Scholes model, the fair value of non-qualified options to purchase Class A common shares ranged between $7.04 and $7.39 per share.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of the 2006 equity award grants of restricted Class A common shares:

	Class A Grants to Senior Management		Class A Grants
(in thousands except per share amounts)	Shares Granted	Weighted Average Fair Value on Grant Date	Shares Granted	Weighted Average Fair Value on Grant Date
Balance January 1, 2006	—	—	—	—
IPO Granted shares / options	892.6	$15.00	237.2	$15.00
Granted shares / options	—	—	2.8	$13.54
Repurchased shares	(406.2)	$15.00	—	—
Expired shares	—	—	—	—
Exercised shares	—	—	—	—
Forfeited shares	—	—	(2.2)	$15.00

Balance December 31, 2006	486.4	$15.00	237.8	$14.98

Vested at December 31, 2006	486.4	$15.00	—	—

The following is a summary of the 2006 equity award grants for options to purchase Class A common shares:

	Class A Options
(in thousands except per share amounts)	Options Granted	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance January 1, 2006	—	—	—
IPO Granted shares / options	1,164.6	$8.02	$15.00
Granted shares / options	8.1	$7.18	$13.43
Repurchased shares	—	—	—
Expired shares	—	—	—
Exercised shares	—	—	—
Forfeited shares	(22.9)	$8.02	$15.00

Balance December 31, 2006	1,149.8	$8.01	$14.99

Vested and exercisable at December 31, 2006	—	—	—

The intrinsic value on the options to purchase Class A common shares that have a weighted average exercise price of $13.43 is $3. The closing price of the common stock on The NASDAQ Global Market on December 31, 2006, was $13.82 and as such, the options to purchase Class A common shares at a weighted average exercise price of $15.00 have no intrinsic value.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

2005 Equity Awards

(A) Equity Strip Grants

On March 28, 2005, certain employees of the Company were granted strips of equity securities including Class L common shares, Class A common shares and Preferred Shares in Holdings II (the “Strip Grants”). The Strip Grants became fully vested on January 18, 2006. In 2006, the Company recognized $329 of stock compensation expense relating to the 18 days of vesting in 2006. The Company recognized $4,931 of stock compensation expense in the year ended December 31, 2005. All outstanding Class L common shares and Preferred Shares in Holdings II were redeemed or converted in connection with the IPO as discussed in Note 3.

(B) Restricted Class A Common Share Grants

During 2005, participants in the Company’s 2005 Equity Incentive Plan (the “Plan”) were granted 4,927,322 restricted Class A common shares. The fair value of these shares on the grant dates determined by the Company taking into consideration an independent valuation report was $1.00 per share. The restricted shares vest based on three criteria:

Time Vesting restricted shares. One-third of the restricted share grants (1,642,441 shares valued at $1,643) vest 25% per year for four years on the anniversary of the grant dates. If a grantee’s employment with the Company is terminated in the first year for cause or the grantee leaves other than for good reason, the shares are forfeited. Thereafter, if the grantee leaves the Company for any reason or is terminated, the Company has the right, but not the obligation, to purchase any unvested shares for the lower of $1.00 per share or then current fair market value. If the Company does not exercise this option the unvested shares become vested. The fair value of the time vesting restricted share grants is recognized as expense on an accelerated basis. Compensation expense for the time vesting restricted shares in the years ended December 31, 2006 and 2005 was $550 and $636, respectively.

Performance Vesting restricted shares. One-third of the restricted share grants (1,642,440 shares valued at $1,642) vest up to 25% per year for each calendar year based on the Company’s reported operating profit (as defined) in relation to targets and floors specified in the Plan. The Company has the option to purchase shares that remain unvested after four years at the lower of $1.00 per share or then current fair market value. If the Company does not exercise this option, the unvested shares become vested. The fair value of the shares is recognized as expense on an accelerated basis based on the expected vesting amounts and dates. Compensation expense for the performance vesting restricted shares in the years ended December 31, 2006 was $379 and $779, respectively.

Return of Capital Vesting restricted shares. One-third of the restricted share grants (1,642,441 shares valued at $1,642) vested based upon certain investors in the Company receiving consideration in respect of their investments in those entities aggregating more than 250% of their investment amounts. Prior to the IPO, the Company recognized compensation expense under the old vesting criteria of $174 in the nine months ended September 30, 2006, respectively. In connection with the IPO, all unvested return on capital shares became immediately vested, which resulted in the acceleration of the unamortized compensation expense of $1,275. Compensation expense recognized for the year ended December 31, 2005 was $186.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of the restricted Class A common share grants for the 2005 awards:

	Class A Common Shares
(in thousands except per share amounts)	Shares Granted	Weighted Average Fair Value on Grant Date	Aggregate Grant Date Fair Value
Balance January 1, 2005	—	—	—
Granted shares	4,927.3	$1.00	$4,927.3
Forfeited shares	—	—	—

Balance December 31, 2005	4,927.3	$1.00	$4,927.3

Vested at December 31, 2005	—	—	—

Granted shares	—	—	—
Repurchased shares	(72.6)	$1.00	$(72.6)
Forfeited shares	—	—	—

Balance December 31, 2006	4,854.7	$1.00	$4,854.7

Vested at December 31, 2006	2,430.0	$1.00	$2,430.0

(C) Non-Qualified Stock Options—2005

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

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted in 2005 is 8.2 years.

The fair value of the options is recognized as expense over the four-year vesting period on an accelerated basis.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

A summary of stock option activity for the 2005 stock option awards is presented below:

(in thousands except per share amounts)	Class A Shares Subject to Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance January 1, 2005	—	—	—
Granted shares	1,918	$0.0098	$22.98
Forfeited shares	—	—	—
Expired	—	—	—
Exercise	—	—	—

Balance December 31, 2005	1,918	$0.0098	$22.98

Exercisable at December 31, 2005	—	—	—

Granted shares	—	—	—
Forfeited shares	—	—	—
Expired	—	—	—
Exercise	—	—	—

Balance December 31, 2006	1,918	$0.0098	$22.98

Exercisable at December 31, 2006	479.5	$0.0098	$22.98

The closing price of the common stock on The NASDAQ Global Market on December 31, 2006, was $13.82 and as such, the options to purchase Class A common shares at a weighted average exercise price of $22.98 have no intrinsic value.

13. Shareholders’ Equity

The Company has one class of common shares, the Class A common shares, par value $0.01 per share, with 500,000,000 shares authorized, 251,047,875 shares issued and 250,557,866 shares outstanding as of December 31, 2006. As a result of the IPO, each Class L common share converted into one Class A common share plus an additional number of Class A common shares determined by dividing (i) $74.52 plus an amount sufficient to generate an internal rate of return on each Class L common share equal to 10% annually (compounded quarterly) at the date of conversion by (ii) the IPO price. In connection with the IPO, the outstanding Class L common shares all of which were held by the Sponsors, certain institutional investors and members of the Company’s management (10,669,441) were converted into 76,549,828 Class A common shares pursuant to the Company’s bye-laws. In addition, 118,246 Preferred Shares in Holdings II were converted into 9,480,302 Class A common shares and 286,115 Preferred Shares in Holdings II were redeemed for $327,164. As of December 31, 2006 there were no Class L common shares or Preferred Shares in Holdings II outstanding.

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

14. Preferred Stock in Subsidiary

On October 27, 2004, a company formed by affiliates of the Sponsors reached an agreement on the terms of a recommended acquisition of Warner Chilcott PLC. The Acquisition became effective on January 5, 2005 and, following a series of transactions, the Company acquired 100% of the share capital of the Predecessor.

To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of the Company’s management, indirectly funded equity contributions of $1,282,851 to the Company and certain of its subsidiaries. The Company’s initial equity of $880,029 was funded with contributions to purchase Class A and Class L common shares of the Company. The Company’s wholly-owned subsidiary, Holdings II’s, initial equity of $402,822 was funded through issuance of Preferred Shares. In addition, certain members of management were granted Preferred Shares in connection with the Acquisition. Each Preferred Share had a liquidation preference of $1,000 plus a cumulative accretion on the stock at a rate of 8% per annum, compounded quarterly. In connection with the Company’s IPO, Holdings II redeemed or converted all outstanding Preferred Shares at the liquidation value. Holdings II converted $135,000 of Preferred Shares or 118,246 Preferred Shares into 9,480,302 shares of the Company’s Class A common shares. In addition, 286,115 Preferred Shares were redeemed at liquidation value of $327,164 on September 27, 2006 with the funds received from the IPO.

Accretion on Holdings II’s Preferred Shares was $26,190 and $31,533 for the years ended December 31, 2006 and 2005, respectively ($57,723 cumulative accretion over the life of the Preferred Shares). These amounts have been expensed in the condensed consolidated statements of operations of the Company. As of December 31, 2006 there were no Preferred Shares outstanding.

15. Commitments and Contingencies

The Company has contingent purchase price obligations in connection with two product acquisitions, which are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Payments related to these two products totaled $28,800 for the years ended December 31, 2006 and 2005. Assuming that the products maintain market exclusivity for the remaining duration of the patents, the Company would make payments of:

Year
2007	24,000
2008	11,600
2009	11,600
2010	2,900

Total	$50,100

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers which aggregate to $29,731. The Company’s aggregate remaining purchase commitments for the next five years as of December 31, 2006 are approximately:

Year
2007	$9,931
2008	12,533
2009	7,267
2010	—
2011	—

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company also has outstanding non-cancelable purchase commitments for raw materials with seven suppliers, which aggregate $40,547, and are payable within one year.

DOVONEX and TACLONEX Commitments

The Company acquired Bristol-Myers’ rights to DOVONEX and related inventory on January 1, 2006 for a purchase price of $205,176 plus a 5% royalty on net sales of DOVONEX through 2007. Under the LEO Pharma license and supply agreement, the Company will pay LEO Pharma a supply fee for DOVONEX equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty will be reduced to 5% if a generic equivalent of DOVONEX is introduced.

Under the terms of the TACLONEX license and supply agreement, the Company will pay LEO Pharma a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement).

Product Development Agreements with LEO Pharma

In September 2005, the Company entered into agreements with LEO Pharma under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. Under the product development agreement the Company may make payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $150,000. In addition, we have agreed to pay a supply fee and royalties to LEO Pharma on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, the Company entered into an agreement with LEO Pharma to acquire an option to purchase certain rights with respect to a topical dermatology product in development. The Company paid $3,000 for the option upon signing (which was recorded as research and development expense in the year ended December 31, 2006) and will pay an additional $3,000 upon completion of development milestones. The purchase price for the product will be negotiated by LEO Pharma and the Company if the option is exercised.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

16. Income Taxes

Warner Chilcott operates in five primary tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The following table shows the principal reasons for the difference between the effective tax rate and the U.S. or UK statutory income tax rate as applicable:

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
U.S./U.K. statutory rate	35.0%	35.0%	30.0%	30.0%

(Loss) / income before taxes	$(164,657)	$(569,768)	$(17,530)	$202,367

Income tax (benefit) / provision at U.S. / U.K. statutory rate	$(57,630)	$(199,419)	$(5,259)	$60,710
Non-deductible expenses:
Non cash compensation	—	1,067	—	162
In-process research and development	—	98,245	—	—
Transaction costs	—	641	15,292	—
Meals and entertainment & other	3,144	2,646	264	4,541
Effect of foreign tax rates, net	40,864	72,727	892	(8,087)
U.S. state and local taxes	2,764	1,250	—	—
Tax credits	(1,829)	(163)	—	—
Valuation allowance	58	10,599	—	4,827
Other differences, net	1,482	(715)	369	(2,763)

(Benefit) / provision for income taxes	$(11,147)	$(13,122)	$11,558	$59,390

Effective income tax rate	(6.8)%	(2.3)%	65.9%	29.4%

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The UK, the Republic of Ireland, Puerto Rico, Bermuda and U.S. components of (loss) income before taxes and the (benefit) provision for income taxes are presented in the table below:

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
(Loss) / income before taxes:
United Kingdom	$(3,658)	$(30,258)	$(50,724)	$738
Republic of Ireland	3,976	10,394	20,920	87,114
United States	(65,491)	(49,817)	15,709	101,181
Puerto Rico	(29,218)	(457,967)	(3,435)	13,334
Bermuda & other	(70,266)	(42,120)	—	—

Total	(164,657)	(569,768)	(17,530)	202,367

(Benefit) / provision for current taxes:
United Kingdom	(930)	—	(741)	(2,597)
Republic of Ireland	(1,060)	6,883	75	19,496
U.S. federal tax	(2,205)	24,839	6,479	28,223
U.S. state and local taxes	5,923	5,453	1,648	11,707
Puerto Rico	3,091	(1,691)	(37)	300

Total	4,819	35,484	7,424	57,129

Provision / (benefit) for deferred taxes:
United Kingdom	(549)	(443)	(930)	(319)
Republic of Ireland	(244)	(3,819)	7,143	(1,060)
U.S. federal tax	(10,145)	(38,123)	(2,958)	6,442
U.S. state and local taxes	(1,670)	(3,530)	879	(2,802)
Puerto Rico	(3,358)	(2,691)	—	—

Total	(15,966)	(48,606)	4,134	2,261

Total (benefit) / provision for income taxes:	$(11,147)	$(13,122)	$11,558	$59,390

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Deferred income tax items arise because of differences in the book and tax treatment of certain assets and liabilities. The items giving rise to deferred tax assets and liabilities are summarized in the following table:

	As of December 31, 2006	As of December 31, 2005
Deferred tax assets:
Loss carryforwards	$17,520	$12,442
Accrued expenses	19,329	14,980
Inventory	6,988	12,253
State income taxes	3,879	6,069
Deferred interest	8,457	9,747
Other	5,695	3,072

Gross deferred tax assets	61,868	58,563

Deferred tax liabilities:
Intangible assets	(122,901)	(142,327)
Property, plant and equipment allowances	(2,804)	(3,340)
Other	—	(178)

Gross deferred tax liabilities	(125,705)	(145,845)

Valuation allowance	(17,802)	(12,116)

Net deferred tax liabilities	$(81,639)	$(99,398)

At December 31, 2006 and 2005, the Company had cumulative gross net operating loss carryforwards (excluding state and local amounts) of $37,547 and $51,219, respectively, of which $36,213 and $30,908 relate to losses in the U.K. that have an unlimited carryover, and $24 and $20,311 related to losses in Puerto Rico which expire in 2013. At December 31, 2006 the Company had $1,130 related to net operating losses in the U.S. which expire in 2026. For U.S. state and local tax purposes, the Company has a cumulative gross net operating loss carryforward of approximately $172,261 and $68,971 for 2006 and 2005, respectively, which expire in 2012 through 2013. The Company also has a manufacturing credit of $1,050 in Puerto Rico with an indefinite life.

Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred asset related to substantially all of the UK net operating loss carryforwards and the deferred asset related to the U.S. state and local net operating loss carryforwards, and certain other deferred assets, will not be realized. Accordingly, the Company recorded valuation allowances for 2006 of $10,752 and $6,990 and for 2005 of $9,085 and $3,031 related to UK and U.S. state and local deferred tax assets, respectively.

Undistributed income in most of the jurisdictions in which the Company conducts business is not subject to withholding tax. Therefore, the Company has not accrued tax for potential distributions of these earnings. All undistributed earnings generated by the Company’s U.S. operations will be used to pay off its outstanding debt and therefore will not be subject to repatriation.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

17. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. Following is selected information in relation to continuing operations for the years ended December 31, 2006 and 2005, the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004:

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
Revenue by country of origin:
United States	$731,716	$467,811	$118,059	$484,410
All other countries	22,741	47,442	18,834	5,838

Total revenue	$754,457	$515,253	$136,893	$490,248

Revenue breakdown:
Net sales:
OVCON 35/50	$73,842	$90,172	$22,295	$71,518
ESTROSTEP FE	103,007	81,299	17,745	61,702
FEMCON FE	7,527	—	—	—
LOESTRIN 24 FE	44,156	—	—	—
LOESTRIN	—	—	—	26,256
ESTRACE Cream	65,766	53,856	16,100	58,125
FEMHRT	58,736	61,154	16,290	70,536
FEMRING	11,289	10,711	3,742	8,345
ESTRACE Tablets	7,577	9,198	3,551	14,698
FEMTRACE	3,281	2,408	—	—
DORYX	102,432	95,832	18,843	69,486
DOVONEX	146,948	—	—	—
TACLONEX	60,119	—	—	—
SARAFEM	37,936	41,595	13,011	59,520
Other products	8,498	23,580	7,767	33,958
Contract manufacturing product sales	20,829	24,524	11,369	8,304

Total net sales	751,943	494,329	130,713	482,448

Other revenue:
Other revenue	2,514	20,924	6,180	7,800

Total revenue	$754,457	$515,253	$136,893	$490,248

	As of December 31, 2006	As of December 31, 2005
Fixed assets:
United States	$11,551	$6,658
Puerto Rico	17,312	13,391
United Kingdom/Rep. Of Ireland	17,172	17,053

Total	$46,035	$37,102

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

18. Leases

The Company leases land, buildings and motor vehicles under operating leases. The Company’s remaining commitments under the non-cancelable portion of all operating leases for the next five years as of December 31, 2006 are approximately:

2007	$3,348
2008	$1,644
2009	$1,716
2010	$1,577
2011	$1,590

Lease and rental expenses included in selling, general and administrative expenses totaled $6,273 and $4,721 in the years ended December 31, 2006 and 2005, $895 in the quarter ended December 31, 2004 and $1,077 in the fiscal year ended September 30, 2004, respectively.

19. Legal Proceedings

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

The Company’s most significant legal proceedings are described below:

Hormone Therapy Product Liability Litigation

Approximately 553 product liability suits have been filed against the Company related to our hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and conducting investigations of the individual complaints.

The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institutes of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified for the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro™, products marketed by Wyeth. Numerous lawsuits were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

Approximately 75% of the complaints filed against the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits we will have to defend. Of the approximately 553 suits that were filed, 383 have been dismissed and 66 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 26 cases to plaintiffs’ counsel.

The Company maintains product liability insurance coverage for claims in excess of $10 million and up to $30 million. The Company is self-insured for liability in excess of $30 million and up to $40 million, and has insurance coverage for liability from $40 million to $50 million, has coinsurance for amounts from $50 million to $100 million (split 75% self-insured and 25% covered by the insurance carrier), above which the Company is self-insured. The insurance may not apply to damages or defense costs related to any claim arising out of HT products with labeling that does not conform completely with FDA hormone replacement therapy communications to manufacturers of HT products. Labeling changes for ESTRACE Tablets that conform to such communications are currently pending before the FDA. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to us relating to these proceedings is not possible at this time.

FTC Lawsuits Regarding Exercise of Option for a Five-Year Exclusive License to ANDA Referencing OVCON 35

In March 2004, for $1.0 million, Barr granted the Company an option to acquire a five-year exclusive license under an ANDA owned by Barr for which the Company’s OVCON 35 oral contraceptive is the reference drug. In May 2004, the Company exercised this option for an additional payment of $19.0 million. At that time, the Company entered into a finished product supply agreement under which Barr agreed to provide the Company with its requirements for finished OVCON products throughout the term of the license. In September of 2006 the Company introduced a chewable version of OVCON (OVCON 35 FE) and stopped shipping OVCON 35 to consumers as the Company began the process of transitioning from OVCON 35 to OVCON 35 FE (now FEMCON FE). As a result of the launch of OVCON 35 FE, the Company had expected to engage in discussions with Barr about the effect of the launch on the parties’ agreements. However, the Company’s review of its agreements with Barr and the resulting decision to terminate the exclusivity provisions in these agreements relating to OVCON 35 was accelerated when, on September 25, 2006, the Federal Trade Commission (the “FTC”) unexpectedly filed a motion for preliminary injunctive relief that would have required the Company to continue to market and promote Ovcon 35, which, if granted, would have had a materially adverse effect on the Company’s plans for the sale and marketing of Ovcon 35 FE. Accordingly, on September 25, 2006 the Company unilaterally signed a waiver which terminated the exclusivity provisions contained therein. The remaining provisions of the Barr agreements remain unchanged.

On November 7, 2005, the FTC filed suit against the Company and Barr in the U.S. District Court for the District of Columbia. The FTC suit alleged that the Company’s agreements with Barr relating to OVCON 35 (the “OVCON Agreements”) constituted unfair competition under Section 5 of the FTC Act and sought an injunction to remove the OVCON Agreements’ exclusivity provisions and other equitable relief. On October 23, 2006 the Court approved a settlement and entered a final order in this case.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

On November 7, 2005, 21 states plus the District of Columbia filed suit against Barr and the Company in the U.S. District Court for the District of Columbia. An additional 13 states subsequently joined the suit. The suit by the state plaintiffs alleges that the OVCON Agreements violate Section 1 of the Sherman Act and various state antitrust and consumer protection statutes. The state plaintiffs seek civil penalties, injunctive and equitable relief, and attorneys’ fees.

Eight direct purchaser lawsuits were filed against the Company and Barr in the U.S. District Court for the District of Columbia. The direct purchaser plaintiffs allege that the OVCON Agreements violate Section 1 of the Sherman Act. All of the direct purchaser plaintiffs seek treble damages, injunctive relief, and costs including attorneys’ fees. Six of the lawsuits are class actions. The remaining two suits are brought on behalf of individual direct purchasers. On April 14, 2006 the six direct purchaser class action plaintiffs jointly filed an amended consolidated class action complaint and dismissed their complaints in the remaining five cases. On November 27, 2006, the Court appointed Magistrate Judge Alan Kay as a mediator for settlement of the direct purchaser cases at the parties’ request.

One third-party-payor class action lawsuit has been filed against the Company and Barr in the U.S. District Court for the District of Columbia. The third-party-payor plaintiffs allege in their first amended complaint that the OVCON Agreements violate Section 1 of the Sherman Act, the antitrust laws of twenty-three states and the District of Columbia, the consumer protection acts of all fifty states and the District of Columbia, and constitute a cause of action for unjust enrichment in unspecified jurisdictions. The third-party-payor plaintiffs seek an injunction, treble damages, the amounts by which defendants have been unjustly enriched, restitution, disgorgement, a constructive trust, and costs including attorneys’ fees. On April 14, 2006 the third-party-payor plaintiffs filed a second amended class action complaint. In response to defendants’ previous motion to dismiss, the third-party-payor plaintiffs dropped antitrust claims in two states and consumer protection claims in forty-seven states and the District of Columbia.

On May 3, 2006 defendants moved to partially dismiss the third-party-payor plaintiffs’ claims. The third-party-payor plaintiffs opposed the motion. On November 27, 2006, the Court appointed Magistrate Judge Alan Kay as a mediator for settlement of the third-party-payor case at the parties’ request. On March 2, 2007, the Court dismissed without prejudice the Company’s motion to dismiss the third-party-payor plaintiffs’ complaint and ordered the Company’s motion to dismiss to be automatically reinstated on April 20, 2007 if the case is not resolved by that date.

On March 6, 2006, a personal use consumer plaintiff filed a class action lawsuit against the Company and Barr in the U.S. District Court for the District of Columbia. The consumer plaintiff alleges in her original complaint that the OVCON Agreements violate Sections 1 and 2 of the Sherman Act, the antitrust and/or consumer protection laws of eighteen states and the unjust enrichment laws of fifty states. On April 19, 2006 the consumer plaintiff filed an amended class action complaint. The amended complaint dropped claims in four states and added an additional named plaintiff. The consumer plaintiffs seek treble damages, injunctive relief, restitution, disgorgement, and costs, including attorney’s fees.

On May 5, 2006 defendants moved to partially dismiss the consumer plaintiffs’ claims. The consumer plaintiffs opposed the motion. On November 27, 2006, the Court appointed Magistrate Judge Alan Kay as a mediator for settlement of the consumer case at the parties’ request. On March 2, 2007, the Court dismissed without prejudice the Company’s motion to dismiss the consumer plaintiffs’ complaint and ordered the Company’s motion to dismiss to be automatically reinstated on April 20, 2007 if the case is not resolved by that date.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

In August 2006 the Company completed manufacturing validation for a chewable version of OVCON 35, OVCON 35 FE. In September of 2006, the Company launched OVCON 35 FE and stopped shipping OVCON 35 to consumers as the Company began the process of transitioning from OVCON 35 to OVCON 35 FE.

On September 25, 2006, the FTC filed a motion for a preliminary injunction alleging that the Company’s transition from OVCON 35 to OVCON 35 FE would impede the market for a generic version of OVCON 35. The motion sought to require the Company to preserve inventories of regular OVCON 35 in its possession and to continue certain marketing and sales activities related to that product. As a result of the launch of OVCON 35 FE, the Company had expected to engage in discussions with Barr about the effect of the launch on the parties’ agreements. However, the Company’s review of its agreements with Barr and the resulting decision to terminate the exclusivity provisions in these agreements relating to OVCON 35 was accelerated when, on September 25, 2006, the FTC unexpectedly filed a motion for preliminary injunctive relief that would have required the Company to continue to market and promote Ovcon 35, which, if granted, would have had a materially adverse effect on the Company’s plans for the sale and marketing of Ovcon 35 FE. Accordingly, on September 25, 2006 the Company unilaterally signed a waiver which terminated the exclusivity provisions contained therein. The remaining provisions of the Barr agreements remain unchanged. On September 26, 2006, Barr announced that it would launch a generic version of OVCON 35 in October 2006. In October 2006, Barr launched a generic version of OVCON 35. The launch of the generic version will negatively affect the migration of consumers to OVCON 35 FE and could adversely affect the longer term market acceptance of OVCON 35 FE. See the Company’s Registration Statement on Form S-1 (Registration No. 333-134893) “—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.”

On October 5, 2006, the Company filed a motion to dismiss the FTC case for lack of subject matter jurisdiction on the ground that the relief sought by the FTC had been mooted by the Company’s waiver of exclusivity and Barr’s announcement of its plans to launch a generic version of OVCON 35.

On October 10, 2006, the Company agreed to a settlement in principle with the FTC. As a result, the FTC withdrew its motion for a preliminary injunction, and the Company withdrew its motion to dismiss for lack of subject matter jurisdiction. The Court approved the settlement and entered the agreed final order on October 23, 2006. The settlement is a final resolution of all claims filed by the FTC against the Company. Under the terms of the settlement, with respect to any product for which the Company have a new drug application, the Company cannot enter into an agreement with a filer of an ANDA for the product (an “ANDA Filer”), that has all of the following terms: (i) the Company provides the ANDA Filer with anything of value, (ii) the ANDA Filer agrees to limit its research, development, manufacturing, distribution or sale of a generic version of the product and (iii) the agreement unreasonably restrains competition. In addition, the Company cannot enter into any product supply agreement with an ANDA Filer that limits the filer’s development, manufacturing, distribution or sale of the product. The Company is subject to these restrictions for 10 years. Under the terms of the settlement, the Company is not required to pay any monetary damages. The Company also agreed under the settlement to continue to fill orders for OVCON 35 until January 23, 2007. In November 2006, the Company changed the trade name of OVCON 35 FE to FEMCON FE in order to reduce potential market confusion with OVCON 35.

The Company does not believe that the terms of the settlement will have an adverse effect on its financial position, results of operations or ongoing business activities. This settlement does not affect the related pending actions brought by the thirty-four states and the District of Columbia and the private plaintiffs.

The Company continues to vigorously defend these lawsuits. Although it is impossible to predict with certainty the impact that this settlement will have on the continuing actions, or the outcome of any litigation, the Company is confident in the merits of its defense and does not anticipate an unfavorable outcome. An estimate of the range of potential loss to the Company, if any, relating to these proceedings is not possible at this time. If the plaintiffs in these private lawsuits are ultimately successful, the Company may be required to pay damages which could have an adverse impact on the Company’s financial condition, results of operations and cash flows.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

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

In June 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. regarding the Company’s U.S. Patent No. 5,552,394 (the “394 Patent”) which covers LOESTRIN 24 FE. The Paragraph IV certification letter sets forth allegations of non-infringement and invalidity of the 394 Patent. On July 28, 2006 the Company filed a lawsuit against Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) for infringement of the 394 Patent. The Company is seeking a ruling that Watson’s ANDA and proposed ANDA product infringe the 394 Patent and that its ANDA should not be approved before the expiration of the patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the Court to resolve the suit. The parties have begun discovery, but no schedule has yet been set for the case by the Court. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that the Company’s patent is being infringed by Watson.

On or about June 27, 2006, LEO Pharma received notice of a Paragraph IV certification from Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) regarding LEO Pharma’s DOVONEX 0.005% Calcipotriene Solution which is covered by LEO Pharma’s U.S. Patent No. 5,763,426 (the “426 Patent”). DOVONEX Calcipotriene Solution is marketed and sold in the United States by the Company pursuant to a license agreement with LEO Pharma. The Hi-Tech certification letter sets forth allegations of non-infringement and invalidity of the 426 patent. The Company has subsequently received two additional Paragraph IV certifications that contain similar allegations. The Company and LEO Pharma do not intend to bring an infringement action with respect to these certification letters at this time. If Hi-Tech or the other parties are successful in obtaining FDA approval for a generic version of DOVONEX 0.005% Calcipotriene Solution they could market and sell the product as early as January 2008.

On September 21, 2006, LEO Pharma informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s U.S. Patent No. 6,753,013 (the “013 Patent”). The

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

013 Patent covers TACLONEX and certain of LEO Pharma’s products in development. The Company markets and sells TACLONEX in the United States under a license agreement with LEO Pharma and have license rights to the products in development. The reexamination was ordered in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. LEO Pharma intends to vigorously defend the 013 Patent and filed a response with the USPTO on November 13, 2006. The Company is confident in the merits of the claims included in the 013 Patent, particularly based on the timing, extent and quality of the development work conducted by LEO Pharma with vitamin D analogues in combination with corticosteroids. The Company believes that LEO Pharma will succeed in maintaining the important elements of the patent protection for TACLONEX and the products in development through the reexamination process. However, the Company can offer no assurance as to the ultimate outcome of the reexamination proceedings. If the USPTO were to substantially narrow the claims included in the 013 Patent, TACLONEX could face direct or indirect competition prior to the expiration of the 013 Patent in 2021.

Securities Litigation

In November 2006, the Company and certain of its officers, were named as defendants in Albano v. Warner Chilcott Limited et al., a purported class action lawsuit filed in the United States District Court for the Southern District of New York. Subsequently, similar purported class action lawsuits have been filed. The complaints assert claims under the Securities Act of 1933 on behalf of a class consisting of all those who were allegedly damaged as a result of acquiring the Company’s common stock in connection with its IPO between September 20 and September 26, 2006. The complaints allege, among other things, that the Company omitted and/or misstated certain facts concerning its decision to stop shipping OVCON 35 in connection with the transition to OVCON 35 FE. The litigation is in its earliest stages and the Company and the individual defendants intend to defend the actions vigorously. The Company is not able at present to reasonably estimate potential losses, if any, in connection with the litigation but an adverse resolution could have a material adverse effect on our financial position, results of operations and cash flows.

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

20. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company distributes its pharmaceutical products through wholesalers and distributors, and directly to certain national retail drug and grocery store chains. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s net sales and / or 10% of the Company’s gross accounts receivable. Gross accounts receivable from McKesson Corporation as of December 31, 2006 and 2005 totaled $35,882 and $17,635, respectively. As of December 31, 2006 and 2005, gross accounts receivable from Cardinal Health, Inc. totaled $20,562 and $7,761, respectively. As of December 31, 2006 and 2005, gross accounts receivable from AmerisourceBergen Corporation totaled $7,778 and $10,103, respectively. As of December 31, 2006 and 2005, gross accounts receivable from CVS totaled $5,084 and $4,759, respectively.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following table shows significant customer sales as a percentage of total revenues:

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
McKesson	36%	28%	22%	31%
Cardinal	30%	14%	20%	17%
AmerisourceBergen	11%	19%	16%	14%
CVS	10%	10%	10%	10%

The following table shows revenue generated from products provided by significant suppliers as a percentage of total revenues from continuing operations. In the event that a supplier suffers an event that causes it to be unable to manufacture the Company’s product requirements for a sustained period, the resulting shortages of inventory could have a material adverse effect on the business of the Company.

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
LEO Pharma	27%	0%	0%	0%
Barr	19%	21%	12%	14%
Faulding	14%	19%	14%	14%
Lilly	5%	8%	9%	12%
Bristol-Myers	0%	18%	30%	34%

Net sales of the following pharmaceutical products accounted for more than 10% of total revenue from continuing operations:

	Successor		Predecessor
	Year Ended December 31,		Quarter Ended December 31, 2004	Fiscal Year Ended September 30, 2004
	2006	2005
DOVONEX	19%	4%	5%	2%
DORYX	14%	19%	14%	14%
ESTROSTEP FE	14%	16%	13%	12%
OVCON 35/50	10%	18%	16%	14%
ESTRACE Cream	9%	10%	12%	12%
FEMHRT	8%	12%	12%	14%
SARAFEM	5%	8%	10%	12%

The Company has $79,153 of its cash on hand as of December 31, 2006 with one financial institution.

21. Defined Contribution Plans

The Company makes matching contributions to a 401(k) savings plan in the United States. Similar defined contribution plans are in place in Puerto Rico and the United Kingdom. The U.S. plan provides eligible employees with the option to defer amounts not in excess of 15% of his or her compensation. The Company makes matching contributions to the plan on behalf of all participants who make elective deferrals. The Company

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

contributes and allocates to each participant’s account matching contributions equal to 75% of up to 6% of the participant’s compensation. The Company’s contributions vest at 25% per year up to 100% at the participant’s completion of four years of employment.

The Company’s total contributions to all plans was $2,514 and $2,073 in the years ended December 31, 2006 and 2005, $261 in the quarter ended December 31, 2004, and $1,413 in the fiscal year ended September 30, 2004.

22. Related Parties

The Company paid its Sponsors a fixed advisory and monitoring fee of $5,000 per year. In connection with the IPO, the Company terminated this agreement. During the year ended December 31, 2006, the Company paid $3,750 in annual management fees and a buyout fee of $27,423 upon termination. These amounts are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

23. Guarantor and Non-Guarantor Condensed Consolidated Financial Information

The following financial information is presented to segregate the financial results of the Company, WCC (the issuer of the Notes), the guarantor subsidiaries for the Notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the Notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

The Company, Holdings III, and Warner Chilcott Intermediate (Luxembourg) S.a.r.l. (the direct parent of WCC) are guarantors of the Notes. Holdings II is not a guarantor for the Notes. This holding company is a wholly-owned subsidiary of the Company and its only non-current asset is the capital stock of Holdings III.

The following financial information presents the consolidating balance sheets as of December 31, 2006 and December 31, 2005 (Successor), the related statements of operations and cash flows for the years ended December 31, 2006 and 2005 (Successor), the quarter ended December 31, 2004 (Predecessor) and the fiscal year ended September 30, 2004 (Predecessor).

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Successor Consolidating Condensed Balance Sheets as of December 31, 2006

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$10,093	$49	$1,638	$613	$761	$67,567	$3,743	$—	$84,464
Accounts receivable, net	56	—	5	—	10	74,202	14	—	74,287
Intercompany	9	—	21,334	3,820	4,047	147,719	27,427	(204,356)	—
Inventories	—	—	—	—	—	61,448	4,928	—	66,376
Prepaid exp’s & other current assets	57	—	—	—	33,690	33,883	3,048	—	70,678

Total Current assets	10,215	49	22,977	4,433	38,508	384,819	39,160	(204,356)	295,805

Property, plant & equipment, net	—	—	—	—	—	28,864	17,171	—	46,035
Intangible assets, net	—	—	—	—	—	1,240,245	293,512	—	1,533,757
Goodwill	—	—	—	—	—	1,241,452	—	—	1,241,452
Other noncurrent assets	—	—	—	—	18,433	27,063	—	—	45,496
Investments in subsidiaries	1,320,246	1,320,207	1,313,949	773,418	1,458,274	—	—	(6,186,094)	—

Total Assets	$1,330,461	$1,320,256	$1,336,926	$777,851	$1,515,215	$2,922,443	$349,843	$(6,390,450)	$3,162,545

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$22,261	$833	$—	$23,094
Intercompany	2,082	16	16,723	—	132,721	11,657	41,172	(204,371)	—
Accrued exp’s & other current liab’s	147	—	—	—	14,383	118,762	2,809	—	136,101
Current portion of long-term debt	—	—	—	—	2,132	9,658	—	—	11,790

Total Current Liabilities	2,229	16	16,723	—	149,236	162,338	44,814	(204,371)	170,985

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	597,364	941,596	—	—	1,538,960
Other non-current liabilities	—	—	—	—	(4,803)	116,991	12,180	—	124,368

Total Liabilities	2,229	16	16,723	—	741,797	1,220,925	56,994	(204,371)	1,834,313

Shareholders’ equity	1,328,232	1,320,240	1,320,203	777,851	773,418	1,701,518	292,849	(6,186,079)	1,328,232

Total Liabilities and Shareholders’ Equity	$1,330,461	$1,320,256	$1,336,926	$777,851	$1,515,215	$2,922,443	$349,843	$(6,390,450)	$3,162,545

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Successor Consolidating Condensed Balance Sheets as of December 31, 2005

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$46	$—	$206	$7,828	$3,422	$—	$11,502
Accounts receivable, net	—	—	12	—	—	52,493	922	—	53,427
Intercompany	—	—	21,325	13	—	159,221	53,882	(234,441)	—
Inventories	—	—	—	—	—	26,201	5,197	—	31,398
Prepaid exp’s & other current assets	—	—	—	—	20,631	23,973	2,296	—	46,900

Total Current assets	—	—	21,383	13	20,837	269,716	65,719	(234,441)	143,227

Property, plant & equipment, net	—	—	—	—	—	20,050	17,052	—	37,102
Intangible assets, net	—	—	—	—	—	1,191,134	328,713	—	1,519,847
Goodwill	—	—	—	—	—	1,260,777	—	—	1,260,777
Other noncurrent assets	—	—	4,828	—	37,901	38,195	—	—	80,924
Investments in subsidiaries	332,510	768,430	960,601	388,956	1,443,526	—	—	(3,894,023)	—

Total Assets	$332,510	$768,430	$986,812	$388,969	$1,502,264	$2,779,872	$411,484	$(4,128,464)	$3,041,877

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$16,715	$914	$—	$17,629
Intercompany	—	—	55,466	—	147,526	1,724	29,733	(234,449)	—
Accrued exp’s & other current liab’s	—	—	141	—	22,284	95,522	19,769	—	137,716
Current portion of long-term debt	—	—	1,640	—	3,550	8,810	—	—	14,000

Total Current Liabilities	—	—	57,247	—	173,360	122,771	50,416	(234,449)	169,345

Other Liabilities:
Long-term debt, excluding current portion	—	—	161,130	—	948,788	865,582	—	—	1,975,500
Other non-current liabilities	—	—	—	—	(8,840)	123,277	14,160	—	128,597

Total Liabilities	—	—	218,377	—	1,113,308	1,111,630	64,576	(234,449)	2,273,442

Preferred stock in subsidiary	—	435,925	—	—	—	—	—	—	435,925

Shareholders’ equity	332,510	332,505	768,435	388,969	388,956	1,668,242	346,908	(3,894,015)	332,510

Total liabilities & shareholders’ equity	$332,510	$768,430	$986,812	$388,969	$1,502,264	$2,779,872	$411,484	$(4,128,464)	$3,041,877

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Successor Consolidating Condensed Statements of Operations for the year ended December 31, 2006

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$754,457	$31,331	$(31,331)	$754,457
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	155,407	3,327	(6,984)	151,750
Selling, general & administrative	2,660	46	27,517	180	2,916	242,576	2,386	(24,344)	253,937
Research and development	—	—	—	—	—	25,521	1,297	—	26,818
Amortization of intangible assets	—	—	—	—	—	218,224	35,201	—	253,425
Intercompany dividends (received)	—	—	(46,869)	—	—	—	—	46,869	—
Interest income	(217)	(45)	(62)	—	(1,401)	(2,909)	(47)	—	(4,681)
Interest expense	—	—	13,989	—	108,456	89,230	—	—	211,675
Accretion on preferred stock in subsidiary	—	26,190	—	—	—	—	—	—	26,190

(Loss)/income before income taxes	(2,443)	(26,191)	5,425	(180)	(109,971)	26,408	(10,833)	(46,872)	(164,657)
Income tax (benefit) / provision	—	—	—	—	(38,490)	28,429	(1,086)	—	(11,147)
Equity (losses) in / earnings of subsidiaries	(151,067)	(124,876)	(130,301)	(56,733)	14,748	—	—	448,229	—

Net (loss) / income	$(153,510)	$(151,067)	$(124,876)	$(56,913)	$(56,733)	$(2,021)	$(9,747)	$401,357	$(153,510)

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Successor Consolidating Condensed Statements of Operations for the year ended December 31, 2005

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$509,477	$43,736	$(37,960)	$515,253
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	98,362	7,151	(10,289)	95,224
Selling, general & administrative	—	—	217	—	2,549	187,161	422	(27,679)	162,670
Research and development	—	—	—	—	—	56,923	1,713	—	58,636
Amortization of intangible assets	—	—	—	—	—	201,584	31,889	—	233,473
Impairment of intangible assets	—	—	—	—	—	38,876	—	—	38,876
Acquired in-process research & development	—	—	—	—	—	280,700	—	—	280,700
Transaction costs	—	—	—	—	5,625	29	30,321	—	35,975
Intercompany dividends (received)	—	—	—	—	(17,595)	—	—	17,595	—
Interest income	—	—	—	—	(38)	(939)	(482)	—	(1,459)
Interest expense	—	—	10,360	—	76,062	62,971	—	—	149,393
Accretion on preferred stock in subsidiary	—	31,533	—	—	—	—	—	—	31,533

(Loss) before income taxes	—	(31,533)	(10,577)	—	(66,603)	(416,190)	(27,278)	(17,587)	(569,768)
Income tax (benefit) / provision	—	—	—	—	(29,470)	15,915	433	—	(13,122)
Equity (losses) in / earnings of subsidiaries	(556,646)	(525,113)	(514,536)	(19,591)	17,542	—	—	1,598,344	—

Net (loss) / income	$(556,646)	$(556,646)	$(525,113)	$(19,591)	$(19,591)	$(432,105)	$(27,711)	$1,580,757	$(556,646)

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Predecessor Consolidating Statements of Operations for the quarter ended December 31, 2004

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$135,783	$7,130	$(6,020)	$136,893
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	30,023	4,506	—	34,529
Selling, general and administrative	3,684	41,356	2,443	(6,020)	41,463
Research and development	—	3,359	1,249	—	4,608
Amortization of intangibles	—	21,636	—	—	21,636
Transaction costs	50,634	—	339	—	50,973
Interest income	(3,750)	(100)	(1,660)	4,860	(650)
Interest expense	—	6,724	—	(4,860)	1,864

(Loss)/income before taxes	(50,568)	32,785	253	—	(17,530)
Income tax provision / (benefit)	(1,887)	10,653	2,792	—	11,558
Equity in (losses) / earnings of subsidiaries	19,593	—	10,798	(30,391)	—

Net (loss)/ income from continuing operations	(29,088)	22,132	8,259	(30,391)	(29,088)

Discontinued operations	—	—	—	—	—

Net (loss) / income	$(29,088)	$22,132	$8,259	$(30,391)	$(29,088)

Predecessor Consolidating Statements of Operations for the fiscal year ended September 30, 2004

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$487,831	$213,308	$(210,891)	$490,248
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	29	221,412	42,938	(210,891)	53,488
Selling, general and administrative	9,201	119,105	17,899	—	146,205
Research and development	—	5,389	21,169	—	26,558
Amortization of intangibles	—	17,672	34,702	—	52,374
Interest income	(6,680)	—	4,908	—	(1,772)
Interest expense	—	4,121	6,907	—	11,028

(Loss) / income before taxes	(2,550)	120,132	84,785	—	202,367
Income tax provision	1,298	43,725	14,367	—	59,390
Equity in (losses)/earnings of subsidiaries	155,536	—	61,029	(216,565)	—

Income / (loss) from continuing operations	151,688	76,407	131,447	(216,565)	142,977

Discontinued operations	—	—	35,454	(26,743)	8,711

Net income / (loss)	$151,688	$76,407	$166,901	$(243,308)	$151,688

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Successor Consolidating Condensed Statements of Cash Flows for the year ended December 31, 2006

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(153,510)	$(151,067)	$(124,876)	$(56,913)	$(56,733)	$(2,021)	$(9,747)	$401,357	$(153,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	—	—	—	—	3,467	3,710		7,177
Equity (earnings)/losses in subsidiaries	151,067	124,876	130,301	56,733	(14,748)	—	—	(448,229)	—
Amortization of intangible assets	—	—	—	—	—	218,224	35,201	—	253,425
Amortization of debt financing costs	—	—	4,828	—	15,420	9,906	—	—	30,154
Stock compensation expense	—	—	—	—	—	17,652	135	—	17,787
Accretion on preferred stock in subsidiary	—	26,190	—	—	—	—	—	—	26,190
Changes in assets and liabilities	2,107	1	(38,895)	(3,807)	(31,737)	(5,890)	(27,139)	46,872	(58,488)

Net cash provided by / (used in) operating activities	(336)	0	(28,642)	(3,987)	(87,798)	241,338	2,160	—	122,735

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(267,336)	—	—	(267,336)
Capital expenditures	—	—	—	—	—	(13,581)	(1,839)	—	(15,420)
Investments in subsidiaries	(989,161)	(661,948)	(468,944)	(441,195)	—	—	—	2,561,248	—

Net cash provided by / (used in) investing activities	(989,161)	(661,948)	(468,944)	(441,195)	—	(280,917)	(1,839)	2,561,248	(282,756)

Cash flows from financing activities:
Borrowings of long-term debt	—	—	—	—	—	240,000	—	—	240,000
Repayments of bank senior secured credit facility	—	—	(162,770)	—	(142,842)	(163,138)	—	—	(468,750)
Repayments under Notes	—	—	—	—	(210,000)	—	—	—	(210,000)
Borrowings under revolving credit facility	—	—	—	—	20,000	64,600	—	—	84,600
Repayments under revolving credit facility	—	—	—	—	(20,000)	(64,600)	—	—	(84,600)
Proceeds from share capital issue	1,005,682	989,161	661,948	445,795	441,195	23,149	—	(2,561,248)	1,005,682
Retirement of preferred stock in subsidiary	—	(327,164)	—	—	—	—	—	—	(327,164)
Purchase of Treasury Stock	(6,092)	—	—	—	—	(238)	—	—	(6,330)
Other	—	—	—	—	—	(455)	—	—	(455)

Net cash provided by / (used in) financing activities	999,590	661,997	499,178	445,795	88,353	99,318	—	(2,561,248)	232,983

Net increase in cash and cash equivalents	$10,093	$49	$1,592	$613	$555	$59,739	$321	$—	$72,962

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Successor Consolidating Condensed Statements of Cash Flows for the year ended December 31, 2005

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(556,646)	$(556,646)	$(525,113)	$(19,591)	$(19,591)	$(432,105)	$(27,711)	$1,580,757	$(556,646)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	—	—	—	—	1,840	1,257		3,097
Equity (earnings)/losses in subsidiaries	556,646	525,113	514,536	19,591	(17,542)	—	—	(1,598,344)	—
Amortization of intangible assets	—	—	—	—	—	201,584	31,889	—	233,473
Impairment of intangibles assets	—	—	—	—		38,876	—	—	38,876
Acquired in process research & development	—	—	—	—	—	280,700	—	—	280,700
Amortization of debt financing costs	—	—	761	—	4,648	4,955	—	—	10,364
Stock compensation expense	—	—	—	—	—	6,447	85	—	6,532
Accretion on preferred stock in subsidiary	—	31,533	—	—	—	—	—	—	31,533
Changes in assets and liabilities			34,270	(13)	118,225	(134,320)	(88,499)	(8)	(70,345)

Net cash provided by / (used in) operating activities	—	—	24,454	(13)	85,740	(32,023)	(82,979)	(17,595)	(22,416)

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(28,800)	—	—	(28,800)
Purchase of business, net of cash acquired	—	—	—	—	—	(2,892,195)	(30,360)	—	(2,922,555)
Proceeds from sale of fixed assets	—	—	—	—	—	—	48	—	48
Capital expenditures	—	—	—	—	—	(8,017)	(322)	—	(8,339)
Investments in subsidiaries	(880,029)	(1,282,846)	(1,464,440)	(408,547)	(1,425,984)	—	—	5,461,846	—

Net cash provided by / (used in) investing activities	(880,029)	(1,282,846)	(1,464,440)	(408,547)	(1,425,984)	(2,929,012)	(30,634)	5,461,846	(2,959,646)

Cash flows from financing activities:
Borrowings of long-term debt	—	—	164,000	—	355,000	881,000	—	—	1,400,000
Proceeds from issuance of Notes	—	—	—	—	600,000	—	—	—	600,000
Repayments on Predecessor long-term debt	—	—	—	—	—	(195,000)	—	—	(195,000)
Repayments under bank senior credit facility	—	—	(1,230)	—	(2,662)	(6,608)	—	—	(10,500)
Borrowings under revolving credit facility	—	—	—	—	44,309	57,399	—	—	101,708
Repayments under revolving credit facility	—	—	—	—	(44,309)	(57,399)	—	—	(101,708)
Payments for debt finance costs	—	—	(5,589)	—	(42,428)	(35,607)	—	—	(83,624)
Proceeds from share capital issue	880,029	880,029	1,282,851	408,560	430,540	2,342,836	117,035	(5,461,851)	880,029
Proceeds from issuance of preferred stock in subsidiary	—	402,822	—	—	—	—	—	—	402,822
Intercompany dividends (paid) / received	—	—	—	—	—	(17,595)	—	17,595	—
Other	—	(5)	—	—	—	(163)	—	5	(163)

Net cash provided by / (used in) financing activities	880,029	1,282,846	1,440,032	408,560	1,340,450	2,968,863	117,035	(5,444,251)	2,993,564

Net increase in cash and cash equivalents	$0	$0	$46	$0	$206	$7,828	$3,422	$—	$11,502

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Predecessor Consolidating Statements of Cash Flows for the quarter ended December 31, 2004

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net (loss) / income	$(29,088)	$22,132	$8,259	$(30,391)	$(29,088)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20	589	410	—	1,019
Equity (losses) earnings in subsidiaries	(19,593)	—	(10,798)	30,391	—
Amortization of intangibles	—	21,636	—	—	21,636
Amortization of government grants	—	—	(82)	—	(82)
Amortization of debt finance costs	—	498	—	—	498
Stock compensation expense	—	81	2,574	—	2,655
Changes in assets and liabilities	23,379	30,046	(2,373)	—	51,052

Net cash (used in) / provided by operating activities	(25,282)	74,982	(2,010)	—	47,690

Cash flows from investing activities:
Purchase of intangible assets	—	(7,200)	—	—	(7,200)
Capital expenditures	—	(479)	(171)	—	(650)

Net cash (used in) investing activities	—	(7,679)	(171)	—	(7,850)

Cash flows from financing activities:
Proceeds from share capital issue, net of expenses	2,452	—	—	—	2,452
Other	—	—	151	—	151

Net cash provided by financing activities	2,452	—	151	—	2,603

Net (decrease) / increase in cash and cash equivalents	$(22,830)	$67,303	$(2,030)	$—	$42,443

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Predecessor Consolidating Statements of Cash Flows for the fiscal year ended September 30, 2004

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net income / (loss)	$151,688	$76,407	$166,901	$(243,308)	$151,688
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29	1,023	2,514	—	3,566
Equity (losses) / earnings in subsidiaries	(182,279)	—	(61,029)	243,308	—
Amortization of intangibles	—	17,618	34,933	—	52,551
(Gain) on sale of assets	—	—	(427)	—	(427)
Loss/(Gain) on sale of business	14,937	—	(32,121)	—	(17,184)
Amortization of government grants	—	—	(684)	—	(684)
Amortization of debt finance costs	—	—	334	—	334
Stock compensation expense	1,896	324	—	—	2,220
Changes in assets and liabilities	105,908	542,014	(665,029)	—	(17,107)

Net cash provided by / (used in) operating activities	92,179	637,386	(554,608)	—	174,957

Cash flows from investing activities:
Purchase of intangible assets	—	(811,954)	766,086	—	(45,868)
Proceeds from sale of intangible assets	—	—	45,000	—	45,000
Capital expenditures	(296)	(5,307)	(4,476)	—	(10,079)
Investment in subsidiary	(25,785)	12,000	13,785	—	—
Proceeds from sale of businesses, net of costs	16,821	—	97,615	—	114,436

Net cash (used in) / provided by investing activities	(9,260)	(805,261)	918,010	—	103,489

Cash flows from financing activities:
Loan notes repaid	—	(46,377)	—	—	(46,377)
Other borrowings	—	191,493	(296,016)	—	(104,523)
Proceeds from share capital issue, net of expenses	12,948	—	—	—	12,948
Purchase of treasury stock	(31,720)	—	—	—	(31,720)
Dividends from subsidiary	64,388	—	(64,388)	—	—
Cash dividends paid	(13,084)	—	—	—	(13,084)
Other	—	—	162	—	162

Net cash provided by / (used in) financing activities	32,532	145,116	(360,242)	—	(182,594)

Net increase / (decrease) in cash and cash equivalents	$115,451	$(22,759)	$3,160	$—	$95,852

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

24. Valuation and Qualifying Accounts

A summary of the valuation and qualifying accounts is as follows:

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of Period
Revenue Reserves (a)
Year Ended December 31, 2006	$37,193	$103,726	$90,358	$50,561
Year Ended December 31, 2005	32,606	82,085	77,498	37,193
Quarter Ended December 31, 2004	28,310	20,231	15,935	32,606
Fiscal Year Ended September 30, 2004	48,554	64,150	84,394	28,310

Deferred income tax valuation allowances:
Year Ended December 31, 2006	$12,116	$5,686	$—	$17,802
Year Ended December 31, 2005	9,078	12,116	9,078	12,116
Quarter Ended December 31, 2004	9,078	—	—	9,078
Fiscal Year Ended September 30, 2004	4,251	4,827	—	9,078

(a)	See Note 2 for additional description of revenue reserve categories.

25. Subsequent Events

On January 29, 2007, the Company completed an amendment to its credit agreement dated January 18, 2005. The interest rates on the Company’s term loans under the credit agreement were reduced by 0.25% to LIBOR plus 2.00% for LIBOR rate loans and ABR plus 1.00% for Base Rate loans.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

26. Quarterly Data (unaudited)

A summary of the quarterly results of operations is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2006
Total Revenues	$166,461	$186,970	$194,668	$206,358
Cost of Sales (excluding amortization)	31,807	37,211	39,186	43,546
Amortization of intangible assets	58,826	63,148	63,151	68,300
Net (Loss)	(27,256)	(36,706)	(81,028)	(8,520)

Earnings (loss) per Share:
Class A—Basic	$(0.55)	$(0.66)	$(0.95)	$(0.03)
Class A—Diluted	(0.55)	(0.66)	(0.95)	(0.03)

Class L—Basic	2.05	2.10	2.20	na
Class L—Diluted	2.05	2.10	2.20	na

Year Ended December 31, 2005
Total Revenues	$133,742	$114,030	$129,043	$138,438
Cost of Sales (excluding amortization and impairment)	41,531	14,352	21,624	17,717
Amortization of intangible assets	61,300	59,400	59,400	53,373
Net (Loss)	(368,084)	(50,440)	(73,884)	(64,238	)(a)

Earnings (loss) per Share:
Class A—Basic	$(4.37)	$(0.80)	$(1.07)	$(0.96)
Class A—Diluted	(4.37)	(0.80)	(1.07)	(0.96)

Class L—Basic	1.50	1.90	1.95	2.00
Class L—Diluted	1.49	1.90	1.95	2.00

(a)	Includes $38,876 pretax expense for impairment of intangible assets. Also includes $4,500 pretax out-of-period income related to correcting 2005 previously reported amortization expense. The out-of-period amount was $1,500 for each quarter ended period from March 31, 2005 to September 30, 2005. The Company has determined that this correction was not material to the financial statements for the year ended December 31, 2005 or to the financial statements for each of the quarters ended 2005.