Form 10-Q
period 2007-03-31
Warner Chilcott Ltd
filed 2007-05-11
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

As of May 1, 2007 the registrant had 250,566,231 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of March 31, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$68,502	$84,464
Accounts receivable, net	74,318	74,287
Inventories, net	68,929	66,376
Prepaid income taxes	24,946	20,055
Prepaid expense and other current assets	63,625	50,623

Total current assets	300,320	295,805

Other assets:
Property, plant and equipment, net	49,204	46,035
Intangible assets, net	1,483,405	1,533,757
Goodwill	1,244,194	1,241,452
Other non-current assets	42,470	45,496

Total assets	$3,119,593	$3,162,545

LIABILITIES
Current liabilities:
Accounts payable	$27,715	$23,094
Accrued expenses and other current liabilities	140,318	136,101
Current portion of long-term debt	11,182	11,790

Total current liabilities	179,215	170,985

Other liabilities:
Long-term debt, excluding current portion	1,476,620	1,538,960
Other non-current liabilities	140,630	124,368

Total liabilities	1,796,465	1,834,313

Commitments and contingencies (see Note 10)
SHAREHOLDERS’ EQUITY
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 251,056,241 and 251,047,875 shares issued and 250,566,231 and 250,557,866 outstanding	2,506	2,506
Additional paid-in capital	2,042,562	2,040,877
Retained (deficit)	(714,856)	(710,156)
Treasury stock, at cost (490,010 shares of Class A common stock)	(6,330)	(6,330)
Accumulated other comprehensive (loss) income	(754)	1,335

Total shareholders’ equity	1,323,128	1,328,232

Total liabilities and shareholders’ equity	$3,119,593	$3,162,545

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
REVENUE
Net sales	$216,159	$166,461
Other revenue	2,262	—

Total revenue	218,421	166,461

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	50,597	31,807
Selling, general and administrative	77,898	38,286
Research and development	7,432	9,571
Amortization of intangible assets	57,553	58,826
Interest income	(1,331)	(404)
Interest expense	32,275	45,496
Accretion on preferred stock of subsidiary	—	8,701

(LOSS) BEFORE TAXES	(6,003)	(25,822)
(Benefit) / provision for income taxes	(1,501)	1,434

NET (LOSS)	$(4,502)	(27,256)
Preferential distribution to Class L common shareholders	(a )	21,837

Net (loss) attributable to Class A common shareholders	(a )	$(49,093)

Earnings (Loss) per share:
Class A—Basic	$(0.02)	$(0.55)
Class A—Diluted	$(0.02)	$(0.55)
Class L—Basic	(a )	$2.05
Class L—Diluted	(a )	$2.05

(a)	All outstanding Class L common stock of the Company (the “Class L common shares”) was converted into Class A common stock of the Company (the “Class A common shares”) upon the Company’s initial public offering (“IPO”) on September 20, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,502)	$(27,256)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	2,354	1,595
Amortization of intangible assets	57,553	58,826
Amortization of debt finance costs	3,193	2,757
Stock compensation expense	1,685	762
Accretion on preferred stock of subsidiary	—	8,701
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid and other assets	(9,791)	(8,755)
(Increase) in inventories	(2,553)	(25,962)
Increase in accounts payable, accrued expenses and other liabilities	9,705	3,441
Increase in income taxes and other, net	407	7,665

Net cash provided by operating activities	58,051	21,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(7,200)	(245,736)
Capital expenditures	(3,809)	(3,156)

Net cash (used in) investing activities	(11,009)	(248,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank term credit facility	—	240,000
Repayments under bank term credit facility	(62,948)	(3,500)
Borrowings under revolving credit facility	—	20,000
Repayments under revolving credit facility	—	(20,000)
Other	(56)	(75)

Net cash (used in) / provided by financing activities	(63,004)	236,425

Net (decrease) / increase in cash and cash equivalents	(15,962)	9,307
Cash and cash equivalents, beginning of period	84,464	11,502

Cash and cash equivalents, end of period	$68,502	$20,809

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1.	General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

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

2.	Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 of the Company’s 2006 audited consolidated financial statements on Form 10-K.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board (“FOB”), destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $5,726 and $5,855 in the quarters ended March 31, 2007 and 2006, respectively.

In the fourth quarter of 2006, the Company began to recognize revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of other revenue. For the quarter ended March 31, 2007, other revenue was $2,262.

The Company establishes accruals for rebates, coupons, trade discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on criteria of estimating such contra revenues. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These accruals reduce revenues and are included as a reduction of accounts receivable or as a component of accrued expenses. As of March 31, 2007 and December 31, 2006, the amounts related to these provisions included as a reduction in accounts receivable were $7,285 and $7,836, respectively. The amounts included in accrued liabilities were $45,903 and $42,725 (of which $39,016 and $35,461 relate to reserves for product returns) as of March 31, 2007 and December 31, 2006, respectively. The provisions recorded for product returns were $14,229 and $9,217 in the quarters ended March 31, 2007 and 2006, respectively.

Advertising and Promotional Costs

Costs associated with advertising and promotion of the Company’s products are expensed as incurred and are included in selling, general and administrative expenses. Advertising and promotion expenses totaled $31,259 and $9,550 in the quarters ended March 31, 2007 and 2006, respectively. Included in the quarter ended March 31, 2007 was $15,425 related to two flights of direct-to-consumer advertising in support of LOESTRIN 24 FE.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Deferred Loan Costs

Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the effective interest method. When long-term debt is paid down in advance, the loan fees associated with the debt are expensed as a component of interest expense in addition to the normal amortization expense recognized. Interest expense resulting from amortization and write-offs of loan fees amounted to $3,193 and $2,757 in the quarters ended March 31, 2007 and 2006, respectively. Deferred loan costs were $40,029 and $43,222 as of March 31, 2007 and December 31, 2006, respectively, and are included in other non-current assets in the condensed consolidated balance sheet.

Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the interpretation as of January 1, 2007 as further discussed in Note 12.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008 if elected. The Company is currently evaluating the potential impact, if any, of election of the fair value adoption provided by this standard.

3.	Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic EPS and diluted EPS. The Company presents EPS information using the two-class method as the Company’s previously outstanding Class L common shares participated in dividends together with the Class A common shares after the payment of the Class L preference. The Company calculates the dilutive effects on EPS, when applicable. In September of 2006, all of the Class L common shares converted into Class A common shares in connection with the Company’s IPO.

The numerator in calculating Class L common share basic and diluted EPS is equal to the Class L common share preference amount of $21,837 for the quarter ended March 31, 2006. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights with respect to the Class A common shares. The numerator in calculating Class A common share basic and dilutive EPS is an amount equal to consolidated net (loss) in the quarters ended March 31, 2007 and 2006, increased for the aforementioned Class L common share preference amount in the quarter ended March 31, 2006.

The denominator in calculating both classes of basic and diluted EPS is the weighted average shares outstanding for each respective class of shares.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is the calculation of EPS using the two-class method for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
Net (loss) available to common shareholders	$(4,502)		$(27,256)
Allocation of net income (loss) to common shareholders:
Class A	(a	)	$(49,093)
Class L	(a	)	$21,837

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	248,618,858		89,269,314
Dilutive effect of stock option grants	—		—

Diluted number of common and potential Class A common shares outstanding	248,618,858		89,269,314

Weighted average number of common and potential Class L common shares outstanding:
Basic number of Class L common shares outstanding	(a	)	10,671,070
Dilutive effect of restricted stock grants	(a	)	432

Diluted number of common and potential Class L common shares outstanding	(a	)	10,671,502

Earnings (loss) per common share:
Class A—Basic	$(0.02)		$(0.55)
Class A—Diluted	$(0.02)		$(0.55)
Class L—Basic	(a	)	$2.05
Class L—Diluted	(a	)	$2.05

(a)	All outstanding Class L common shares were converted into Class A common shares upon the Company’s IPO on September 20, 2006.

Stock options to purchase 1,917,720 Class A common shares at an exercise price of $22.98 were outstanding during all periods presented, but were not included in a calculation of diluted earnings per share as the effect of the stock options would be anti-dilutive. Stock options to purchase 3,083,577 (including the 1,917,720 stock options to purchase Class A common shares granted in 2005) Class A common shares at various exercise prices were outstanding during the quarter ended March 31, 2007, but were not included in a calculation of diluted earnings per share as the effect of the stock options would be anti-dilutive.

Unvested restricted stock grants of 1,838,613 and 4,018,042 Class A common shares as of March 31, 2007 and 2006, respectively, were not included in a calculation of diluted earnings per share as the effect of the grants would be anti-dilutive.

4.	Derivatives

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

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company entered into interest rate swap contracts covering a portion of its variable rate debt. These swaps cap the interest rates on the covered portion of the Company’s variable rate debt. The Company entered into the interest rate swaps specifically to hedge a portion of its exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138 and 149.

The terms of the swaps which were still in effect as of March 31, 2007 or will become effective in future periods are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	May-03-05	May-03-07	90 day LIBOR	3.965%
$200,000	May-03-05	May-03-08	90 day LIBOR	4.132%
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%

The interest rate swaps effectively convert a portion of the variable rate debt under the senior secured credit facility to fixed rates. For the quarters ended March 31, 2007 and 2006, a (loss)/gain of $(2,140) and $2,192, respectively, related to these derivative instruments designated as cash flow hedges was recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities/assets, respectively.

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2007 and December 31, 2006 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt, other than the Company’s senior secured notes (“Notes”), approximates fair value because the underlying debt not covered by an interest rate swap (fair value liability of $2,280 and $96 for all swaps as of March 31, 2007 and December 31, 2006, respectively) is at variable rates and reprices frequently. The fair value of the Notes of $406,575 and $399,750 represents the market value of the Notes as of March 31, 2007 and December 31, 2006, respectively. The Company’s long-term assets are not considered to be financial instruments.

5.	Inventories

Inventories consist of the following:

	As of March 31, 2007	As of December 31, 2006
Finished goods	$48,819	$44,747
Raw materials	20,110	21,629

	$68,929	$66,376

Amounts above are net of $12,354 and $10,116 related to inventory obsolescence reserves as of March 31, 2007 and December 31, 2006, respectively. Product samples are stated at the lower of cost or market ($5,183 and $3,896 as of March 31, 2007 and December 31, 2006, respectively) and are included in prepaid expense and other current assets.

6.	Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

As a result of changes in tax estimates in association with the implementation of FIN 48 on January 1, 2007, goodwill was increased by $2,742 to $1,244,194.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Components of the Company’s intangible assets as of March 31, 2007 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$89,298	$311,702
ESTROSTEP FE	191,000	113,423	77,577
ESTRACE Cream	411,000	95,792	315,208
FEMHRT product family	283,700	103,629	180,071
FEMRING	29,301	4,393	24,908
ESTRACE Tablets	31,500	4,725	26,775
FEMTRACE	10,695	1,599	9,096
DORYX	331,300	71,406	259,894
DOVONEX / TACLONEX product family	249,536	21,304	228,232
SARAFEM	57,800	47,123	10,677
DURICEF	29,000	29,000	—
MOISTUREL	10,900	1,635	9,265

Total Definite-lived intangible assets	2,036,732	583,327	1,453,405

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,066,732	$583,327	$1,483,405

Aggregate amortization expense related to intangible assets was $57,553 and $58,826 in the quarters ended March 31, 2007 and 2006, respectively. Estimated amortization expense for the remainder of 2007 and for each of the next five years is as follows:

Amortization
2007	$151,059
2008	178,732
2009	173,059
2010	145,122
2011	129,823
2012	122,707

7.	Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2007	As of December 31, 2006
Royalties under product licensing agreements	$11,576	$9,755
Payroll, commissions, and employee costs	7,782	13,912
Sales returns reserve	39,016	35,461
Medicaid rebate accrual	5,804	6,095
Interest payable	9,674	18,903
Contingent liabilities	30,541	36,137
Provision for loss contracts	8,807	8,140
Advertising and promotion	2,487	1,516
Reserve for litigation settlement	7,500	—
Other	17,131	6,182

	$140,318	$136,101

8.	Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company Inc. (“WCCI”), entered into a $1,790,000 senior secured credit

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consists of $1,640,000 of term loans and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing lines, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate $250,000. However, the lenders are not committed to provide these additional tranches.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $60,000 in March of 2007, the scheduled quarterly repayments of the term loans are $11,182 annually beginning in the second quarter of 2007. On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of March 31, 2007, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

As of March 31, 2007, there were no borrowings outstanding under the $150,000 revolving credit facility. The revolving credit facility matures January 18, 2011. Based on our leverage ratio at December 31, 2006, the interest rates under the revolving credit facility were reduced to LIBOR plus 1.75% or ABR plus 0.75%.

8.75% Notes

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600,000 principal amount of 8.75% Notes due 2015. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), Inc.) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility. In October 2006, the Company redeemed $210,000 of the Notes using a portion of the proceeds from the Company’s IPO.

If Holdings III or WCC were to undergo a change of control, each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of March 31, 2007, the Company was in compliance with all covenants.

Components of Indebtedness

As of March 31, 2007, the Company’s funded debt included the following:

	Current Portion as of March 31, 2007	Long-Term Portion as of March 31, 2007	Total Outstanding as of March 31, 2007
Revolving credit loan	$—	$—	$—
Term loans	11,182	1,086,620	1,097,802
Notes	—	390,000	390,000

Total	$11,182	$1,476,620	$1,487,802

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

As of March 31, 2007, mandatory repayments of long-term debt in the remainder of 2007 and each of the five years ended December 31, 2008 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2007	$8,387
2008	11,182
2009	11,182
2010	11,182
2011	8,387
2012	1,047,482
Thereafter	390,000

Total long-term debt	$1,487,802

9.	Stock-Based Compensation

The Company applied the provisions of SFAS No. 123R during all periods presented. All share-based compensation to employees, including grants of employee stock options and restricted shares, are measured at fair value on the date of grant and recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting.

Total stock compensation expense recognized for the quarters ended March 31, 2007 and 2006 were $1,685 and $762, respectively. Unrecognized future compensation expense was $9,523 as of March 31, 2007, which will be recognized as an expense over a remaining weighted average period of 1.20 years.

The Company granted and will continue to grant equity-based incentives to its employees comprised of restricted Class A common shares and non-qualified options to purchase Class A common shares. Restricted Class A common shares are granted at the closing market prices per share on the grant dates and are expensed over the four year vesting period. Non-qualified options to purchase Class A common shares are granted to employees at exercise prices per share equal to the closing market price per share on the grant dates. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as expense over the four year vesting period. The options have a term of ten years.

In establishing the value of the options on the grant dates, the Company assumes that the Class A common shares, although having limited volatility history, share the same volatility as a defined group of comparable companies. The Company assumed that the options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2007 Grants	2006 Grants	2005 Grants
Dividend yield	None	None	None
Expected volatility	50.00%	50.00%	48.00%
Risk-free interest rate	4.65%	4.63 – 4.76%	4.10%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 8.6 years.

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from December 31, 2006 through March 31, 2007:

	Class A Grants
(in thousands except per share amounts)	Shares Granted	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2006	2,662.5	$2.25
Granted shares	8.4	$14.81
Expired shares	—	—
Vested shares	(832.3)	(1.00)
Forfeited shares	—	—

Unvested restricted Class A common shares at March 31, 2007	1,838.6	$2.87

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2006 through March 31, 2007:

	Class A Options
(in thousands except per share amounts)	Options Granted	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance December 31, 2006	3,067.5	$3.01	$19.99
Granted options	40.8	$7.90	$14.81
Expired options	—	—	—
Exercised options	—	—	—
Forfeited options	(24.8)	$8.02	$15.00

Balance March 31, 2007	3,083.5	$3.03	$19.96

Vested and exercisable at March 31, 2007	839.0	$0.0098	$22.98

10.	Commitments and Contingencies

Purchase Commitments

The Company has contingent purchase obligations in connection with two products acquired in 2003 (ESTROSTEP and FEMHRT), which are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Payments related to these products totaled $7,200 in the quarters ended March 31, 2007 and 2006. Assuming that the products maintain market exclusivity for the remaining duration of the patents, the Company would make additional payments of:

Year	Amount
2007	$16,800
2008	11,600
2009	11,600
2010	2,900

Total	$42,900

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers, which aggregate $28,345. The Company’s aggregate remaining purchase commitments as of March 31, 2007 were approximately:

Year	Amount
2007	$8,351
2008	12,662
2009	7,332
2010	—
2011	—

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $40,538, which are payable within one year.

DOVONEX and TACLONEX Commitments

The Company acquired Bristol-Myers Squibb Company’s (“Bristol-Myers”) rights to DOVONEX and related inventory on January 1, 2006 for a purchase price of $205,176 plus a 5% royalty on net sales of DOVONEX through 2007. Under the LEO Pharma A/S (“LEO”) license and supply agreement, the Company will pay LEO a supply fee for DOVONEX equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty will be reduced to 5% if a generic equivalent of DOVONEX is introduced.

Under the terms of the TACLONEX license and supply agreement, the Company will pay LEO a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement).

Product Development Agreements with LEO

In September 2005, the Company entered into agreements with LEO under which the Company acquired the rights to certain products under development. LEO also granted the Company a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. Under the product development agreement, the Company may make payments to LEO upon the achievement of various developmental milestones that could aggregate up to $150,000. In addition, the Company agreed to pay a supply fee and royalties to LEO on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, the Company entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. The Company paid $3,000 for the option upon signing (which was recorded as research and development expense in the quarter ended March 31, 2006) and will pay an additional $3,000 upon completion of development milestones. The purchase price for supply of the product will be negotiated by LEO and the Company if the option is exercised.

Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the remainder of 2007 and the next five years and thereafter as of March 31, 2007 are approximately:

Amount
2007	$3,176
2008	1,764
2009	1,716
2010	1,580
2011	1,593
2012	1,599
Thereafter	272

Lease and rental expenses included in selling, general and administrative expenses totaled $1,767 and $1,319 in the quarters ended March 31, 2007 and 2006, respectively.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

11.	Legal Proceedings

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

The Company’s most significant legal proceedings are described below:

Hormone Therapy Product Liability Litigation

Approximately 555 product liability suits have been filed against the Company related to our hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and conducting investigations of the individual complaints.

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

Approximately 75% of the complaints filed against the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits we will have to defend. Of the approximately 555 suits that were filed, 386 have been dismissed and 69 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 33 cases to plaintiffs’ counsel.

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

In August 2006, the Company completed manufacturing validation for a chewable version of OVCON 35, OVCON 35 FE (now FEMCON FE). In September of 2006, the Company launched OVCON 35 FE and stopped shipping OVCON 35 to consumers as the Company began the process of transitioning from OVCON 35 to OVCON 35 FE. On September 25, 2006, the FTC filed a motion for a preliminary injunction alleging that the Company’s transition from OVCON 35 to OVCON 35 FE would impede the market for a generic version of OVCON 35. The motion sought to require the Company to preserve inventories of regular OVCON 35 in its possession and to continue certain marketing and sales activities related to that product. As a result of the launch of OVCON 35 FE, the Company had expected to engage in discussions with Barr about the effect of the launch on the parties’ agreements. However, the Company’s review of its agreements with Barr and the resulting decision to terminate the exclusivity provisions in these agreements relating to OVCON 35 was accelerated when, on September 25, 2006, the FTC unexpectedly filed a motion for preliminary injunctive relief that would have required the Company to continue to market and promote OVCON 35, which, if granted, would have had a materially adverse effect on the Company’s plans for the sale and marketing of OVCON 35 FE. Accordingly, on September 25, 2006 the Company unilaterally signed a waiver which terminated the exclusivity provisions contained therein. The remaining provisions of the

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Barr agreements remain unchanged. On September 26, 2006, Barr announced that it would launch a generic version of OVCON 35 in October 2006. In October 2006, Barr launched a generic version of OVCON 35. The launch of the generic version will negatively affect the migration of consumers to FEMCON FE and could adversely affect the longer term market acceptance of FEMCON FE. See the Company’s Registration Statement on Form S-1 (Registration No. 333-134893) “—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.”

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

On April 9, 2007, the Company agreed to settlements in principle in the actions brought by the third-party payor plaintiffs and the consumer plaintiffs. On April 16, 2007, the Company agreed to a settlement in principle in the action brought by the thirty-four states and the District of Columbia. Under the proposed settlements, all claims in these actions will be dismissed and the litigations will be terminated in exchange for cash payments and/or donations of product samples amounting to approximately $7,500 in the aggregate (approximately $12,000 in the aggregate if the product samples are valued at the fair market value of commercial trade product). The $7,500 was recorded as an expense in the condensed consolidated statement of operations for quarter ended March 31, 2007. The settlements remain subject to the negotiation of definitive agreements and necessary approvals by the parties and the Court.

The Company does not believe that the terms of any of these settlements will have an adverse effect on its financial position, results of operations or ongoing business activities. These settlements do not affect the related pending actions brought by the direct purchasers.

The Company continues to vigorously defend these lawsuits. Although it is impossible to predict with certainty the impact that the above described settlements will have on the continuing action, or the outcome of any litigation, the Company is confident in the merits of its defense and does not anticipate an unfavorable outcome. An estimate of the range of potential loss to the Company, if any, relating to these proceedings is not possible at this time. If the plaintiffs in these private lawsuits are ultimately successful, the Company may be required to pay damages which could have an adverse impact on the Company’s financial condition, results of operations and cash flows.

Patent Matters

In June 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. regarding the Company’s U.S. Patent No. 5,552,394 (the “394 Patent”) which covers LOESTRIN 24 FE. The Paragraph IV certification letter sets forth allegations of non-infringement and invalidity of the 394 Patent. On July 28, 2006 the Company filed a lawsuit against Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) for infringement of the 394 Patent. The Company is seeking a ruling that Watson’s ANDA and proposed ANDA product infringe the 394 Patent and that its ANDA should not be approved before the expiration of the patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the Court to resolve the suit. The parties have begun discovery pursuant to a schedule established by the Court, but no trial date has been set. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that the Company’s patent is being infringed by Watson.

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

On September 21, 2006, LEO Pharma informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s U.S. Patent No. 6,753,013 (the “013 Patent”). The 013 Patent covers TACLONEX and certain of LEO Pharma’s products in development. The Company markets and sells TACLONEX in the United States under a license agreement with LEO Pharma and have license rights to the products in development. The reexamination was ordered in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. LEO Pharma intends to vigorously defend the 013 Patent and filed a response with the USPTO on November 13, 2006. The Company is confident in the merits of the claims included in the 013 Patent, particularly based on the timing, extent and quality of the development work conducted by LEO Pharma with vitamin D analogues in combination with corticosteroids. The Company believes that LEO Pharma will succeed in maintaining the important elements of the patent protection for TACLONEX and the products in development through the reexamination process. However, the Company can offer no assurance as to the ultimate outcome of the reexamination proceedings. If the USPTO were to substantially narrow the claims included in the 013 Patent, TACLONEX could face direct or indirect competition prior to the expiration of the 013 Patent in 2021.

Securities Litigation

In November 2006, the Company and certain of its officers, were named as defendants in Albano v. Warner Chilcott Limited et al., a purported class action lawsuit filed in the United States District Court for the Southern District of New York. Subsequently, similar purported class action lawsuits were filed. The complaints asserted claims under the Securities Act of 1933 on behalf of a class consisting of all those who were allegedly damaged as a result of acquiring the Company’s common stock in connection with its IPO between September 20 and September 26, 2006. A consolidated amended complaint, which adds as defendants the lead underwriters for the IPO, was filed on May 4, 2007. The consolidated amended complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning its planned transition from the sale of OVCON 35 to the sale of its new patented product, OVCON 35 FE (now FEMCON FE). The litigation is in its earliest stages and the Company and the individual defendants intend to defend the actions vigorously. The Company is not able at present to reasonably estimate potential losses, if any, in connection with the litigation but an adverse resolution could have a material adverse effect on our financial position, results of operations and cash flows.

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

12.	Income Taxes

The Company operates in five primary tax jurisdictions; the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The difference between the statutory and effective tax rates for the quarters ended March 31, 2007 and 2006 is predominantly due to the mix of taxable income among the various tax jurisdictions, a valuation allowance offsetting certain state loss benefits and other U.S. permanent items. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in the Company operates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,940 increase in its existing liability for unrecognized tax benefits. This increase in the liability resulted in a decrease to the January 1, 2007 balance of retained earnings of $198 and an increase in goodwill of $2,742. The increase to goodwill is a result of changes in tax valuation assumptions for tax periods related to the acquisition of the Company from Warner Chilcott PLC.

As of January 1, 2007 and March 31, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $40,172 and $42,501, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $15,058 and $17,387 as of January 1, 2007 and March 31, 2007, respectively.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company recognizes accrued interest and penalties associated with uncertain tax positions as a component of its tax provision/(benefit). Accrued interest and penalties were $3,732 and $4,749 as of January 1, 2007 and March 31, 2007, respectively.

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.

Currently, the Internal Revenue Service is auditing the Company’s U.S. tax returns for the fiscal years ended September 30, 2003 and 2004, the partial period October 1, 2004 through January 17, 2005 and the partial year ended December 31, 2005. In addition, certain state and foreign jurisdictions for various periods are under audit. While all periods beginning with the partial year ended December 31, 2004 are subject to audit in Puerto Rico, no tax periods are currently under audit.

13.	Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. Following is selected information for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Revenue by country of origin:
United States	$212,191	$160,071
All other countries	6,230	6,390

Total revenue	$218,421	$166,461

Revenue breakdown:
Net sales:
LOESTRIN 24 FE	$34,402	$1,357
FEMCON FE	5,044	—
ESTROSTEP FE	21,990	25,788
OVCON 35/50	4,617	23,983
ESTRACE Cream	15,705	16,587
FEMHRT	13,215	13,156
FEMRING	3,515	2,063
ESTRACE Tablets	2,571	1,527
FEMTRACE	1,382	395
DOVONEX	41,899	33,846
TACLONEX	29,152	3,264
DORYX	26,727	25,305
SARAFEM	9,184	10,582
Other products	1,030	2,753
Contract manufacturing product sales	5,726	5,855

Total net sales	216,159	166,461

Other revenue:
Royalty revenue	2,262	—

Total revenue	$218,421	$166,461

	As of March 31, 2007	As of December 31, 2006
Fixed assets:
United States	$12,834	$11,551
Puerto Rico	19,854	17,312
United Kingdom/Rep. Of Ireland	16,516	17,172

Total	$49,204	$46,035

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

The Company, Holdings III, and Warner Chilcott Intermediate (Luxembourg) S.a.r.l. (the direct parent of WCC) are guarantors of the Notes. Warner Chilcott Holdings Company II, Limited (“Holdings II”) is the direct parent of Holdings III and is not a guarantor for the Notes. Holdings II is a wholly-owned subsidiary of the Company and its only non-current asset is the capital stock of Holdings III.

The following financial information presents the condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, and the related statements of operations and cash flows for the quarters ended March 31, 2007 and 2006.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of March 31, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$7,414	$14	$1,611	$613	$1,433	$52,828	$4,589	$—	$68,502
Accounts receivable, net	38	—	7	—	9	73,946	318	—	74,318
Intercompany	9	—	21,344	3,802	—	164,134	33,952	(223,241)	—
Inventories	—	—	—	—	—	64,539	4,390	—	68,929
Prepaid exp’s & other current assets	171	20	21	—	38,416	47,608	2,335	—	88,571

Total Current Assets	7,632	34	22,983	4,415	39,858	403,055	45,584	(223,241)	300,320

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	32,687	16,517	—	49,204
Intangible assets, net	—	—	—	—	—	1,198,602	284,803	—	1,483,405
Goodwill	—	—	—	—	—	1,244,194	—	—	1,244,194
Other noncurrent assets	—	—	—	—	17,750	24,720	—	—	42,470
Investments in subsidiaries	1,316,241	1,316,217	1,309,955	790,306	1,483,945	—	—	(6,216,664)	—

Total Assets	$1,323,873	$1,316,251	$1,332,938	$794,721	$1,541,553	$2,903,258	$346,904	$(6,439,905)	$3,119,593

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$26,440	$1,275	$—	$27,715
Intercompany	525	16	16,726	—	151,219	16,852	37,907	(223,245)	—
Accrued exp’s & other curr liab’s	220	—	—	—	5,868	132,076	2,154	—	140,318
Long-term debt, current portion	—	—	—	—	2,132	9,050	—	—	11,182

Total Current Liabilities	745	16	16,726	—	159,219	184,418	41,336	(223,245)	179,215

Other Liabilities:
Long-term debt, excluding current	—	—	—	—	596,831	879,789	—	—	1,476,620
Other non-current liabilities	—	—	—	—	(4,803)	133,349	12,084	—	140,630

Total Liabilities	745	16	16,726	—	751,247	1,197,556	53,420	(223,245)	1,796,465

Shareholders’ equity	1,323,128	1,316,235	1,316,212	794,721	790,306	1,705,702	293,484	(6,216,660)	1,323,128

Total Liabilities and Shareholders’ Equity	$1,323,873	$1,316,251	$1,332,938	$794,721	$1,541,553	$2,903,258	$346,904	$(6,439,905)	$3,119,593

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2006

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

Other Assets:
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

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended March 31, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$218,421	$9,622	$(9,622)	$218,421
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	52,670	1,788	(3,861)	50,597
Selling, general & administrative	1,216	15	16	18	430	81,013	939	(5,749)	77,898
Research and development	—	—	—	—	—	6,943	489	—	7,432
Amortization of intangible assets	—	—	—	—	—	48,842	8,711	—	57,553
Interest income	(117)	—	(20)	—	(29)	(1,125)	(40)	—	(1,331)
Interest expense	—	—	—	—	13,111	19,164	—	—	32,275

(Loss) / income before income taxes	(1,099)	(15)	4	(18)	(13,512)	10,914	(2,265)	(12)	(6,003)
Income tax (benefit) / provision	—	—	—	—	(4,729)	3,269	(41)	—	(1,501)
Equity in (losses) / earnings of subsidiaries	(3,403)	(3,388)	(3,392)	16,888	25,671	—	—	(32,376)	—

Net (loss) / income	$(4,502)	$(3,403)	$(3,388)	$16,870	$16,888	$7,645	$(2,224)	$(32,388)	$(4,502)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended March 31, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$166,461	$9,260	$(9,260)	$166,461
Costs, expenses & other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	33,752	158	(2,103)	31,807
Selling, general and Administrative	—	—	63	—	680	43,643	1,061	(7,161)	38,286
Research & development	—	—	—	—	—	8,472	1,099	—	9,571
Amortization of intangible assets	—	—	—	—	—	50,026	8,800	—	58,826
Interest income	—	—	—	—	(82)	(302)	(20)	—	(404)
Interest expense	—	—	3,172	—	21,347	20,977	—	—	45,496
Accretion on preferred stock of subsidiary	—	8,701	—	—	—	—	—	—	8,701

(Loss) / income before income taxes	—	(8,701)	(3,235)	—	(21,945)	9,893	(1,838)	4	(25,822)
Income tax (benefit) / provision	—	—	—	—	(6,734)	7,832	336	—	1,434
Equity (losses) in / earnings of subsidiaries	(27,256)	(18,555)	(15,320)	(2,767)	12,444	—	—	51,454	—

Net (loss) / income	$(27,256)	$(27,256)	$(18,555)	$(2,767)	$(2,767)	$2,061	$(2,174)	$51,458	$(27,256)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the quarter ended March 31, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(4,502)	$(3,403)	$(3,388)	$16,870	$16,888	$7,645	$(2,224)	$(32,388)	$(4,502)
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	—	—	—	—	—	1,298	1,056	—	2,354
Amortization of intangible assets	—	—	—	—	—	48,842	8,711	—	57,553
Equity losses / (earnings) in subsidiaries	3,403	3,388	3,392	(16,888)	(25,671)	—	—	32,376	—
Amortization of debt finance costs	—	—	—	—	683	2,510	—	—	3,193
Stock compensation expense	—	—	—	—	—	1,579	106	—	1,685
Changes in assets and liabilities	(1,580)	(20)	(31)	18	9,305	(3,359)	(6,577)	12	(2,232)

Net cash (used in) / provided by operating activities	(2,679)	(35)	(27)	—	1,205	58,515	1,072	—	58,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(7,200)	—	—	(7,200)
Capital expenditures	—	—	—	—	—	(3,583)	(226)	—	(3,809)

Net cash (used in) investing activities	—	—	—	—	—	(10,783)	(226)	—	(11,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under bank senior secured credit facility	—	—	—	—	(533)	(62,415)	—	—	(62,948)
Other	—	—	—	—	—	(56)	—	—	(56)

Net cash (used in) financing activities	—	—	—	—	(533)	(62,471)	—	—	(63,004)

Net (decrease)/increase in cash and cash equivalents	$(2,679)	$(35)	$(27)	$—	$672	$(14,739)	$846	$—	$(15,962)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the quarter ended March 31, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(27,256)	$(27,256)	$(18,555)	$(2,767)	$(2,767)	$2,061	$(2,174)	$51,458	$(27,256)
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	—	—	—	—	—	721	874	—	1,595
Amortization of intangible assets	—	—	—	—	—	50,026	8,800	—	58,826
Equity losses/ (earnings) in subsidiaries	27,256	18,555	15,320	2,767	(12,444)	—	—	(51,454)	—
Amortization of debt finance costs	—	—	200	—	1,253	1,304	—	—	2,757
Accretion on preferred stock in subsidiary	—	8,701	—	—	—	—	—	—	8,701
Stock compensation expense	—	—	—	—	—	753	9	—	762
Changes in assets and liabilities	—	—	3,499	—	14,732	(32,316)	(9,522)	(4)	(23,611)

Net cash provided by / (used in) operating activities	—	—	464	—	774	22,549	(2,013)	—	21,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(245,736)	—	—	(245,736)
Capital expenditures	—	—	—	—	—	(2,911)	(245)	—	(3,156)

Net cash (used in) investing activities	—	—	—	—	—	(248,647)	(245)	—	(248,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank senior secured credit facility	—	—	—	—	—	240,000	—	—	240,000
Repayments under bank senior secured credit facility	—	—	(410)	—	(888)	(2,202)	—	—	(3,500)
Borrowings on revolving credit facility	—	—	—	—	20,000	—	—	—	20,000
Repayments of revolving credit facility	—	—	—	—	(20,000)	—	—	—	(20,000)
Other	—	—	—	—	—	(75)	—	—	(75)

Net cash (used in) / provided by financing activities	—	—	(410)	—	(888)	237,723	—	—	236,425

Net increase / (decrease) in cash and cash equivalents	$—	$—	$54	$—	$(114)	$11,625	$(2,258)	$—	$9,307

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

15.	Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in shareholders’ equity, to be included in other comprehensive (loss). The components of accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains or losses on interest rate swap contracts. Comprehensive (loss) for the quarters ended March 31, 2007 and 2006 consists of:

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Net (loss)	$(4,502)	$(27,256)
Other comprehensive income / (loss):
Currency translation adjustment	51	115
Unrealized (loss)/gain on interest rate swaps (net of tax of $(43) and $45)	(2,140)	2,192

Total other comprehensive (loss) / income	(2,089)	2,307

Comprehensive (loss)	$(6,591)	$(24,949)

The components of accumulated other comprehensive income (loss) included in equity consist of:

	As of March 31, 2007	As of December 31, 2006
Cumulative translation adjustment	$1,482	$1,431
Unrealized (loss) on interest rate swaps	(2,236)	(96)

	$(754)	$1,335

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our December 31, 2006 audited financial statements on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors,” in our December 31, 2006 annual report on Form 10-K and elsewhere in this Form 10-Q.

Summary

The following are the significant events that occurred during the quarter ended March 31, 2007:

•

On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%;

•	We began selling Zenchent®, a generic version of OVCON 35, to Watson Pharmaceuticals, Inc. under a profit sharing supply agreement;

•	On March 30, 2007, we made an optional prepayment of $60.0 million of our indebtedness under our senior secured credit facility; and

•	Our revenue for the quarter ended March 31, 2007 was $218.4 million and our net loss was $4.5 million.

Operating Results for the quarters ended March 31, 2007 and 2006

Revenue

The following table sets forth our unaudited revenue for the quarters ended March 31, 2007 and 2006, with the corresponding percent change:

	Quarter Ended March 31,		Increase (decrease)
(dollars in millions)	2007	2006	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$34.4	$1.4	$33.0	n.m.
FEMCON FE	5.0	—	5.0	100%
ESTROSTEP	22.0	25.8	(3.8)	(14.7)%
OVCON	4.6	24.0	(19.4)	(80.7)%

Total	66.0	51.2	14.8	29.2%
Hormone therapy
ESTRACE Cream	15.7	16.6	(0.9)	(5.3)%
FEMHRT	13.2	13.2	0.0	0.4%
FEMRING	3.5	2.1	1.4	70.4%
ESTRACE Tablets	2.6	1.5	1.1	68.4%
FEMTRACE	1.4	0.4	1.0	249.9%

Total	36.4	33.8	2.6	7.9%
Dermatology
DOVONEX	41.9	33.8	8.1	23.8%
TACLONEX	29.2	3.2	26.0	n.m.
DORYX	26.7	25.3	1.4	5.6%

Total	97.8	62.3	35.5	56.7%
PMDD
SARAFEM	9.2	10.6	(1.4)	(13.2)%
Other product sales
Other	1.0	2.7	(1.7)	(62.6)%
Contract manufacturing	5.7	5.9	(0.2)	(2.2)%

Total product net sales	216.1	166.5	49.6	29.9%
Other revenue:
Royalty revenue	2.3	—	2.3	100%

Total revenue	$218.4	$166.5	$51.9	31.2%

Revenue in the quarter ended March 31, 2007 was $218.4 million, an increase of $51.9 million or 31.2% over the same quarter in the prior year. The primary drivers of the increase in revenue were the net sales of two products introduced in March 2006, LOESTRIN 24 FE and TACLONEX, which together contributed $59.0 million of revenue growth for the quarter ended March 31, 2007 compared to the same quarter last year.

In February 2006, we received FDA approval to market our oral contraceptive, LOESTRIN 24 FE, and began commercial sales of the product in March 2006. Beginning in April 2006, LOESTRIN 24 FE became our top promotional priority amongst our oral contraceptive brands generating revenue of $34.4 million in the quarter ended March 31, 2007 compared to $1.4 million in the prior year quarter. Filled prescriptions of LOESTRIN 24 FE increased 36.4% sequentially in the quarter ended March 31, 2007 compared to the quarter ended December 31, 2006. ESTROSTEP net sales decreased $3.8 million or 14.7% over the same quarter last year. The decrease in ESTROSTEP net sales was primarily due to a 20.1% decline in filled prescriptions offset partially by price increases. ESTROSTEP filled prescriptions declined due to our promotional shift to LOESTRIN 24 FE. OVCON net sales declined $19.4 million, or 80.7%, compared with the prior year quarter. The decline in OVCON revenue was due to the introduction of a generic version of OVCON 35 in late October 2006, which led to an 80.4% decline in filled prescriptions for OVCON 35 compared to the same quarter last year. We introduced and began commercial sales of FEMCON FE in the second half of 2006, but did not initiate promotional efforts to launch the product until April 2007. Beginning in April 2007, FEMCON FE became the top promotional priority for our newly expanded Chilcott sales force.

Sales of our dermatology products increased $35.5 million or 56.7% compared to the prior year quarter, primarily due to the increase in TACLONEX sales of $26.0 million. TACLONEX, which was launched in April of 2006, achieved sequential growth in filled prescriptions of 12.7% in the current quarter compared to the quarter ended December 31, 2006. Sales of DORYX increased $1.4 million, or 5.6% compared with the prior year quarter. DORYX prescriptions, which had been growing during the period from July 1, 2005 through June 30, 2006, softened in the second half of 2006 due to decreased promotional emphasis following the April 2006 launch of TACLONEX. In January 2007, we took steps to increase our Dermatology sales force’s promotional efforts with DORYX. While filled prescriptions for DORYX declined 15.3% compared to the same quarter last year, DORYX net sales in the quarter increased as price increases more than offset the decline in filled prescriptions. Sales of DOVONEX increased $8.1 million or 23.8% compared with the prior year quarter as price increases more than offset a 16.6% decline in filled prescriptions. Beginning in April 2006, our promotional focus shifted from DOVONEX to TACLONEX as the first line topical therapy for mild to moderate psoriasis. The decline in filled prescriptions of DOVONEX in the quarter ended March 31, 2007 over the prior year quarter resulted primarily from this change in promotional focus. We have adjusted our marketing strategy to further encourage substitution of TACLONEX for DOVONEX as TACLONEX is the superior topical therapy. We do not expect these new marketing strategies to have a material adverse impact on our sales (by consumers substituting products other than TACLONEX for DOVONEX) but we can provide no assurances.

Sales of our hormone therapy products increased $2.6 million or 7.9% compared with the prior year quarter. The launch of the low-dose version of FEMHRT in 2006 helped to slow the decline of filled prescriptions in our hormone therapy portfolio. FEMHRT filled prescriptions were down 5.0% in the quarter compared with the prior year quarter, the impact of which was essentially offset by increased selling prices. Filled prescriptions for ESTRACE Cream were down 3.5% in the quarter compared with the prior year quarter, which was more than offset by increased selling prices. However, a contraction of pipeline inventories of ESTRACE CREAM in the quarter relative to the prior year quarter contributed to a 5.3% decrease in net sales of the product. SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), had sales of $9.2 million in the quarter ended March 31, 2007 compared with $10.6 million in the prior year quarter a decrease of $1.4 million or 13.2%. The decrease was due to a 25.9% decline in filled prescriptions offset in part by increased prices.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. Additionally in 2007, we generated $2.3 million of revenue consisting of royalties earned on the net sales of a product sold by a third party under a license to one of our patents. There were no royalties earned in the quarter ended March 31, 2006.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales increased $18.8 million in the quarter ended March 31, 2007 compared with the prior year quarter primarily due to the 29.9% increase in product net sales. Cost of sales in the quarter ended March 31, 2006 included $1.5 million representing the increased values of DOVONEX inventory recorded through the allocation of acquisition purchase price. Adjusted for the DOVONEX inventory step-up in the prior year quarter, our gross profit margin on product net sales decreased from 81.8% in the prior year to 76.6% in the current quarter. The decrease in our gross profit margin on product net sales was due to a number of factors including the mix of products sold with net sales of DOVONEX and TACLONEX accounting for 32.9% of our product net sales in the current quarter compared with 22.2% in the prior year quarter. Our gross profit margin was further reduced by the impact of a $3.6 million reserve recorded during the quarter for inventories of certain DOVONEX products on hand as of March 31, 2007 which we do not expect to sell due to a shift in our marketing strategies relating to the DOVONEX/TACLONEX product family. The cost of sales for DOVONEX and TACLONEX (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of product net sales, are significantly higher than the costs for our other products.

The tables below show the calculation of cost of sales, adjusted cost of sales, cost of sales percentage and adjusted cost of sales percentage for the quarters ended March 31, 2007 and 2006:

(dollars in millions)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	$ Change	Percent Change
Product net sales	$216.1	$166.5	$49.6	29.9%
Cost of sales (excluding amortization), as reported	50.6	31.8	18.8	59.1%

Cost of sales percentage	23.4%	19.1%

Cost of sales (excluding amortization), as reported	50.6	31.8	18.8	59.1%
Less: inventory step-up	—	1.5	(1.5)	(100)%

Adjusted cost of sales (excluding amortization)	$50.6	$30.3	$20.3	66.8%

Adjusted cost of sales percentage	23.4%	18.2%

Selling, general and administration (“SG&A”) expenses. SG&A expenses for the quarter ended March 31, 2007 were $77.9 million, an increase of $39.6 million, or 103.5%, from $38.3 million in the prior year quarter. Advertising and promotion increased $21.7 million over the prior year quarter primarily due to the timing of two flights of direct-to-consumer advertising for LOESTRIN 24 totaling $15.4 million and other promotional spending in support of LOESTRIN 24 FE and TACLONEX, both of which were launched in April 2006. Selling and distribution expenses increased $5.2 million, or 31.4%, over the prior year quarter primarily due to the first quarter expansion of our field sales forces by approximately 75 territories to support the initiation of promotional activities for FEMCON FE in the second quarter of 2007. During the quarter ending June 30, 2007, we will run a flight of direct-to-consumer advertising for FEMCOM FE resulting in an expense of approximately $10.0 million. General, administrative and other expenses increased $12.7 million, or 104.4%, over the prior year quarter primarily due to an increase in legal expenses of $11.4 million which included a $7.5 million reserve for the proposed settlements of certain legal actions related to OVCON 35.

The Company’s SG&A expenses were comprised of the following for the quarters ended March 31, 2007 and 2006:

(dollars in millions)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	$ Change	Percent Change
Advertising and Promotion	$31.3	$9.6	$21.7	227.3%
Selling and Distribution	21.7	16.5	5.2	31.4%
General, Administrative and Other	24.9	12.2	12.7	104.4%

Total	$77.9	$38.3	$39.6	103.5%

Research and Development (“R&D”). Our investment in R&D totaled $7.4 million in the quarter ended March 31, 2007 compared with $9.6 million in the prior year quarter a decrease of $2.1 million or 22.3%. R&D expense for the quarter ended March 31, 2006 included $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO. Excluding product rights costs from the 2006 period, R&D expense increased $0.8 million in the quarter ended March 31, 2007 compared to the prior year period. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective. We expect to pay a $10.0 million milestone payment to our development partner LEO Pharma in June 2007 based on the expected NDA filing of our TACLONEX product for the scalp. This amount will be included in R&D expense in the period in which this milestone is reached.

Amortization of intangible assets. Amortization expense in the quarters ended March 31, 2007 and 2006 was $57.6 million and $58.8 million, respectively. Our amortization expense will decline in the second half of 2007 based on our amortization methodology as amortization is calculated on either an accelerated or a straight-line basis, over the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”). Net interest expense for the quarter ended March 31, 2007 was $30.9 million, a decrease of $14.2 million, or 31.4%, from $45.1 million in the prior year quarter. Included in the quarter ended March 31, 2007 was $1.3 million relating to the write-off of deferred loan costs associated with the prepayment of $60.0 million of our senior secured credit facility debt on March 30, 2007. The decrease in interest expense is primarily the result of reductions in outstanding debt of $738.2 million from the period March 31, 2006 to March 31, 2007, offset partially by higher interest rates in the current quarter compared with the same quarter in 2006.

Income taxes. Our effective tax rate for the quarter ended March 31, 2007 was 25.0%, which reflects our current estimate of the corporate effective tax rate for the full year 2007. The effective income tax rate for interim periods and the full year can be volatile due to changes in income mix forecasted among the various tax jurisdictions in which we operate.

Net loss. Due to the factors described above, we reported net losses of $4.5 million and $27.3 million in the quarters ended March 31, 2007 and 2006, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At March 31, 2007, our cash on hand was $68.5 million, as compared to $84.5 million at December 31, 2006. As of March 31, 2007 our debt, net of cash, was $1,419.3 million and consisted of $1,097.8 million of borrowings under our senior secured credit facility plus $390.0 million of 8.75% Notes, less $68.5 million of cash on hand.

The following table summarizes our net increase in cash and cash equivalents:

(Dollars in millions)	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Net cash provided by operating activities	$58.0	$21.8
Net cash (used in) investing activities	(11.0)	(248.9)
Net cash (used in) / provided by financing activities	(63.0)	236.4

Net (decrease) / increase in cash and cash equivalents	$(16.0)	$9.3

Our net cash provided by operating activities for the quarter ended March 31, 2007 increased $36.2 million over the prior year quarter. We reported a net loss of $27.3 million in the prior year quarter compared with a net loss of $4.5 million in the current quarter. The quarter ended March 31, 2006 included increases in inventories of $26.0 million primarily due to the new DOVONEX and TACLONEX inventories which lowered the cash flows from operating activities. This increase in DOVONEX and TACLONEX inventories in 2006 does not have a continuing impact on our cash flows from operations.

Our net cash used in investing activities during the quarter ended March 31, 2007 totaled $11.0 million, consisting of $7.2 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP and FEMHRT and $3.8 million relating to capital expenditures. The cash flows from investing activities in the quarter ended March 31, 2006 consisted of $198.5 million to purchase the rights to DOVONEX, $40.0 million paid to LEO to complete the acquisition of the rights to TACLONEX, $7.2 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP and FEMHRT and $3.2 million of capital expenditures.

Our net cash used in financing activities in the quarter ended March 31, 2007 was primarily due to the repayment of $62.9 million of debt under the senior secured credit facility. The Company intends to use cash flows provided by operating activities to make optional prepayments on long-term debt. Our net cash provided by financing activities in the quarter ended March 31, 2006 was $236.4 million, principally consisting of $240.0 million of borrowings under the delayed-draw term loan portion of our senior secured credit facility used to fund the DOVONEX and TACLONEX transactions, net of repayments of our term debt of $3.5 million.

Senior Secured Credit Facility

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCI, entered into a $1,790.0 million senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consists of $1,640.0 million of term loans and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing lines, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate $250.0 million. However, the lenders are not committed to provide these additional tranches.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $60.0 million in March of 2007, the scheduled quarterly repayments of the term loans are $11.2 million annually beginning in the second quarter of 2007. On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of March 31, 2007, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

As of March 31, 2007, there were no borrowings outstanding under the $150.0 million revolving credit facility. The revolving credit facility matures January 18, 2011. Based on our leverage ratio at December 31, 2006, the interest rates under the revolving credit facility were reduced to LIBOR plus 1.75% or ABR plus 0.75%.

8.75% Notes

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600.0 million principal amount of 8.75% Notes due 2015. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), Inc.) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility. In October 2006, we redeemed $210.0 million of the Notes using a portion of the proceeds from our IPO.

If Holdings III or WCC were to undergo a change of control, each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of March 31, 2007 the Company was in compliance with all covenants.

Components of Indebtedness

As of March 31, 2007, the Company’s funded debt included the following (dollars in millions):

	Current Portion as of March 31, 2007	Long-Term Portion as of March 31, 2007	Total Outstanding as of March 31, 2007
Revolving credit loan	$—	$—	$—
Term loans	11.2	1,086.6	1,097.8
Notes	—	390.0	390.0

Total	$11.2	$1,476.6	$1,487.8

As of March 31, 2007, mandatory repayments of long-term debt in the remainder of 2007 and each of the five years ended December 31, 2008 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2007	$8.4
2008	11.2
2009	11.2
2010	11.2
2011	8.4
2012	1,047.4
Thereafter	390.0

Total long-term debt	$1,487.8

The carrying amount reported for long-term debt, other than Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(2.3) million for all swaps) is at variable rates and reprices frequently. The fair value of the Notes ($406.6 million) represents the market value of the Notes on March 31, 2007.

Contractual Commitments

The following table summarizes our financial commitments as of March 31, 2007:

	Cash Payments due by Period
(dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$1,097.8	$11.2	$22.4	$1,064.2	$—
8.75% Notes due 2015	390.0	—	—	—	390.0
Interest payments on long-term debt (1)	666.8	112.3	227.8	209.9	116.8
Supply agreement obligations	92.0	75.2	16.8	—	—
Lease obligations	11.7	3.6	3.5	3.2	1.4

Total Contractual Obligations	$2,258.3	$202.3	$270.5	$1,277.3	$508.2

(1)	Interest rates reflect borrowing rates for our outstanding long-term debt as of March 31, 2007 (including debt which is subject to our interest rate swaps) and the anticipated future reductions of long-term debt. Based on our variable rate debt levels of $497.8 million as of March 31, 2007, a 1% change in interest rates would impact our annual interest payments by approximately $5.0 million.

Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include additional future purchase consideration we may owe to Pfizer in connection with our acquisitions of FEMHRT and ESTROSTEP. These payments are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Assuming we maintain such exclusivity for the remaining duration of the patents, we would pay Pfizer additional amounts of up to $34.8 million in the aggregate for FEMHRT and $8.1 million in the aggregate for ESTROSTEP in quarterly installments. These payments are expected to be made as follows: $19.7 million in less than one year, $23.2 million in one to three years. In addition, the table above does not include our liability for unrecognized tax benefits under FIN 48. The amounts which are expected to settle within the next twelve months are $30.5 million and amounts after twelve months are $16.7 million.

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

New Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the interpretation as of January 1, 2007 as further discussed in Note 12.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008 if elected. We are currently evaluating the potential impact, if any, of election of the fair value adoption provided by this standard.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts as of March 31, 2007.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $497.8 million as of March 31, 2007, after taking into account the impact of our applicable interest rate swaps, a 1.0% change in interest rates would impact net interest expense by approximately $1.2 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters ended March 31, 2007 and 2006.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of March 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

During the quarter ended March 31, 2007 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11 to our unaudited condensed consolidated financial statements for the quarter ended March 31, 2007 included in this Form 10-Q for a description of our significant current legal proceedings.

Item 1A.	Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our December 31, 2006 Annual Report on Form 10-K should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

10.1	Voting Agreement, dated January 12, 2007 among Warner Chilcott Limited and DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V. DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P. – Filed with this document.

31	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2007	By:	/s/ Roger M. Boissonneault
	Name:	Roger M. Boissonneault
	Title:	President & Chief Executive Officer

Date: May 11, 2007	By:	/s/ Paul Herendeen
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer