Form 10-Q
period 2007-06-30
Warner Chilcott Ltd
filed 2007-08-10
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

As of August 1, 2007 the registrant had 250,570,521 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of June 30, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$57,939	$84,464
Accounts receivable, net	70,159	74,287
Inventories, net	51,705	66,376
Prepaid income taxes	14,515	20,055
Prepaid expense and other current assets	54,674	50,623

Total current assets	248,992	295,805

Other assets:
Property, plant and equipment, net	51,728	46,035
Intangible assets, net	1,433,052	1,533,757
Goodwill	1,244,194	1,241,452
Other non-current assets	38,310	45,496

Total assets	$3,016,276	$3,162,545

LIABILITIES
Current liabilities:
Accounts payable	$23,216	$23,094
Accrued expenses and other current liabilities	166,650	136,101
Current portion of long-term debt	9,852	11,790

Total current liabilities	199,718	170,985

Other liabilities:
Long-term debt, excluding current portion	1,345,155	1,538,960
Other non-current liabilities	135,719	124,368

Total liabilities	1,680,592	1,834,313

Commitments and contingencies (see Note 10)
SHAREHOLDERS’ EQUITY
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 251,060,531 and 251,047,875 shares issued and 250,570,521 and 250,557,866 outstanding	2,506	2,506
Additional paid-in capital	2,044,248	2,040,877
Retained (deficit)	(706,960)	(710,156)
Treasury stock, at cost (490,010 shares of Class A common stock)	(6,330)	(6,330)
Accumulated other comprehensive income	2,220	1,335

Total shareholders’ equity	1,335,684	1,328,232

Total liabilities and shareholders’ equity	$3,016,276	$3,162,545

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Quarter Ended June 30, 2007		Quarter Ended June 30, 2006	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
REVENUE
Net sales	$223,796		$186,970	$439,955		$353,431
Other revenue	3,177		—	5,439		—

Total revenue	226,973		186,970	445,394		353,431

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	46,296		37,211	96,893		69,018
Selling, general and administrative	70,150		61,021	148,048		99,307
Research and development	11,238		5,086	18,670		14,657
Amortization of intangible assets	57,554		63,148	115,107		121,974
Interest income	(1,702)		(381)	(3,033)		(785)
Interest expense	32,821		46,403	65,096		91,899
Accretion on preferred stock of subsidiary	—		9,005	—		17,706

INCOME / (LOSS) BEFORE TAXES	10,616		(34,523)	4,613		(60,345)
Provision for income taxes	2,719		2,183	1,218		3,617

NET INCOME / (LOSS)	7,897		(36,706)	3,395		(63,962)
Preferential distribution to Class L common shareholders	(a	)	22,384	(a	)	44,221

Net income / (loss) attributable to Class A common shareholders	$7,897		$(59,090)	$3,395		$(108,183)

Earnings (Loss) per share:
Class A—Basic	$0.03		$(0.66)	$0.01		$(1.21)
Class A—Diluted	$0.03		$(0.66)	$0.01		$(1.21)
Class L—Basic	(a	)	$2.10	(a	)	$4.14
Class L—Diluted	(a	)	$2.10	(a	)	$4.14

(a)	All outstanding Class L common stock of the Company (the “Class L common shares”) was converted into Class A common stock of the Company (the “Class A common shares”) upon the Company’s initial public offering (“IPO”) on September 20, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$3,395	$(63,962)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	4,710	2,973
Amortization of intangible assets	115,107	121,974
Amortization of debt finance costs	7,667	5,514
Stock compensation expense	3,371	1,025
Accretion on preferred stock of subsidiary	—	17,706
Changes in assets and liabilities:
Decrease /(increase) in accounts receivable, prepaid and other assets	3,963	(11,842)
Decrease / (increase) in inventories	14,671	(16,164)
Increase in accounts payable, accrued expenses and other liabilities	26,023	6,457
Increase / (decrease) in income taxes and other, net	12,776	(1,309)

Net cash provided by operating activities	191,683	62,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(14,400)	(252,936)
Capital expenditures	(7,994)	(8,383)

Net cash (used in) investing activities	(22,394)	(261,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank term credit facility	—	240,000
Repayments under bank term credit facility	(195,743)	(7,600)
Borrowings under revolving credit facility	—	20,000
Repayments under revolving credit facility	—	(20,000)
Other	(71)	(564)

Net cash (used in) / provided by financing activities	(195,814)	231,836

Net (decrease) / increase in cash and cash equivalents	(26,525)	32,889
Cash and cash equivalents, beginning of period	84,464	11,502

Cash and cash equivalents, end of period	$57,939	$44,391

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

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

2.	Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 of the Company’s 2006 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board (“FOB”), destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $9,817 and $3,553 in the quarters ended June 30, 2007 and 2006, respectively, and were $15,543 and $9,408 in the six months ended June 30, 2007 and 2006, respectively.

In the fourth quarter of 2006, the Company began to recognize revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of other revenue. For the quarter and six months ended June 30, 2007, other revenue was $3,177 and $5,439, respectively.

The Company establishes accruals for rebates, coupons, trade discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on criteria of estimating such contra revenues. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These accruals reduce revenues and are included as a reduction of accounts receivable or as a component of accrued expenses. As of June 30, 2007 and December 31, 2006, the amounts related to these provisions included as a reduction in accounts receivable were $9,377 and $7,836, respectively. The amounts included in accrued liabilities were $49,859 and $42,725 (of which $42,873 and $35,461 relate to reserves for product returns) as of June 30, 2007 and December 31, 2006, respectively. The provisions recorded for product returns were $13,969 and $9,870 in the quarters ended June 30, 2007 and 2006, respectively and were $28,198 and $19,087 in the six months ended June 30, 2007 and 2006, respectively.

Advertising and Promotional Costs

Costs associated with advertising and promotion (“A&P”) of the Company’s products are expensed as incurred and are included in selling, general and administrative expenses. A&P expenses totaled $22,417 and $28,063 in the quarters ended June 30, 2007 and 2006, respectively and $53,676 and $37,613 in the six months ended June 30, 2007 and 2006, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $10,465 and $8,703 in the quarters ended June 30, 2007 and 2006, respectively and $25,890 and $8,703 in the six months ended June 30, 2007 and 2006, respectively.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Deferred Loan Costs

Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the effective interest method. When long-term debt is paid down in advance, the loan fees associated with the debt are expensed as a component of interest expense in addition to the normal amortization expense recognized. Interest expense resulting from amortization and write-offs of loan fees amounted to $4,474 and $2,757 in the quarters ended June 30, 2007 and 2006, respectively and $7,667 and $5,514 in the six months ended June 30, 2007 and 2006, respectively. Deferred loan costs were $35,555 and $43,222 as of June 30, 2007 and December 31, 2006, respectively, and are included in other non-current assets in the condensed consolidated balance sheet.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008 if elected. The Company is currently evaluating the potential impact, if any, of adopting the fair value option provided by this standard.

3.	Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic EPS and diluted EPS. The Company presents EPS information using the two-class method as the Company’s previously outstanding Class L common shares participated in dividends together with the Class A common shares after the payment of the Class L preference. The Company calculates the dilutive effects on EPS for both classes of shares when applicable. In September of 2006, all of the Class L common shares converted into Class A common shares in connection with the Company’s IPO.

The numerator in calculating Class L common share basic and diluted EPS is equal to the Class L common share preference amount of $22,384 and $44,221 for the quarter and six months ended June 30, 2006, respectively. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights with respect to the Class A common shares. The numerator in calculating Class A common share basic and dilutive EPS is an amount equal to consolidated net income / (loss) in the quarters and six months ended June 30, 2007 and 2006, increased for the aforementioned Class L common share preference amount in the quarter and six months ended June 30, 2006.

The denominator in calculating both classes of basic and diluted EPS is the weighted average shares outstanding for each respective class of shares.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The following is the calculation of EPS using the two-class method for the quarters ended June 30, 2007 and 2006:

	Quarter Ended June 30, 2007		Quarter Ended June 30, 2006
Net income / (loss) available to common shareholders	$7,897		$(36,706)
Allocation of net income / (loss) to common shareholders:
Class A	(a	)	$(59,090)
Class L	(a	)	$22,384

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the quarters ended June 30, 2007 and 2006:

	Quarter Ended June 30, 2007		Quarter Ended June 30, 2006
Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	248,797,446		89,536,849
Dilutive effect of stock option grants and unvested restricted grants	1,616,363		—

Diluted number of common and potential Class A common shares outstanding	250,413,809		89,536,849

Weighted average number of common and potential Class L common shares outstanding:
Basic number of Class L common shares outstanding	(a	)	10,670,550
Dilutive effect of restricted stock grants	(a	)	—

Diluted number of common and potential Class L common shares outstanding	(a	)	10,670,550

Earnings (loss) per common share:
Class A—Basic	$0.03		$(0.66)
Class A—Diluted	$0.03		$(0.66)
Class L—Basic	(a	)	$2.10
Class L—Diluted	(a	)	$2.10

(a)    All outstanding Class L common shares were converted into Class A common shares upon the Company’s IPO on September 20, 2006.

The following is the calculation of EPS using the two-class method for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Net income / (loss) available to common shareholders	$3,395		$(63,962)
Allocation of net income / (loss) to common shareholders:
Class A	(a	)	$(108,183)
Class L	(a	)	$44,221

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	248,696,185		89,337,465
Dilutive effect of stock option grants and unvested restricted grants	1,720,575		—

Diluted number of common and potential Class A common shares outstanding	250,416,760		89,337,465

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Weighted average number of common and potential Class L common shares outstanding:
Basic number of Class L common shares outstanding	(a	)	10,670,787
Dilutive effect of restricted stock grants	(a	)	—

Diluted number of common and potential Class L common shares outstanding	(a	)	10,670,787

Earnings (loss) per common share:
Class A—Basic	$0.01		$(1.21)
Class A—Diluted	$0.01		$(1.21)
Class L—Basic	(a	)	$4.14
Class L—Diluted	(a	)	$4.14

(a)	All outstanding Class L common shares were converted into Class A common shares upon the Company’s IPO on September 20, 2006.

Stock options to purchase 1,917,720 Class A common shares at an exercise price of $22.98 were outstanding during all periods presented, but were not included in a calculation of diluted earnings per share as the effect of the stock options would be anti-dilutive. Stock options to purchase 3,081,962 and 3,063,013 (including the 1,917,720 stock options to purchase Class A common shares granted in 2005) Class A common shares at various exercise prices were outstanding during the quarter and six months ended June 30, 2007, respectively, but were not included in a calculation of diluted earnings per share as the effect of the stock options would be anti-dilutive.

Unvested restricted stock grants of 156,866 and 3,949,891 Class A common shares during the quarters ended June 30, 2007 and 2006, respectively, were not included in a calculation of diluted earnings per share as the effect of the grants would be anti-dilutive. Unvested restricted stock grants of 172,865 and 3,949,891 Class A common shares during the six months ended June 30, 2007 and 2006, respectively, were not included in a calculation of diluted earnings per share as the effect of the grants would be anti-dilutive.

4.	Derivatives

Derivative Financial Instruments

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income (loss) or comprehensive income (loss), depending on the timing and designated purpose of the derivative.

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

The terms of the swaps which were still in effect as of June 30, 2007 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	May-03-05	May-03-08	90 day LIBOR	4.132%
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%

The interest rate swaps effectively convert a portion of the variable rate debt under the senior secured credit facility to fixed rate debt. These derivative instruments are designated as cash flow hedges with the related gains or losses recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current assets. The gains were $2,485 and $1,238 in the quarters ended June 30, 2007 and 2006, respectively, and $345 and $3,430 in the six months ended June 30, 2007 and 2006, respectively.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of June 30, 2007 and December 31, 2006 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt, other than the Company’s senior secured notes (“Notes”), approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $249 and $(96) for all swaps as of June 30, 2007 and December 31, 2006, respectively) is at variable rates and reprices frequently. The fair value of the Notes of $400,725 and $399,750 represents the market value of the Notes as of June 30, 2007 and December 31, 2006, respectively. The Company’s long-term assets are not considered to be financial instruments.

5.	Inventories

Inventories consist of the following:

	As of June 30, 2007	As of December 31, 2006
Finished goods	$35,838	$44,747
Raw materials	15,867	21,629

	$51,705	$66,376

Amounts above are net of $6,674 and $10,116 related to inventory obsolescence reserves as of June 30, 2007 and December 31, 2006, respectively. Product samples are stated at the lower of cost or market ($5,492 and $3,896 as of June 30, 2007 and December 31, 2006, respectively) and are included in prepaid expense and other current assets.

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

Components of the Company’s intangible assets as of June 30, 2007 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$95,410	$305,590
ESTROSTEP FE	195,300	124,618	70,682
ESTRACE Cream	411,000	106,120	304,880
FEMHRT product family	286,600	117,792	168,808
FEMRING	29,301	4,880	24,421
ESTRACE Tablets	31,500	5,250	26,250
FEMTRACE	10,695	1,775	8,920
DORYX	331,300	79,630	251,670
DOVONEX / TACLONEX product family	249,536	25,465	224,071
SARAFEM	57,800	49,123	8,677
DURICEF	29,000	29,000	—
MOISTUREL	10,900	1,817	9,083

Total Definite-lived intangible assets	2,043,932	640,880	1,403,052

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,073,932	$640,880	$1,433,052

Aggregate amortization expense related to intangible assets was $57,554 and $63,148 in the quarters ended June 30, 2007 and 2006, respectively and was $115,107 and $121,974 in the six months ended June 30, 2007 and 2006, respectively. Estimated amortization expense for the remainder of 2007 and for each of the next five years is as follows:

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Amortization
2007	$100,706
2008	178,732
2009	173,059
2010	145,122
2011	129,823
2012	122,707

7.	Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2007	As of December 31, 2006
Royalties under product licensing agreements	$10,574	$9,755
Payroll, commissions, and employee costs	14,158	13,912
Sales returns reserve	42,873	35,461
Medicaid rebate accrual	5,663	6,095
Interest payable	16,378	18,903
Contingent liabilities (1)	35,692	36,137
Provision for loss contracts	9,510	8,140
Advertising and promotion	3,506	1,516
Litigation settlement reserves	17,500	—
Other	10,796	6,182

	$166,650	$136,101

(1)	As of June 30, 2007, all contingent liabilities were FIN 48 reserves (in addition, FIN 48 reserves included as a component of other non-current liabilities totaled $14,751).

8.	Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company Inc. (“WCCI”), entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consists of $1,640,000 of term loans and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250,000. However, the lenders are not committed to provide these additional tranches.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $130,000 in June 2007, the scheduled quarterly repayments of the term loans are $9,852 annually beginning in the third quarter of 2007. On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of June 30, 2007, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

As of June 30, 2007, there were no borrowings outstanding under the $150,000 revolving credit facility. The revolving credit facility matures January 18, 2011. Based on Holdings III’s leverage ratio at December 31, 2006, the interest rates under the revolving credit facility were reduced to LIBOR plus 1.75% or ABR plus 0.75%.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

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

If Holdings III or WCC were to undergo a change of control, each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount, plus accrued and unpaid interest. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restricts the payment of dividends or distributions on such capital stock. As of June 30, 2007, the Company was in compliance with all covenants.

Components of Indebtedness

As of June 30, 2007, the Company’s funded debt included the following:

	Current Portion as of June 30, 2007	Long-Term Portion as of June 30, 2007	Total Outstanding as of June 30, 2007
Revolving credit loan	$—	$—	$—
Term loans	9,852	955,155	965,007
Notes	—	390,000	390,000

Total	$9,852	$1,345,155	$1,355,007

As of June 30, 2007, mandatory repayments of principal of long-term debt in the remainder of 2007 and each of the five years ended December 31, 2008 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2007	$4,926
2008	9,852
2009	9,852
2010	9,852
2011	7,389
2012	923,136
Thereafter	390,000

Total long-term debt	$1,355,007

9.	Stock-Based Compensation

The Company applied the provisions of SFAS No. 123R during all periods presented. All share-based compensation to employees, including grants of non-qualified options to purchase Class A common shares and restricted Class A common shares, are measured at fair value on the date of grant and recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting.

Total stock compensation expense recognized for the quarters ended June 30, 2007 and 2006 were $1,686 and $263, respectively and were $3,371 and $1,025 for the six months ended June 30, 2007 and 2006, respectively. Unrecognized future compensation expense was $8,240 as of June 30, 2007, which will be recognized as an expense over a remaining weighted average period of 1.17 years.

The Company granted and will continue to grant equity-based incentives to its employees comprised of restricted Class A common shares and non-qualified options to purchase Class A common shares. Restricted Class A common shares are granted at the closing market

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

price per share on the applicable grant dates and are expensed over the four year vesting period. Non-qualified options to purchase Class A common shares are granted to employees at exercise prices per share equal to the closing market price per share on the grant dates. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as expense over the four year vesting period. The options have a term of ten years.

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

	2007 Grants	2006 Grants	2005 Grants
Dividend yield	None	None	None
Expected volatility	50.00%	50.00%	48.00%
Risk-free interest rate	4.65% - 5.03%	4.63 – 4.76%	4.10%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 8.2 years.

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from December 31, 2006 through June 30, 2007:

	Class A Grants
(in thousands except per share amounts)	Shares Granted	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2006	2,662.5	$2.25
Granted shares	16.2	$16.39
Expired shares	—	—
Vested shares	(1,003.4)	$1.00
Forfeited shares	(3.5)	$15.00

Unvested restricted Class A common shares at June 30, 2007	1,671.8	$3.10

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2006 through June 30, 2007:

	Class A Options
(in thousands except per share amounts)	Options Granted	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance December 31, 2006	3,067.5	$3.01	$19.99
Granted options	72.9	$8.71	$16.25
Expired options	—	—	—
Exercised options	—	—	—
Forfeited options	(58.3)	$8.02	$15.00

Balance June 30, 2007	3,082.1	$3.05	$19.99

Vested and exercisable at June 30, 2007	958.9	$0.0098	$22.98

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

10.	Commitments and Contingencies

Purchase Commitments

The Company has contingent purchase obligations in connection with two products acquired in 2003 (ESTROSTEP and FEMHRT), which are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Payments related to these products totaled $7,200 in the quarters ended June 30, 2007 and 2006 and were $14,400 in the six months ended June 30, 2007 and 2006. Assuming that the products maintain market exclusivity for the remaining duration of the patents, the Company would make additional payments of:

Year	Amount
2007	$9,600
2008	11,600
2009	11,600
2010	2,900

Total	$35,700

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers, which aggregate $26,732. The Company’s aggregate remaining purchase commitments as of June 30, 2007 were approximately:

Year	Amount
2007	$6,805
2008	12,618
2009	7,309
2010	—
2011	—

The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $40,586, which are payable within one year.

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

Product Development Agreements with LEO

In September 2005, the Company entered into agreements with LEO under which the Company acquired the rights to certain products under development. LEO also granted the Company a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. Under the product development agreement, the Company may make payments to LEO upon the achievement of various developmental milestones that could aggregate up to $150,000. Of the $150,000 of possible milestone payments, $10,000 is expected to be expensed in the second half of 2007 upon FDA acceptance of LEO’s NDA submission for TACLONEX Scalp Gel. In addition, the Company agreed to pay a supply fee and royalties to LEO on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, the Company entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. The Company paid $3,000 for the option upon signing (which was recorded as research and development expense in the six months ended June 30, 2006) and will pay an additional $3,000 upon completion of development milestones. The purchase price for supply of the product will be negotiated by LEO and the Company if the option is exercised.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Subsequent Events / Other

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals, Inc. (“Paratek”) under which the Company acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an upfront fee of $4,000 and will reimburse Paratek for research and development expenses incurred during the term of the agreement. The Company may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24,500.

Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the remainder of 2007 and the next five years and thereafter as of June 30, 2007 are approximately:

Amount
2007	$2,629
2008	2,331
2009	1,749
2010	1,580
2011	1,593
2012	1,599
Thereafter	272

Lease and rental expenses included in selling, general and administrative expenses totaled $1,629 and $1,551 in the quarters ended June 30, 2007 and 2006, respectively and $3,396 and $2,870 in the six months ended June 30, 2007 and 2006, respectively.

11.	Legal Proceedings

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

The Company’s most significant legal proceedings are described below:

Hormone Therapy Product Liability Litigation

Approximately 561 product liability suits have been filed against the Company related to our hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institutes of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified for the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and, although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro™, products marketed by Wyeth. Numerous lawsuits

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

Approximately 75% of the complaints filed against the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits we will have to defend. Of the approximately 561 suits that were filed, 405 have been dismissed and 76 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 27 cases to plaintiffs’ counsel.

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

FTC Lawsuits Regarding Exercise of Option for a Five-Year Exclusive License to an Abbreviated New Drug Application (“ANDA”) Referencing OVCON 35

In March 2004, for $1.0 million, Barr granted the Company an option to acquire a five-year exclusive license under an ANDA owned by Barr for which the Company’s OVCON 35 oral contraceptive is the reference drug. In May 2004, the Company exercised this option for an additional payment of $19.0 million. At that time, the Company entered into a finished product supply agreement under which Barr agreed to provide the Company with its requirements for finished OVCON products throughout the term of the license. In September of 2006, the Company introduced a chewable version of OVCON (“OVCON 35 FE”) and stopped shipping OVCON 35 to consumers as the Company began the process of transitioning from OVCON 35 to OVCON 35 FE (now “FEMCON FE”). As a result of the launch of OVCON 35 FE, the Company had expected to engage in discussions with Barr about the effect of the launch on the parties’ agreements. However, the Company’s review of its agreements with Barr and the resulting decision to terminate the exclusivity provisions in these agreements relating to OVCON 35 was accelerated when, on September 25, 2006, the Federal Trade Commission (the “FTC”) unexpectedly filed a motion for preliminary injunctive relief that would have required the Company to continue to market and promote OVCON 35, which, if granted, would have had a materially adverse effect on the Company’s plans for the sale and marketing of OVCON 35 FE. Accordingly, on September 25, 2006 the Company unilaterally signed a waiver which terminated the exclusivity provisions contained therein. The remaining provisions of the Barr agreements remain unchanged.

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

On November 7, 2005, twenty-one states plus the District of Columbia filed suit against Barr and the Company in the U.S. District Court for the District of Columbia. An additional thirteen states subsequently joined the suit. The suit by the thirty-four states and the District of Columbia (collectively, the “State Plaintiffs”) alleged that the OVCON Agreements violated Section 1 of the Sherman Act and various state antitrust and consumer protection statutes. The State Plaintiffs sought civil penalties, injunctive and equitable relief, and attorneys’ fees.

Eight direct purchaser lawsuits were filed against the Company and Barr in the U.S. District Court for the District of Columbia. The direct purchaser plaintiffs alleged that the OVCON Agreements violated Section 1 of the Sherman Act. All of the direct purchaser plaintiffs sought treble damages, injunctive relief, and costs including attorneys’ fees. Six of the lawsuits were class actions. The remaining two suits were brought on behalf of individual direct purchasers (collectively, the “Non-Class Action Direct Purchaser Plaintiffs”). On April 14, 2006 the six direct purchaser class action plaintiffs (the “Class Action Direct Purchaser Plaintiffs”) jointly filed an amended consolidated class action complaint and dismissed their complaints in the remaining five cases. On November 27, 2006, the Court appointed Magistrate Judge Alan Kay as a mediator for settlement of the direct purchaser cases at the parties’ request.

One third-party-payor class action lawsuit was filed against the Company and Barr in the U.S. District Court for the District of Columbia. The third-party-payor plaintiffs alleged in their first amended complaint that the OVCON Agreements violated Section 1 of the

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Sherman Act, the antitrust laws of twenty-three states and the District of Columbia, the consumer protection acts of all fifty states and the District of Columbia, and constituted a cause of action for unjust enrichment in unspecified jurisdictions. The third-party-payor plaintiffs sought an injunction, treble damages, the amounts by which defendants have been unjustly enriched, restitution, disgorgement, a constructive trust, and costs including attorneys’ fees. On April 14, 2006 the third-party-payor plaintiffs filed a second amended class action complaint. In response to defendants’ previous motion to dismiss, the third-party-payor plaintiffs dropped antitrust claims in two states and consumer protection claims in forty-seven states and the District of Columbia.

On March 6, 2006, a personal use consumer plaintiff filed a class action lawsuit against the Company and Barr in the U.S. District Court for the District of Columbia. The consumer plaintiff alleged in her original complaint that the OVCON Agreements violated Sections 1 and 2 of the Sherman Act, the antitrust and/or consumer protection laws of eighteen states and the unjust enrichment laws of fifty states. On April 19, 2006 the consumer plaintiff filed an amended class action complaint. The amended complaint dropped claims in four states and added an additional named plaintiff. The consumer plaintiffs sought treble damages, injunctive relief, restitution, disgorgement, and costs, including attorney’s fees.

In August 2006, the Company completed manufacturing validation for a chewable version of OVCON 35, OVCON 35 FE (now FEMCON FE). In September of 2006, the Company launched OVCON 35 FE and stopped shipping OVCON 35 to consumers as the Company began the process of transitioning from OVCON 35 to OVCON 35 FE. On September 25, 2006, the FTC filed a motion for a preliminary injunction alleging that the Company’s transition from OVCON 35 to OVCON 35 FE would impede the market for a generic version of OVCON 35. The motion sought to require the Company to preserve inventories of regular OVCON 35 in its possession and to continue certain marketing and sales activities related to that product. As a result of the launch of OVCON 35 FE, the Company had expected to engage in discussions with Barr about the effect of the launch on the parties’ agreements. However, the Company’s review of its agreements with Barr and the resulting decision to terminate the exclusivity provisions in these agreements relating to OVCON 35 was accelerated when, on September 25, 2006, the FTC unexpectedly filed a motion for preliminary injunctive relief that would have required the Company to continue to market and promote OVCON 35, which, if granted, would have had a materially adverse effect on the Company’s plans for the sale and marketing of OVCON 35 FE. Accordingly, on September 25, 2006 the Company unilaterally signed a waiver which terminated the exclusivity provisions contained therein. The remaining provisions of the OVCON Agreements remained unchanged. On September 26, 2006, Barr announced that it would launch a generic version of OVCON 35 in October 2006. In October 2006, Barr launched a generic version of OVCON 35. The launch of the generic version negatively affected the migration of consumers to FEMCON FE and could adversely affect the longer term market acceptance of FEMCON FE.

On October 5, 2006, the Company filed a motion to dismiss the FTC case for lack of subject matter jurisdiction on the ground that the relief sought by the FTC had been mooted by the Company’s waiver of exclusivity and Barr’s announcement of its plans to launch a generic version of OVCON 35.

On October 10, 2006, the Company agreed to a settlement in principle with the FTC. As a result, the FTC withdrew its motion for a preliminary injunction, and the Company withdrew its motion to dismiss for lack of subject matter jurisdiction. The Court approved the settlement and entered the agreed final order on October 23, 2006. The settlement represented a final resolution of all claims filed by the FTC against the Company. Under the terms of the settlement, with respect to any product for which the Company shall have a new drug application, the Company cannot enter into an agreement with a filer of an ANDA for the product (an “ANDA Filer”), that has all of the following terms: (i) the Company provides the ANDA Filer with anything of value, (ii) the ANDA Filer agrees to limit its research, development, manufacturing, distribution or sale of a generic version of the product and (iii) the agreement unreasonably restrains competition. In addition, the Company is prohibited from entering into any product supply agreement with an ANDA Filer that limits the filer’s development, manufacturing, distribution or sale of the product. The Company is, and will remain, subject to these restrictions for 10 years from the date of the settlement. Under the terms of the settlement, the Company was not required to pay any monetary damages. The Company also agreed under the settlement to continue to fill orders for OVCON 35 until January 23, 2007. In November 2006, the Company changed the trade name of OVCON 35 FE to FEMCON FE in order to reduce potential market confusion with OVCON 35. The Company does not believe that the terms of the settlement with the FTC will have an adverse effect on its ongoing business activities.

On April 9, 2007, the Company agreed to settlements in principle in the actions brought by the third-party payor plaintiffs and the consumer plaintiffs. Under the terms of the settlements, all claims in these actions will be dismissed and the litigations will be terminated in exchange for cash payments and/or donations of product samples with an aggregate value of approximately $2,000 (or approximately $6,500 in the aggregate if the product samples are valued at the fair market value of commercial trade product). The Court preliminarily approved the settlements in the third-party payor and consumer actions on June 28, 2007 and scheduled fairness hearings for both cases on November 6, 2007. The settlements of the third-party payor and consumer actions remain subject to receiving final approval from the Court.

On April 16, 2007, the Company agreed to a settlement in principle in the action brought by the State Plaintiffs. On June 29, 2007, the Court approved this settlement and entered the agreed-upon final order with respect thereto. Under the terms of the

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

settlement, Warner Chilcott agreed to pay the State Plaintiffs $5,500 and to injunctive relief substantially similar to that set forth in the Company’s previous settlement of the action brought by the FTC.

As a result of the settlements in principle of the third-party payor and consumer plaintiff claims and the final settlement of the State Plaintiff claims, the Company recorded an expense in its condensed consolidated statement of operations for the six months ended June 30, 2007 in the amount of $7,500.

On August 8, 2007, the Company agreed to a settlement to conclude the two antitrust actions brought by the Non-Class Action Direct Purchaser Plaintiffs. The claims held by the Non-Class Action Direct Purchase Plaintiffs represented a majority of the damages sought by all of the direct purchaser plaintiffs that have brought antitrust suits against the Company. Under the terms of the settlement, all claims in these actions will be dismissed and the litigations will be terminated in exchange for a cash payment of $10,000. As a result of this settlement, the Company recorded an expense in its condensed consolidated statement of operations for the quarter and six months ended June 30, 2007 in the amount of $10,000. The settlement remains subject to the court-ordered dismissal of the suits, and does not address the one continuing antitrust class action lawsuit brought by the Class Action Direct Plaintiffs.

The Company continues to vigorously defend the class action lawsuit brought by the Class Action Direct Plaintiffs and does not anticipate an unfavorable outcome. However, it is impossible to predict with certainty the impact of the settlement with the Non-Class Action Direct Purchaser Plaintiffs on the continuing action or the outcome of any litigation. As a result, the Company can provide no assurances as to the size of any future litigation award or settlement with respect to the continuing action, and any such award or settlement may not be proportional to the above described settlement. If the Class Action Direct Plaintiffs are ultimately successful in their class action lawsuit, the Company may be required to pay damages which could have an adverse impact on the Company’s financial condition, results of operations and cash flows.

Patent Matters

In June 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) regarding the Company’s U.S. Patent No. 5,552,394 (the “394 Patent”) which covers LOESTRIN 24 FE. The Paragraph IV certification letter sets forth allegations of non-infringement and invalidity of the 394 Patent. On July 28, 2006 the Company filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey for infringement of the 394 Patent. The Company is seeking a ruling that Watson’s ANDA and proposed ANDA product infringe the 394 Patent, and that Watson’s ANDA should not be approved before the expiration of the 394 Patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the Court to resolve the suit. The parties have begun discovery pursuant to a schedule established by the Court, but no trial date has been set. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that Watson’s ANDA infringes the Company’s 394 Patent.

In 2006, LEO Pharma received notices of Paragraph IV certifications from three parties regarding LEO Pharma’s DOVONEX 0.005% Calcipotriene Solution which is covered by LEO Pharma’s U.S. Patent No. 5,763,426 (the “426 Patent”). DOVONEX Calcipotriene Solution is marketed and sold in the United States by the Company pursuant to a license agreement with LEO Pharma. The certification letters set forth allegations of non-infringement and invalidity of the 426 patent. The Company and LEO Pharma do not intend to bring an infringement action with respect to these certification letters at this time. If any of the parties are successful in obtaining FDA approval for a generic version of DOVONEX 0.005% Calcipotriene Solution they could market and sell the product as early as January 2008.

On September 21, 2006, LEO Pharma informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s U.S. Patent No. 6,753,013 (the “013 Patent”). The 013 Patent covers TACLONEX and certain of LEO Pharma’s products in development. The Company markets and sells TACLONEX in the United States under a license agreement with LEO Pharma and has license rights to the products in development. The reexamination was ordered in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. LEO Pharma intends to vigorously defend the 013 Patent and filed a response with the USPTO on November 13, 2006. The Company is confident in the merits of the claims included in the 013 Patent, particularly based on the timing, extent and quality of the development work conducted by LEO Pharma with vitamin D analogues in combination with corticosteroids. The Company believes that LEO Pharma will succeed in maintaining the important elements of the patent protection for TACLONEX and the products in development through the reexamination process. However, the Company can offer no assurance as to the ultimate outcome of the reexamination proceedings. If the USPTO were to substantially narrow the claims included in the 013 Patent, TACLONEX could face direct or indirect competition prior to the expiration of the 013 Patent in 2020.

The Company has become aware that the FDA website indicates that an ANDA has been received by the Office of Generic Drugs containing a Paragraph IV patent certification with respect to FEMCON FE. As of the date of this filing, the Company has not received a Paragraph IV certification letter or any additional information. As a result, the Company is unable to further evaluate this matter at this time.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Securities Litigation

In November 2006, the Company and certain of its officers, were named as defendants in Albano v. Warner Chilcott Limited et al., a purported class action lawsuit filed in the United States District Court for the Southern District of New York. Subsequently, similar purported class action lawsuits were filed. The complaints asserted claims under the Securities Act of 1933 on behalf of a class consisting of all those who were allegedly damaged as a result of acquiring the Company’s common stock in connection with its IPO between September 20 and September 26, 2006. A consolidated amended complaint, which adds as defendants the lead underwriters for the IPO, was filed on May 4, 2007. The consolidated amended complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning its planned transition from the sale of OVCON 35 to the sale of its new patented product, OVCON 35 FE (now FEMCON FE). The Company and the individual defendants answered the complaint on June 18, 2007. The litigation is in its earliest stages and the Company and the individual defendants intend to defend the actions vigorously. The Company is not able at present to reasonably estimate potential losses, if any, in connection with the litigation but an adverse resolution could have a material adverse effect on our financial position, results of operations and cash flows.

12.	Income Taxes

The Company operates in five primary tax jurisdictions; the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The difference between the statutory and effective tax rates for the quarters and six months ended June 30, 2007 and 2006 is predominantly due to the mix of taxable income among the various tax jurisdictions, a valuation allowance offsetting certain state loss benefits and other U.S. permanent items. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in the Company operates.

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

As of January 1, 2007 and June 30, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $40,172 and $44,855, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $15,058 and $19,741 as of January 1, 2007 and June 30, 2007, respectively.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as a component of its tax provision/(benefit). Accrued interest and penalties were $3,732 and $5,587 as of January 1, 2007 and June 30, 2007, respectively.

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.

Currently, the Internal Revenue Service is auditing the Company’s U.S. tax returns for the fiscal years ended September 30, 2003 and 2004, the partial period of October 1, 2004 through January 17, 2005 and the partial year ended December 31, 2005. In addition, certain state and foreign jurisdictions for various periods are under audit. While all periods beginning with the partial year ended December 31, 2004 remain open for examination in Puerto Rico, no tax periods are currently under audit.

13.	Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. Following is selected information for the quarters and six months ended June 30, 2007 and 2006:

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue by country of origin:
United States	$216,761	$183,460	$428,952	$343,531
All other countries	10,212	3,510	16,442	9,900

Total revenue	$226,973	$186,970	$445,394	$353,431

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue breakdown by product:
Net sales:
LOESTRIN 24 FE	$34,708	$6,236	$69,110	$7,593
FEMCON FE	6,428	—	11,472	—
ESTROSTEP FE	20,106	27,653	42,096	53,441
OVCON 35/50	2,291	23,205	6,908	47,188
ESTRACE Cream	19,013	16,103	34,718	32,690
FEMHRT	17,283	13,415	30,498	26,571
FEMRING	3,817	3,009	7,332	5,072
ESTRACE Tablets	2,511	2,139	5,082	3,666
FEMTRACE	791	705	2,173	1,100
DOVONEX	33,473	39,886	75,372	73,732
TACLONEX	35,037	14,732	64,189	17,996
DORYX	28,266	25,381	54,993	50,686
SARAFEM	9,196	9,344	18,380	19,926
Other products	1,059	1,609	2,089	4,362
Contract manufacturing product sales	9,817	3,553	15,543	9,408

Total net sales	223,796	186,970	439,955	353,431

Other revenue:
Royalty revenue	3,177	—	5,439	—

Total revenue	$226,973	$186,970	$445,394	$353,431

	As of June 30, 2007	As of December 31, 2006
Fixed assets:
United States	$12,334	$11,551
Puerto Rico	22,448	17,312
United Kingdom/Rep. Of Ireland	16,946	17,172

Total	$51,728	$46,035

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

The following financial information presents the condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, and the related statements of operations for the quarters ended June 30, 2007 and 2006 and the related statements of operations and cash flows for the six months ended June 30, 2007 and 2006.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of June 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$5,761	$14	$1,629	$619	$901	$41,640	$7,375	$—	$57,939
Accounts receivable, net	26	—	7	—	11	69,791	324	—	70,159
Intercompany	—	—	21,338	3,801	—	167,444	32,760	(225,343)	—
Inventories	—	—	—	—	—	47,689	4,016	—	51,705
Prepaid exp’s & other current assets	164	14	14	—	43,044	23,732	2,221	—	69,189

Total Current Assets	5,951	28	22,988	4,420	43,956	350,296	46,696	(225,343)	248,992

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	34,782	16,946	—	51,728
Intangible assets, net	—	—	—	—	—	1,156,961	276,091	—	1,433,052
Goodwill	—	—	—	—	—	1,244,194	—	—	1,244,194
Other noncurrent assets	—	—	—	—	17,068	21,242	—	—	38,310
Investments in subsidiaries	1,329,924	1,329,907	1,323,634	765,620	1,467,852	—	—	(6,216,937)	—

Total Assets	$1,335,875	$1,329,935	$1,346,622	$770,040	$1,528,876	$2,807,475	$339,733	$(6,442,280)	$3,016,276

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$21,451	$1,765	$—	$23,216
Intercompany	45	17	16,719	—	155,220	15,664	37,683	(225,348)	—
Accrued exp’s & other curr liab’s	146	—	—	—	14,409	149,786	2,309	—	166,650
Long-term debt, current portion	—	—	—	—	2,132	7,720	—	—	9,852

Total Current Liabilities	191	17	16,719	—	171,761	194,621	41,757	(225,348)	199,718

Other Liabilities:
Long-term debt, excluding current	—	—	—	—	596,298	748,857	—	—	1,345,155
Other non-current liabilities	—	—	—	—	(4,803)	128,503	12,019	—	135,719

Total Liabilities	191	17	16,719	—	763,256	1,071,981	53,776	(225,348)	1,680,592

Shareholders’ equity	1,335,684	1,329,918	1,329,903	770,040	765,620	1,735,494	285,957	(6,216,932)	1,335,684

Total Liabilities and Shareholders’ Equity	$1,335,875	$1,329,935	$1,346,622	$770,040	$1,528,876	$2,807,475	$339,733	$(6,442,280)	$3,016,276

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

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

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended June 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$226,973	$3,105	$(3,105)	$226,973
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	47,604	1,405	(2,713)	46,296
Selling, general & administrative	1,213	7	9	(4)	146	67,985	1,188	(394)	70,150
Research and development	—	—	—	—	—	10,869	369	—	11,238
Amortization of intangible assets	—	—	—	—	—	48,841	8,713	—	57,554
Interest income	(86)	—	(20)	(1)	(22)	(1,531)	(42)	—	(1,702)
Interest expense	—	—	—	—	13,097	19,724	—	—	32,821

(Loss) / income before income taxes	(1,127)	(7)	11	5	(13,221)	33,481	(8,528)	2	10,616
Income tax (benefit) / provision	—	—	—	—	(4,628)	7,753	(406)	—	2,719
Equity in earnings / (losses) of subsidiaries	9,024	9,031	9,020	(24,686)	(16,093)	—	—	13,704	—

Net income / (loss)	$7,897	$9,024	$9,031	$(24,681)	$(24,686)	$25,728	$(8,122)	$13,706	$7,897

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$445,394	$12,727	$(12,727)	$445,394
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	100,274	3,193	(6,574)	96,893
Selling, general & administrative	2,429	22	25	14	576	148,998	2,127	(6,143)	148,048
Research and development	—	—	—	—	—	17,812	858	—	18,670
Amortization of intangible assets	—	—	—	—	—	97,683	17,424	—	115,107
Interest income	(203)	—	(40)	(1)	(51)	(2,656)	(82)	—	(3,033)
Interest expense	—	—	—	—	26,208	38,888	—	—	65,096

(Loss) / income before income taxes	(2,226)	(22)	15	(13)	(26,733)	44,395	(10,793)	(10)	4,613
Income tax (benefit) / provision	—	—	—	—	(9,357)	11,022	(447)	—	1,218
Equity in earnings / (losses) of subsidiaries	5,621	5,643	5,628	(7,798)	9,578	—	—	(18,672)	—

Net income / (loss)	$3,395	$5,621	$5,643	$(7,811)	$(7,798)	$33,373	$(10,346)	$(18,682)	$3,395

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended June 30, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$186,970	$5,438	$(5,438)	$186,970
Costs, expenses & other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	37,841	515	(1,145)	37,211
Selling, general and Administrative	101	54	(31)	—	1,357	62,854	973	(4,287)	61,021
Intercompany dividends (received)	—	—	(46,869)	—	—	—	—	46,869	—
Research & development	—	—	—	—	—	4,757	329	—	5,086
Amortization of intangible assets	—	—	—	—	—	54,348	8,800	—	63,148
Interest income	—	—	(1)	—	(2)	(371)	(7)	—	(381)
Interest expense	—	—	3,343	—	21,362	21,698	—	—	46,403
Accretion on preferred stock of subsidiary	—	9,005	—	—	—	—	—	—	9,005

(Loss) / income before income taxes	(101)	(9,059)	43,558	—	(22,717)	5,843	(5,172)	(46,875)	(34,523)
Income tax (benefit) / provision	—	—	—	—	(8,898)	11,046	35	—	2,183
Equity (losses) in / earnings of subsidiaries	(36,605)	(27,546)	(71,104)	(17,470)	(3,651)	—	—	156,376	—

Net (loss) / income	$(36,706)	$(36,605)	$(27,546)	$(17,470)	$(17,470)	$(5,203)	$(5,207)	$109,501	$(36,706)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Consolidating Condensed Statements of Operations for the six months ended June 30, 2006

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$353,431	$14,698	$(14,698)	$353,431
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	71,593	673	(3,248)	69,018
Selling, general & administrative	101	54	32	—	2,037	106,497	2,034	(11,448)	99,307
Research and development	—	—	—	—	—	13,229	1,428	—	14,657
Amortization of intangible assets	—	—	—	—	—	104,374	17,600	—	121,974
Intercompany dividends (received)	—	—	(46,869)	—	—	—	—	46,869	—
Interest income	—	—	(1)	—	(84)	(673)	(27)	—	(785)
Interest expense	—	—	6,515	—	42,709	42,675	—	—	91,899
Accretion on preferred stock in subsidiary	—	17,706	—	—	—	—	—	—	17,706

(Loss) / income before income taxes	(101)	(17,760)	40,323	—	(44,662)	15,736	(7,010)	(46,871)	(60,345)
Income tax (benefit) / provision	—	—	—	—	(15,632)	18,878	371	—	3,617
Equity in (losses)/earnings of subsidiaries	(63,861)	(46,101)	(86,424)	(20,237)	8,793	—	—	207,830	—

Net (loss) / income	$(63,962)	$(63,861)	$(46,101)	$(20,237)	$(20,237)	$(3,142)	$(7,381)	$160,959	$(63,962)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) / provided by operating activities	$(4,332)	$(35)	$(9)	$6	$1,206	$189,914	$4,933	$—	$191,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(14,400)	—	—	(14,400)
Capital expenditures	—	—	—	—	—	(6,693)	(1,301)	—	(7,994)

Net cash (used in) investing activities	—	—	—	—	—	(21,093)	(1,301)	—	(22,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under bank senior secured credit facility	—	—	—	—	(1,066)	(194,677)	—	—	(195,743)
Other	—	—	—	—	—	(71)	—	—	(71)

Net cash (used in) financing activities	—	—	—	—	(1,066)	(194,748)	—	—	(195,814)

Net (decrease)/ increase in cash and cash equivalents	$(4,332)	$(35)	$(9)	$6	$140	$(25,927)	$3,632	$—	$(26,525)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2006

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$21	$—	$927	$—	$1,661	$60,151	$(388)	$—	$62,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(252,936)	—	—	(252,936)
Capital expenditures	—	—	—	—	—	(7,567)	(816)	—	(8,383)

Net cash (used in) investing activities	—	—	—	—	—	(260,503)	(816)	—	(261,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank senior secured credit facility	—	—	—	—	—	240,000	—	—	240,000
Repayments under bank senior secured credit facility	—	—	(820)	—	(1,777)	(5,003)	—	—	(7,600)
Borrowings on revolving credit facility	—	—	—	—	20,000	—	—	—	20,000
Repayments of revolving credit facility	—	—	—	—	(20,000)	—	—	—	(20,000)
Other	—	—	—	—	—	(564)	—	—	(564)

Net cash (used in) / provided by financing activities	—	—	(820)	—	(1,777)	234,433	—	—	231,836

Net increase/(decrease) in cash and cash equivalents	$21	$—	$107	$—	$(116)	$34,081	$(1,204)	$—	$32,889

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

15.	Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in shareholders’ equity to be included in other comprehensive income / (loss). The components of accumulated other comprehensive income / (loss) for the Company consists of foreign currency translation adjustments and unrealized gains or losses on interest rate swap contracts. Comprehensive income / (loss) was $10,871 and $(34,756) for the quarters ended June 30, 2007 and 2006, respectively, and $4,280 and $(59,705) for the six months ended June 30, 2007 and 2006, respectively.

The components of accumulated other comprehensive income consist of:

	As of June 30, 2007	As of December 31, 2006
Cumulative translation adjustment	$1,971	$1,431
Unrealized gain / (loss) on interest rate swaps	249	(96)

	$2,220	$1,335

16.	Concentration Risk

The Company distributes its pharmaceutical products through wholesalers and distributors, and directly to certain national retail drug and grocery store chains. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s net sales and / or 10% of the Company’s gross accounts receivable. In June 2007 CVS, a national retail drug store chain that previously accounted for over 10% of the Company’s net sales and accounts receivable, began purchasing through one of the Company’s existing wholesale customers. As a result of this change, the Company’s concentration of customers is reduced from four customers to three.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this Form 10-Q.

Summary

The following are the significant events that occurred during the quarter and six months ended June 30, 2007:

•

On January 29, 2007, we entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%;

•	In January 2007, we began selling Zenchent®, a generic version of OVCON 35, to Watson Pharmaceuticals, Inc. under a profit sharing supply agreement;

•	On March 30, 2007, we made an optional prepayment of $60.0 million of our indebtedness under our senior secured credit facility;

•

In the quarter ended March 31, 2007, we recorded a $7.5 million expense in connection with our settlement in principle of the antitrust actions brought against us by the third-party-pay class action plaintiffs and the consumer class action plaintiffs, and the settlement of the antitrust action brought against us by thirty-four states and the District of Columbia relating to the OVCON 35 litigation;

•

In the quarter ended June 30, 2007, we recorded a $10.0 million expense in connection with the settlement of the two antitrust actions brought against us by certain direct purchaser plaintiffs not party to the continuing class action with respect to the OVCON 35 litigation;

•	On June 29, 2007, we made an optional prepayment of $130.0 million of our indebtedness under our senior secured credit facility;

•	Our revenue for the quarter ended June 30, 2007 was $227.0 million and our net income was $7.9 million; and

•	Our revenue for the six months ended June 30, 2007 was $445.4 million and our net income was $3.4 million.

Operating Results for the quarters and six months ended June 30, 2007 and 2006

Revenue

The following table sets forth our unaudited revenue for the quarters and six months ended June 30, 2007 and 2006, as well as the corresponding percentage change:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$34.7	$6.2	$28.5	456.6%	$69.1	$7.6	$61.5	810.2%
FEMCON FE	6.4	—	6.4	100.0%	11.5	—	11.5	100.0%
ESTROSTEP	20.1	27.7	(7.6)	(27.3)%	42.1	53.4	(11.3)	(21.2)%
OVCON 35/50	2.3	23.2	(20.9)	(90.1)%	6.9	47.2	(40.3)	(85.4)%

Total	63.5	57.1	6.4	11.3%	129.6	108.2	21.4	19.7%
Hormone therapy
ESTRACE Cream	19.0	16.1	2.9	18.1%	34.7	32.7	2.0	6.2%
FEMHRT	17.3	13.4	3.9	28.8%	30.5	26.6	3.9	14.8%
FEMRING	3.8	3.0	0.8	26.9%	7.3	5.0	2.3	44.6%
ESTRACE Tablets	2.5	2.1	0.4	17.4%	5.1	3.7	1.4	38.6%
FEMTRACE	0.9	0.7	0.2	12.2%	2.2	1.1	1.1	97.5%

Total	43.5	35.3	8.2	22.7%	79.8	69.1	10.7	15.5%
Dermatology
DOVONEX	33.5	39.9	(6.4)	(16.1)%	75.4	73.7	1.7	2.2%
TACLONEX	35.0	14.7	20.3	137.8%	64.2	18.0	46.2	256.7%
DORYX	28.3	25.4	2.9	11.4%	55.0	50.7	4.3	8.5%

Total	96.8	80.0	16.8	21.0%	194.6	142.4	52.2	36.6%
PMDD
SARAFEM	9.1	9.3	(0.2)	(1.6)%	18.4	19.9	(1.5)	(7.8)%
Other product sales
Other	1.1	1.7	(0.6)	(34.2)%	2.1	4.4	(2.3)	(52.1)%
Contract manufacturing	9.8	3.6	6.2	176.3%	15.5	9.4	6.1	65.2%

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
Total product net sales	223.8	187.0	36.8	19.7%	440.0	353.4	86.6	24.5%
Other revenue
Royalty revenue	3.2	—	3.2	100.0%	5.4	—	5.4	100.0%

Total revenue	$227.0	$187.0	$40.0	21.4%	$445.4	$353.4	$92.0	26.0%

Revenue in the quarter ended June 30, 2007 was $227.0 million, an increase of $40.0 million, or 21.4%, over the same quarter in the prior year. Revenue in the six months ended June 30, 2007 was $445.4 million, an increase of $92.0 million or 26.0% over the same period in the prior year. The primary drivers of the increase in revenue in both periods were the net sales of two products introduced in March 2006, LOESTRIN 24 FE and TACLONEX, which together contributed $48.8 million and $107.7 million of revenue growth for the quarter and six months ended June 30, 2007, respectively, compared to the prior year periods.

Sales of our oral contraceptive products increased $6.4 million or 11.3% in the quarter ended June 30, 2007 and $21.4 million or 19.7% in the six months ended June 30, 2007, compared with the prior year periods. In February 2006, we received FDA approval to market our oral contraceptive, LOESTRIN 24 FE, and began commercial sales of the product in March 2006. Beginning in April 2006, LOESTRIN 24 FE became our top promotional priority amongst our oral contraceptive brands. LOESTRIN 24 FE generated revenue of $34.7 million and $69.1 million in the quarter and six months ended June 30, 2007, respectively, compared to $6.2 million and $7.6 million in the prior year periods, respectively. Filled prescriptions of LOESTRIN 24 FE increased 23.3% sequentially in the quarter ended June 30, 2007 compared to the quarter ended March 31, 2007. ESTROSTEP net sales decreased $7.6 million, or 27.3%, and decreased $11.3 million, or 21.2%, in the quarter and six months ended June 30, 2007 compared to the same periods last year. The decreases in ESTROSTEP net sales were primarily due to a 33.4% and 27.0% decline in filled prescriptions for the quarter and six months ended June 30, 2007, respectively, offset partially by higher selling prices compared to the prior year periods. ESTROSTEP filled prescriptions declined due to our promotional shift to LOESTRIN 24 FE. OVCON net sales declined $20.9 million, or 90.1%, and $40.3 million, or 85.4%, for the quarter and six months ended June 30, 2007, compared with the prior year periods. The decline in OVCON revenue was primarily due to the introduction of generic versions of OVCON 35 beginning in late October 2006, which led to a 75.6% decline in filled prescriptions for OVCON 35 for the six months ended June 30, 2007 compared to the prior year period. We introduced and began commercial sales of FEMCON FE in the second half of 2006, but did not initiate promotional efforts to launch the product until April 2007. Beginning in April 2007, FEMCON FE became a promotional priority for our newly expanded Chilcott sales force. The product generated revenues of $6.4 million in the quarter ended June 30, 2007. Filled prescriptions of FEMCON FE increased 36.2% sequentially in the quarter ended June 30, 2007 compared to the quarter ended March 31, 2007.

Sales of our dermatology products increased $16.8 million, or 21.0%, in the quarter ended June 30, 2007 and $52.2 million or 36.6% in the six months ended June 30, 2007, compared to the prior year periods. This increase was primarily due to the increase in TACLONEX sales of $20.3 million in the quarter ended June 30, 2007 and $46.2 million in the six months ended June 30, 2007 compared to the prior year periods. TACLONEX, which was launched in April of 2006, achieved sequential growth in filled prescriptions of 7.5% in the current quarter compared to the quarter ended March 31, 2007. Sales of DORYX increased $2.9 million, or 11.4%, in the quarter ended June 30, 2007 and $4.3 million, or 8.5%, in the six months ended June 30, 2007 compared with the prior year periods. DORYX prescriptions, which had been growing during the period from July 1, 2005 through June 30, 2006, softened in the second half of 2006 due to decreased promotional emphasis following the April 2006 launch of TACLONEX. In January 2007, we took steps to increase our Dermatology sales force’s promotional efforts with DORYX. While filled prescriptions for DORYX declined 13.0% over the six months ended June 30, 2007 compared to the same period last year, DORYX net sales in the six month period increased as higher selling prices more than offset the decline in filled prescriptions. Sales of DOVONEX decreased $6.4 million or 16.1% in the quarter ended June 30, 2007 compared with the prior year quarter. The decline was due to a decrease in filled prescriptions of 17.2% mainly due to a loss of market share to our TACLONEX product and a contraction of pipeline inventories of DOVONEX products in the quarter ended June 30, 2007 relative to the prior year quarter. The decline in filled prescriptions and contraction of DOVONEX pipeline inventories were partially offset by higher selling prices in the quarter compared with the prior year quarter. Sales of DOVONEX increased by $1.7 million, or 2.2%, in the six months ended June 30, 2007 compared with the prior year period as the impact of higher selling prices during the period more than offset a 16.9% decline in filled prescriptions and a contraction of pipeline inventories relative to the prior year period. In April 2006 we began to promote TACLONEX as the first line topical therapy for mild to moderate psoriasis. The decline in filled prescriptions of DOVONEX in the quarter and six months ended June 30, 2007 compared with the prior year periods was primarily the result of our efforts to grow TACLONEX. During the quarter ended June 30, 2007, we continued to implement marketing strategies to further encourage the prescription of TACLONEX instead of DOVONEX as we believe that TACLONEX is a superior topical therapy. We do not expect that our marketing strategies will have a material adverse impact on our future sales (i.e. by consumers substituting products other than TACLONEX for DOVONEX) but we can provide no assurances.

Sales of our hormone therapy products increased $8.2 million, or 22.7%, and $10.7 million, or 15.5%, in the quarter and six months ended June 30, 2007, respectively, compared with the prior year periods. The launch of the low-dose version of FEMHRT in 2006 slowed the decline of filled prescriptions in our hormone therapy portfolio. FEMHRT filled prescriptions were down 5.0% in both the quarter and six months ended June 30, 2007, compared with the prior year periods, the impact of which was offset by higher selling prices. Filled prescriptions for ESTRACE Cream were down 1.7% and 2.6% in the quarter and six months ended June 30, 2007 compared with the prior year periods, which were more than offset by higher selling prices. Sales of SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), declined $0.2 million or 1.6% in the quarter ended June 30, 2007, compared with the prior year quarter. Sales of SARAFEM declined $1.5 million, or 7.8%, in the six months ended June 30, 2007 compared with the prior year period. The decrease in sales during both periods was due to a 22.1% and 23.5% decline in filled prescriptions in the quarter and six months ended June 30, 2007, respectively, offset in part by higher selling prices.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. Additionally in 2007, we generated $3.2 million and $5.4 million of revenue in the quarter and six months ended June 30, 2007, respectively, consisting of royalties earned on the net sales of a product sold by a third party under a license to one of our patents. There were no royalties earned in 2006.

Cost of Sales (excluding amortization of intangible assets)

Cost of sales increased $9.1 million in the quarter ended June 30, 2007 compared with the prior year quarter primarily due to the 19.7% increase in product net sales. Cost of sales increased $27.9 million in the six months ended June 30, 2007 compared with the prior year period primarily due to the 24.5% increase in product net sales. Cost of sales in the six months ended June 30, 2006 included $1.5 million representing the increased values of DOVONEX inventory recorded through the allocation of the acquisition purchase price. Adjusted for the DOVONEX inventory step-up in the prior year period, our gross profit margin on product net sales decreased from 80.9% in the six months ended June 30, 2006 to 78.0% in the six months ended June 30, 2007. The decrease in our gross profit margin on product net sales was due to a number of factors, including the mix of products sold with net sales of DOVONEX and TACLONEX accounting for 31.7% of our product net sales in the six months ended June 30, 2007 compared with 25.9% in the prior year period. The cost of sales for DOVONEX and TACLONEX (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of product net sales, are significantly higher than the costs for our other products. Our gross profit margin was further reduced by the impact of a $3.6 million reserve recorded during the six months ended June 30, 2007 for inventories of certain DOVONEX products on hand as of March 31, 2007 which were not sold due to a shift in our marketing strategies relating to DOVONEX.

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters ended June 30, 2007 and 2006, and the calculation of cost of sales, adjusted cost of sales, cost of sales percentage and adjusted cost of sales percentage for the six months ended June 30, 2007 and 2006:

(dollars in millions)	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	$ Change	Percent Change
Product net sales	$223.8	$187.0	$36.8	19.7%
Cost of sales (excluding amortization), as reported	46.3	37.2	9.1	24.4%

Cost of sales percentage	20.7%	19.9%

(dollars in millions)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	$ Change	Percent Change
Product net sales	$440.0	$353.4	$86.6	24.5%
Cost of sales (excluding amortization), as reported	96.9	69.0	27.9	40.4%

Cost of sales percentage	22.0%	19.5%

Cost of sales (excluding amortization), as reported	$96.9	$69.0	$27.9	40.4%
Less inventory step up	—	(1.5)	(1.5)	(100)%

Adjusted cost of sales (excluding amortization)	$96.9	$67.5	$29.4	43.4%

Adjusted cost of sales percentage	22.0%	19.1%

Selling, general and administration (“SG&A”) expenses. SG&A expenses for the quarter ended June 30, 2007 were $70.2 million, an increase of $9.2 million, or 15.1%, from $61.0 million in the prior year quarter. Advertising and promotion expenses for the quarter ended June 30, 2007 decreased $5.6 million or 20.0% compared with the prior year quarter primarily due to product launch expenses incurred in the quarter ended June 30, 2006 related to TACLONEX and LOESTRIN 24 FE. Selling and distribution expenses for the quarter ended June 30, 2007 increased $3.6 million, or 19.3%, over the prior year quarter primarily due to the first quarter expansion of our field sales forces by approximately 75 territories to support the initiation of promotional activities for FEMCON FE. General, administrative and other expenses in the quarter ended June 30, 2007 increased $11.2 million or 78.3% over the prior year quarter primarily due to an increase in legal expenses, which included a $10.0 million reserve for the settlement of two antitrust lawsuits brought by certain direct purchaser plaintiffs related to the OVCON 35 litigation. SG&A expenses for the six months ended June 30, 2007 were $148.0 million, an increase of $48.7 million or 49.0% compared to the prior year period. Advertising and promotion expenses for the six months ended June 30, 2007 increased $16.1 million or 42.8% over the prior year period, primarily due to an increase in direct-to-consumer advertising expenses of $17.2 million in support of LOESTRIN 24 FE and FEMCON FE. Selling and distribution expenses for the six months ended June 30, 2007 increased $8.8 million, or 25.0%, over the prior year period primarily due to the first quarter expansion of our field sales forces by approximately 75 territories to support the initiation of promotional activities for FEMCON FE. General, administrative and other expenses in the six months ended June 30, 2007 increased $23.8 million, or 89.8%, over the prior year period primarily due to an increase in legal expenses of $21.6 million which included $17.5 million in aggregate reserves for the settlements of certain legal matters related to the OVCON 35 litigation.

The Company’s SG&A expenses were comprised of the following for the quarters and six months ended June 30, 2007 and 2006:

(dollars in millions)	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	$ Change	Percent Change
Advertising and Promotion	$22.4	$28.0	$(5.6)	(20.0)%
Selling and Distribution	22.3	18.7	3.6	19.3%
General, Administrative and Other	25.5	14.3	11.2	78.3%

Total	$70.2	$61.0	$9.2	15.1%

(dollars in millions)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	$ Change	Percent Change
Advertising and Promotion	$53.7	$37.6	$16.1	42.8%
Selling and Distribution	44.0	35.2	8.8	25.0%
General, Administrative and Other	50.3	26.5	23.8	89.8%

Total	$148.0	$99.3	$48.7	49.0%

Research and Development (“R&D”). Our investment in R&D totaled $11.2 million in the quarter ended June 30, 2007 compared with $5.1 million in the prior year quarter, an increase of $6.1 million or 120.9%. The increase in R&D activities is mainly due to costs incurred for a clinical study for a new low-dose oral contraceptive. We completed the enrollment of the clinical study in July 2007 and began to enroll patients into a clinical study for another new oral contraceptive during the second quarter. Our investment in R&D totaled $18.7 million in the six months ended June 30, 2007 compared with $14.7 million in the prior year period, an increase of $4.0 million, or 27.4%. R&D expense for the six months ended June 30, 2006 included $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO. Excluding product rights costs from the 2006 period, R&D expense increased $7.0 million in the six months ended June 30, 2007 compared to the prior year period due to the increased level of clinical study activity during the 2007 period. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective. We expect to pay a $10.0 million milestone payment to our development partner LEO in the second half of 2007 upon FDA acceptance of LEO’s NDA submission for TACLONEX Scalp Gel. In July we made a $4.0 million payment to Paratek Pharmaceuticals, Inc. (“Paratek”) to acquire certain rights to novel tetracyclines for the treatment of acne and rosacea. The $4.0 million payment will be included in R&D expense in the third quarter.

Amortization of intangible assets. Amortization expense in the quarters ended June 30, 2007 and 2006 was $57.6 million and $63.1 million, respectively. Amortization expense in the six months ended June 30, 2007 and 2006 was $115.1 and $122.0 million, respectively. Our amortization expense will decline in the second half of 2007 based on our amortization methodology as amortization is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”). Net interest expense for the quarter ended June 30, 2007 was $31.1 million, a decrease of $14.9 million, or 32.4%, from $46.0 million in the prior year quarter. Included in the quarter ended June 30, 2007 was $2.6 million relating to the write-off of deferred loan costs associated with the optional prepayment of $130.0 million of our senior secured credit facility debt on June 29, 2007. Net interest expense for the six months ended June 30, 2007 was $62.1 million, a decrease of $29.0 million, or 31.9%, from $91.1 million in the prior year period. Included in the six months ended June 30, 2007 was $3.9 million relating to two write-offs of deferred loan costs associated with aggregate optional prepayments of $190.0 million of our senior secured credit facility. The decrease in interest expense is primarily the result of reductions in outstanding debt of $866.9 million from June 30, 2006 to June 30, 2007, offset partially by higher interest rates in the current quarter and six month period compared with the same prior year periods.

Income taxes. Our effective tax rate for the quarter and six months ended June 30, 2007 was 25.6% and 26.4%, respectively, which reflects our current estimate of the corporate effective tax rate for the full year 2007. The effective income tax rate for interim periods and the full year can be volatile due to changes in forecasted income among the various tax jurisdictions in which we operate.

Net income / (loss). Due to the factors described above, we reported net income (loss) of $7.9 million and $(36.7) million in the quarters ended June 30, 2007 and 2006, respectively. We reported net income (loss) of $3.4 million and $(64.0) million in the six months ended June 30, 2007 and 2006, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2007, our cash on hand was $57.9 million, as compared to $84.5 million at December 31, 2006. As of June 30, 2007 our debt, net of cash, was $1,297.1 million and consisted of $965.0 million of borrowings under our senior secured credit facility plus $390.0 million of 8.75% Notes, less $57.9 million of cash on hand.

The following table summarizes our net (decrease) / increase in cash and cash equivalents:

(Dollars in millions)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net cash provided by operating activities	$191.7	$62.4
Net cash (used in) investing activities	(22.4)	(261.3)
Net cash (used in) / provided by financing activities	(195.8)	231.8

Net (decrease) / increase in cash and cash equivalents	$(26.5)	$32.9

Our net cash provided by operating activities for the six months ended June 30, 2007 increased $129.3 million over the prior year period. We reported a net loss of $(64.0) million in the prior year period compared with net income of $3.4 million in the six months ended June 30, 2007. During the six months ended June 30, 2006, we increased our investment in inventory by $16.2 million primarily due to the addition of DOVONEX and TACLONEX to our product portfolio which lowered cash flows from operations during that period. During the six months ended June 30, 2007, our inventories declined by $14.7 million due primarily to the timing of product shipments received from our suppliers and our accrued expenses increased by $26.0 million primarily due to $17.5 million of reserves recorded for the settlements of certain legal matters related to the OVCON 35 litigation.

Our net cash used in investing activities during the six months ended June 30, 2007 totaled $22.4 million, consisting of $14.4 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP and FEMHRT and $8.0 million relating to capital expenditures. The cash flows from investing activities in the six months ended June 30, 2006 consisted of $198.5 million to purchase the rights to DOVONEX, $40.0 million paid to LEO to complete the acquisition of the rights to TACLONEX, $14.4 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP and FEMHRT and $8.4 million of capital expenditures.

Our net cash used in financing activities in the six months ended June 30, 2007 included the optional prepayment of $190.0 million and the scheduled repayment of $5.7 million of debt under our senior secured credit facility. The Company intends to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash provided by financing activities in the six months ended June 30, 2006 was $231.8 million, principally consisting of $240.0 million of borrowings under the delayed-draw term loan portion of our senior secured credit facility used to fund the DOVONEX and TACLONEX transactions, net of repayments of our term debt.

Senior Secured Credit Facility

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCI, entered into a $1,790.0 million senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640.0 million of term loans and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250.0 million. However, the lenders are not committed to provide these additional tranches.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $130.0 million in June 2007, the scheduled quarterly repayments of the term loans were reduced to $9.9 million annually beginning in the third quarter of 2007. On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and restrict the payment of dividends. As of June 30, 2007, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

As of June 30, 2007, there were no borrowings outstanding under the $150.0 million revolving credit facility. The revolving credit facility matures January 18, 2011. Based on our leverage ratio at December 31, 2006, the interest rates under the revolving credit facility were reduced to LIBOR plus 1.75% or ABR plus 0.75%.

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

If Holdings III or WCC were to undergo a change of control, each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount, plus accrued and unpaid interest. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of June 30, 2007 the Company was in compliance with all covenants.

Components of Indebtedness

As of June 30, 2007, the Company’s funded debt included the following (dollars in millions):

	Current Portion as of June 30, 2007	Long-Term Portion as of June 30, 2007	Total Outstanding as of June 30, 2007
Revolving credit loan	$—	$—	$—
Term loans	9.9	955.1	965.0
Notes	—	390.0	390.0

Total	$9.9	$1,345.1	$1,355.0

As of June 30, 2007, mandatory repayments of long-term debt in the remainder of 2007 and each of the five years ended December 31, 2008 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2007	$4.9
2008	9.9
2009	9.9
2010	9.9
2011	7.4

Year Ending December 31,	Aggregate Maturities (in millions)
2012	923.0
Thereafter	390.0

Total long-term debt	$1,355.0

The carrying amount reported for long-term debt, other than Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $0.2 million for all swaps) is at variable rates and reprices frequently. The fair value of the Notes ($400.7 million) represents the market value of the Notes on June 30, 2007.

Contractual Commitments

The following table summarizes our financial commitments as of June 30, 2007:

	Cash Payments due by Period
(dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$965.0	$9.9	$19.8	$935.3	$—
8.75% Notes due 2015	390.0	—	—	—	390.0
Interest payments on long-term debt (1)	595.5	104.9	208.2	180.1	102.3
Supply agreement obligations	82.5	68.8	13.7	—	—
Lease obligations	11.8	3.8	3.7	3.2	1.1

Total Contractual Obligations	$2,044.8	$187.4	$245.4	$1,118.6	$493.4

(1)	Interest rates reflect borrowing rates for our outstanding long-term debt as of June 30, 2007 (including debt which is subject to our interest rate swaps) and the anticipated future reductions of long-term debt. Based on our variable rate debt levels of $390.0 million as of June 30, 2007, a 1% change in interest rates would impact our annual interest payments by approximately $3.9 million.

Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include additional future purchase consideration we may owe to Pfizer in connection with our acquisitions of FEMHRT and ESTROSTEP. These payments are contingent on the products maintaining market exclusivity through the expiration dates of certain patents. Assuming we maintain such exclusivity for the remaining duration of the patents, we would pay Pfizer additional amounts of up to $31.9 million in the aggregate for FEMHRT and $3.8 million in the aggregate for ESTROSTEP in quarterly installments. These payments are expected to be made as follows: $15.4 million in less than one year, and $20.3 million in one to three years. In addition, the table above does not include our liability for unrecognized tax benefits under FIN 48. The amounts which are expected to settle within the next twelve months are $35.7 million and amounts after twelve months are $14.7 million, including interest.

In September 2005, we entered into agreements with LEO under which we acquired the rights to certain products under development. LEO also granted us a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. Under the product development agreement we may make payments to LEO upon the achievement of various developmental milestones that could aggregate up to $150.0 million. Of the $150.0 million of possible milestone payments, $10.0 million is expected to be incurred in the second half of 2007 upon FDA acceptance of LEO’s NDA submission for TACLONEX Scalp Gel. In addition, we have agreed to pay a supply fee and royalties to LEO on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, we entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. We paid $3.0 million for the option upon signing and will pay an additional $3.0 million upon completion of development milestones. The purchase price for the product will be negotiated by LEO and us if the option is exercised.

In July 2007, we entered into an agreement with Paratek under which we acquired the rights to certain products under development used to treat acne and rosacea. We paid an upfront fee of $4.0 million and will reimburse Paratek for R&D expenses incurred during the term of the agreement. We may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24.5 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008 if elected. We are currently evaluating the potential impact, if any, of adopting the fair value option provided by this standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts as of June 30, 2007.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $390.0 million as of June 30, 2007, after taking into account the impact of our applicable interest rate swaps, a 1.0% change in interest rates would impact net interest expense by approximately $1.0 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters and six months ended June 30, 2007 and 2006.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of June 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b)	Changes in internal controls over financial reporting

During the quarter ended June 30, 2007 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11 to our unaudited condensed consolidated financial statements for the quarter ended June 30, 2007 included in this Form 10-Q for a description of our significant current legal proceedings.

Item 1A.	Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our Annual Report on Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of Shareholders of the Company held on May 24, 2007 at Grotto Bay Beach Resort, 11 Blue Hole Hill, Bailey’s Bay, CR04, Bermuda, the shareholders of the Company approved the following matters:

1. The election of the below listed Class I Directors to serve on the Company’s board of directors until the Company’s Annual General Meeting of Shareholders in 2010:

Nominee	Votes For	Votes Withheld
John P. Connaughton	155,739,400	18,043,713
Stephen P. Murray	172,108,104	1,674,409
Steven C. Rattner	155,840,846	17,942,267

In addition, the terms of the following directors continued after the Annual General Meeting of Shareholders: Todd M. Abbrecht; David F. Burgstahler; Stephen G. Pagliuca; Roger M. Boissonneault; James G. Andress; John A. King, Ph.D; and James H. Bloem.

2. The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 2007 and authorization of the Company’s board of directors to determine PricewaterhouseCoopers LLP’s remuneration.

Votes For	Votes Against	Abstentions
173,606,775	169,632	6,706

Item 6.	Exhibits

31	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT LIMITED

Date: August 10, 2007	By:	/s/ Roger M. Boissonneault
	Name:	Roger M. Boissonneault
	Title:	President & Chief Executive Officer

Date: August 10, 2007	By:	/s/ Paul Herendeen
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer