Form 10-Q
period 2007-09-30
Warner Chilcott Ltd
filed 2007-11-09
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-33039

WARNER CHILCOTT LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	98-0496358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. - Employer Identification Nos.)

Channel House, Suite 3-105, Longfield Road, Southside, St. David’s, Bermuda

(Address of principal executive offices)

(441)-292-0068

(Registrant’s telephone number)

100 Enterprise Drive, Rockaway, New Jersey 07866

(Former address)

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

As of November 1, 2007, the registrant had 250,579,512 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of September 30, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$26,762	$84,464
Accounts receivable, net	78,599	74,287
Inventories, net	53,410	66,376
Prepaid income taxes	16,146	20,055
Prepaid expenses and other current assets	61,669	50,623

Total current assets	236,586	295,805

Other assets:
Property, plant and equipment, net	54,264	46,035
Intangible assets, net	1,382,696	1,533,757
Goodwill	1,244,194	1,241,452
Other non-current assets	34,973	45,496

Total assets	$2,952,713	$3,162,545

LIABILITIES
Current liabilities:
Accounts payable	$21,442	$23,094
Accrued expenses and other current liabilities	158,908	136,101
Current portion of long-term debt	9,220	11,790

Total current liabilities	189,570	170,985

Other liabilities:
Long-term debt, excluding current portion	1,283,324	1,538,960
Other non-current liabilities	141,602	124,368

Total liabilities	1,614,496	1,834,313

Commitments and contingencies (see Note 11)
SHAREHOLDERS’ EQUITY
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 251,065,386 and 251,047,875 shares issued and 250,575,376 and 250,557,866 outstanding	2,506	2,506
Additional paid-in capital	2,045,907	2,040,877
Retained (deficit)	(701,166)	(710,156)
Treasury stock, at cost (490,010 shares of Class A common stock)	(6,330)	(6,330)
Accumulated other comprehensive (loss) / income	(2,700)	1,335

Total shareholders’ equity	1,338,217	1,328,232

Total liabilities and shareholders’ equity	$2,952,713	$3,162,545

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30, 2007		Quarter Ended September 30, 2006	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
REVENUE
Net sales	$223,670		$194,668	$663,625		$548,099
Other revenue	2,794		—	8,233		—

Total revenue	226,464		194,668	671,858		548,099

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	45,490		39,186	142,383		108,204
Selling, general and administrative	60,760		99,671	208,808		198,978
Research and development	24,093		4,794	42,763		19,451
Amortization of intangible assets	57,054		63,151	172,161		185,125
Interest income	(895)		(1,721)	(3,928)		(2,506)
Interest expense	29,166		57,387	94,262		149,286
Accretion on preferred stock of subsidiary	—		8,484	—		26,190

INCOME / (LOSS) BEFORE TAXES	10,796		(76,284)	15,409		(136,629)
Provision for income taxes	5,003		4,744	6,221		8,361

NET INCOME / (LOSS)	5,793		(81,028)	9,188		(144,990)
Preferential distribution to Class L common shareholders	(a	)	20,891	(a	)	65,112

Net income / (loss) attributable to Class A common shareholders	$5,793		$(101,919)	$9,188		$(210,102)

Earnings (Loss) per share:
Class A—Basic	$0.02		$(0.95)	$0.04		$(2.20)
Class A—Diluted	$0.02		$(0.95)	$0.04		$(2.20)
Class L—Basic	(a	)	$2.20	(a	)	$6.33
Class L—Diluted	(a	)	$2.20	(a	)	$6.33

(a)	All outstanding Class L common stock of the Company (the “Class L common shares”) was converted into Class A common stock of the Company (the “Class A common shares”) in connection with the Company’s initial public offering in September 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$9,188	$(144,990)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	7,358	5,006
Amortization of intangible assets	172,161	185,125
Amortization of debt finance costs	10,533	19,019
Stock compensation expense	5,030	16,076
Accretion on preferred stock of subsidiary	—	26,190
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid expenses and other current assets	(10,890)	(35,694)
Decrease / (increase) in inventories	12,966	(28,023)
Increase in accounts payable, accrued expenses and other liabilities	15,323	6,045
Increase in income taxes and other, net	12,047	3,052

Net cash provided by operating activities	233,716	51,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(21,100)	(260,136)
Capital expenditures	(12,026)	(11,374)

Net cash (used in) investing activities	(33,126)	(271,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank term credit facility	—	240,000
Repayments under bank term credit facility	(258,206)	(415,675)
Proceeds from share capital issue, net of expenses	—	1,005,682
Purchase of treasury stock	—	(6,330)
Retirement of preferred stock in subsidiary	—	(327,164)
Borrowings under revolving credit facility	—	84,600
Repayments under revolving credit facility	—	(84,600)
Other	(86)	(401)

Net cash (used in) / provided by financing activities	(258,292)	496,112

Net (decrease) / increase in cash and cash equivalents	(57,702)	276,408
Cash and cash equivalents, beginning of period	84,464	11,502

Cash and cash equivalents, end of period	$26,762	$287,910

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Conversion of preferred shares into Class A common shares	$—	$135,000

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this document. The Company has made certain reclassifications to prior period information to conform to the current period presentation. All intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 of the Company’s 2006 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board (“FOB”), destination. Recognition of revenue also requires reasonable assurance of the collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $5,894 and $5,280 in the quarters ended September 30, 2007 and 2006, respectively, and were $21,437 and $14,688 in the nine months ended September 30, 2007 and 2006, respectively.

In the fourth quarter of 2006, the Company began to recognize revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of other revenue. For the quarter and nine months ended September 30, 2007, other revenue was $2,794 and $8,233, respectively.

The Company establishes accruals for rebates, coupons, trade discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on criteria for estimating such contra revenues. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These accruals reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. As of September 30, 2007 and December 31, 2006, the amounts related to these provisions included as a reduction in accounts receivable were $11,553 and $7,836, respectively. The amounts included in accrued liabilities were $54,375 and $42,725 (of which $44,816 and $35,461 related to reserves for product returns) as of September 30, 2007 and December 31, 2006, respectively. The provisions recorded for product returns were $13,008 and $11,089 in the quarters ended September 30, 2007 and 2006, respectively, and were $41,206 and $30,176 in the nine months ended September 30, 2007 and 2006, respectively.

Advertising and Promotional Costs

Costs associated with advertising and promotion (“A&P”) of the Company’s products are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). A&P expenses totaled $11,782 and $17,357 in the quarters ended September 30, 2007 and 2006, respectively, and $65,458 and $54,970 in the nine months ended September 30, 2007 and 2006, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $1,818 and $2,821 in the quarters ended September 30, 2007 and 2006, respectively, and $27,708 and $11,524 in the nine months ended September 30, 2007 and 2006, respectively.

Deferred Loan Costs

Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the term of the respective financing arrangements using the effective interest method. When long-term debt is paid down in advance, the loan fees associated with the debt are expensed as a component of interest expense in addition to the normal amortization expense recognized. Interest expense resulting from amortization and write-offs of loan fees amounted to $2,866 and $13,505 in the quarters ended September 30, 2007 and 2006, respectively, and $10,533 and $19,019 in the nine months ended September 30, 2007 and 2006, respectively. Deferred loan costs were $32,689 and $43,222 as of September 30, 2007 and December 31, 2006, respectively, and are included in other non-current assets in the condensed consolidated balance sheet.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of the adoption of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 will be effective for the Company on January 1, 2008 if elected. The Company is currently evaluating the potential impact, if any, of adopting the fair value option provided by this standard.

3. Initial Public Offering

In September 2006, the Company sold 70,600,000 shares of its Class A common shares in an initial public offering (“IPO”). Total proceeds to the Company were $1,059,000 (before deducting underwriting discounts and commissions and offering expenses) which were utilized to redeem a portion of the Company’s then outstanding 8.75% unsecured senior subordinated notes due 2015 (“Notes”) in October of 2006, reduce debt outstanding under the senior secured credit facility, repurchase preferred stock, pay the termination fee to affiliates of Bain Capital, LLC, DLJ Merchant Banking, J.P. Morgan Partners, LLC and Thomas H. Lee Partners (the “Sponsors”) with respect to the Sponsor advisory and monitoring agreement and for general corporate purposes.

In connection with the IPO, the Company incurred the following pretax expenses during the quarter and nine months ended September 30, 2006:

	Expense Category	Amount
Stock-based equity compensation:
Grant of Class A common shares to certain executives which vested immediately	SG&A	$13,390
Acceleration of vesting on previously issued Return of Capital (“ROC”) restricted shares	SG&A	1,275
Grants of restricted shares and stock options to certain employees (1)	SG&A	184
Termination fee with respect to the Sponsor advisory and monitoring agreement	SG&A	27,423
Expense for write-off of deferred loan costs related to reduction of debt in the amount of $405,000 under the senior secured credit facility	Interest expense	10,749

Total expenses included in statement of operations for the quarter and nine months ended September 30, 2006		$53,021

(1)	The Company continues to record expenses with respect to these restricted share and stock option grants upon the vesting of such restricted shares and stock options in accordance with SFAS 123R.

4. Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic EPS and diluted EPS. The Company presents EPS information using the two-class method as the Company’s previously outstanding Class L common shares participated in dividends together with the Class A common shares after the payment of the Class L preference. The Company calculates the dilutive effects on EPS for both classes of shares when applicable. In September 2006, all of the Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

The numerator in calculating Class L common share basic and diluted EPS is equal to the Class L common share preference amount of $20,891 and $65,112 for the quarter and nine months ended September 30, 2006, respectively. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of the preferential rights with respect to the Class A common shares. The numerator in calculating the Class A common share basic and dilutive EPS is an amount equal to consolidated net income/(loss) in the quarters and nine months ended September 30, 2007 and 2006, increased for the aforementioned Class L common share preference amount in the quarter and nine months ended September 30, 2006. The denominator in calculating both classes of basic and diluted EPS is the weighted average shares outstanding for each respective class of shares.

The following is the calculation of EPS using the two-class method for the quarters ended September 30, 2007 and 2006:

	Quarter Ended September 30, 2007		Quarter Ended September 30, 2006
Net income / (loss) available to common shareholders	$5,793		$(81,028)
Allocation of net income / (loss) to common shareholders:
Class A	$5,793		$(101,919)
Class L	(a	)	$20,891

(a)	All outstanding Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the quarters ended September 30, 2007 and 2006:

	Quarter Ended September 30, 2007		Quarter Ended September 30, 2006
Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	249,006,229		106,990,606
Dilutive effect of stock option grants and unvested restricted stock grants	1,452,889		—

Diluted number of common and potential Class A common shares outstanding	250,459,118		106,990,606

Weighted average number of common and potential Class L common shares outstanding:
Basic number of Class L common shares outstanding	(a	)	9,511,556
Dilutive effect of restricted stock grants	(a	)	4,688

Diluted number of common and potential Class L common shares outstanding	(a	)	9,516,244

Earnings (loss) per common share:
Class A—Basic	$0.02		$(0.95)
Class A—Diluted	$0.02		$(0.95)
Class L—Basic	(a	)	$2.20
Class L—Diluted	(a	)	$2.20

(a)	All outstanding Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

The following is the calculation of EPS using the two-class method for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
Net income / (loss) available to common shareholders	$9,188		$(144,990)
Allocation of net income / (loss) to common shareholders:
Class A	$9,188		$(210,102)
Class L	(a	)	$65,112

(a)	All outstanding Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	248,799,556		95,316,587
Dilutive effect of stock option grants and unvested restricted stock grants	1,632,675		—

Diluted number of common and potential Class A common shares outstanding	250,432,231		95,316,587

Weighted average number of common and potential Class L common shares outstanding:
Basic number of Class L common shares outstanding	(a	)	10,280,462
Dilutive effect of restricted stock grants	(a	)	1,722

Diluted number of common and potential Class L common shares outstanding	(a	)	10,282,184

Earnings (loss) per common share:
Class A—Basic	$0.04		$(2.20)
Class A—Diluted	$0.04		$(2.20)
Class L—Basic	(a	)	$6.33
Class L—Diluted	(a	)	$6.33

(a)	All outstanding Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

Stock options to purchase 3,091,561 and 3,092,058 Class A common shares at various exercise prices were outstanding during the quarter and nine months ended September 30, 2007, respectively. Stock options to purchase 3,082,349 Class A common shares at various exercise prices were outstanding during the quarter and nine months ended September 30, 2006. These stock options were not included in the calculation of diluted EPS for the applicable periods as the effect would be anti-dilutive under the treasury stock method.

Unvested restricted stock grants of 116,883 and 2,264,493 Class A common shares during the quarters ended September 30, 2007 and 2006, respectively, were not included in the calculation of diluted EPS. Unvested restricted stock grants of 143,274 and 2,264,493 Class A common shares during the nine months ended September 30, 2007 and 2006, respectively, were not included in the calculation of diluted EPS. These unvested restricted stock grants were not included in the calculation of diluted EPS for the applicable periods as the effect would be anti-dilutive under the treasury stock method.

5. Derivatives

Derivative Financial Instruments

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income/(loss) or comprehensive income/(loss), depending on the timing and designated purpose of the derivative.

The Company entered into interest rate swap contracts covering a portion of its variable rate debt. These swaps fix the interest rates on the covered portion of the Company’s variable rate debt. The Company entered into the interest rate swaps specifically to hedge a portion of its exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps which were still in effect as of September 30, 2007 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	May-03-05	May-03-08	90 day LIBOR	4.132%
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%
$175,000	Sept-28-07	Sept-30-08	90 day LIBOR	4.950%

The interest rate swaps effectively convert a portion of the variable rate debt under the senior secured credit facility to fixed rate debt. These derivative instruments are designated as cash flow hedges with the related losses recorded in other comprehensive income/(loss) (net of tax) with an offsetting amount included in other non-current liabilities. The losses were $5,457 and $8,387 in the quarters ended September 30, 2007 and 2006, respectively, and $5,112 and $4,957 in the nine months ended September 30, 2007 and 2006, respectively.

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of September 30, 2007 and December 31, 2006 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt, other than the Company’s Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(5,208) and $(96) for all swaps as of September 30, 2007 and December 31, 2006, respectively) is at variable rates and reprices frequently. The fair value of the Notes of $403,650 and $399,750 represents the market value of the Notes as of September 30, 2007 and December 31, 2006, respectively. The Company’s long-term assets are not considered to be financial instruments.

6. Inventories

Inventories consist of the following:

	As of September 30, 2007	As of December 31, 2006
Finished goods	$38,750	$44,747
Raw materials	14,660	21,629

	$53,410	$66,376

Amounts above are net of $5,951 and $10,116 related to inventory obsolescence reserves as of September 30, 2007 and December 31, 2006, respectively. Product samples are stated at the lower of cost or market ($4,467 and $3,896 as of September 30, 2007 and December 31, 2006, respectively) and are included in prepaid expense and other current assets.

7. Goodwill and Intangible Assets

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

Components of the Company’s intangible assets as of September 30, 2007 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$101,523	$299,477
ESTROSTEP FE	199,100	135,317	63,783
ESTRACE Cream	411,000	116,449	294,551

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
FEMHRT product family	289,500	131,955	157,545
FEMRING	29,301	5,368	23,933
ESTRACE Tablets	31,500	5,774	25,726
FEMTRACE	10,695	1,952	8,743
DORYX	331,300	87,853	243,447
DOVONEX / TACLONEX product family	249,536	29,624	219,912
SARAFEM	57,800	51,123	6,677
DURICEF	29,000	29,000	—
MOISTUREL	10,900	1,998	8,902

Total Definite-lived intangible assets	2,050,632	697,936	1,352,696

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,080,632	$697,936	$1,382,696

Aggregate amortization expense related to intangible assets was $57,054 and $63,151 for the quarters ended September 30, 2007 and 2006, respectively, and was $172,161 and $185,125 for the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization expense for the remainder of 2007 and for each of the next five years is as follows:

Amortization
2007	$53,217
2008	194,176
2009	169,091
2010	143,412
2011	127,899
2012	120,596

8. Accrued Expenses

Accrued expenses consist of the following:

	As of September 30, 2007	As of December 31, 2006
Royalties under product licensing agreements	$10,239	$9,755
Payroll, commissions, and employee costs	15,426	13,912
Sales returns reserve	44,816	35,461
Medicaid rebate accrual	6,455	6,095
Interest payable	8,131	18,903
Contingent liabilities (1)	36,029	36,137
Provision for loss contracts	10,196	8,140
Advertising and promotion	4,186	1,516
Litigation settlement reserves	9,250	—
Other	14,180	6,182

	$158,908	$136,101

(1)	As of September 30, 2007, all contingent liabilities were related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) reserves. In addition, FIN 48 reserves included as a component of other non-current liabilities totaled $16,361.

9. Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640,000 of term loans and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250,000. However, the lenders are not committed to provide these additional tranches.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $60,000 in September 2007, the scheduled quarterly repayments of the term loans are $9,220 annually beginning in the fourth quarter of 2007. On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. As of September 30, 2007, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

As of September 30, 2007, there were no borrowings outstanding under the $150,000 revolving credit facility. The revolving credit facility matures January 18, 2011. Based on Holdings III’s leverage ratio, the interest rates under the revolving credit facility are LIBOR plus 1.50% or ABR plus 0.50%.

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

If Holdings III or WCC were to undergo a change of control (as defined in the indenture), each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount, plus accrued and unpaid interest. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and it restricts the payment of dividends or distributions on such capital stock. As of September 30, 2007, the Company was in compliance with all covenants.

Components of Indebtedness

As of September 30, 2007, the Company’s funded debt included the following:

	Current Portion as of September 30, 2007	Long-Term Portion as of September 30, 2007	Total Outstanding as of September 30, 2007
Revolving credit loan	$—	$—	$—
Term loans	9,220	893,324	902,544
Notes	—	390,000	390,000

Total	$9,220	$1,283,324	$1,292,544

As of September 30, 2007, mandatory principal repayments of long-term debt in the remainder of 2007 and each of the five years ending December 31, 2008 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2007	$2,305
2008	9,220
2009	9,220
2010	9,220
2011	6,915
2012	865,664
Thereafter	390,000

Total long-term debt	$1,292,544

10. Stock-Based Compensation

The Company applied the provisions of SFAS No. 123R during all periods presented. All share-based compensation to employees, including grants of non-qualified options to purchase Class A common shares and grants of restricted Class A common shares, are measured at fair value on the date of grant and are recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting.

Total stock-based compensation expense recognized for the quarters ended September 30, 2007 and 2006 was $1,659 and $15,051, respectively, and for the nine months ended September 30, 2007 and 2006 was $5,030 and $16,076, respectively. Stock-based compensation expense recognized for the quarter and nine months ended September 30, 2006 included $13,390 relating to a one time grant of 892,638 Class A common shares at $15.00 a share to certain members of senior management which immediately vested at the time of the IPO. The stock-based compensation expense for the quarter and nine months ended September 30, 2006 also included a one time expense of $1,275 for the immediate vesting of ROC shares in connection with the IPO.

Unrecognized future compensation expense was $7,074 as of September 30, 2007, which will be recognized as an expense over a remaining weighted average period of 1.16 years.

The Company granted and intends to continue to grant equity-based incentives to its employees comprised of restricted Class A common shares and non-qualified options to purchase Class A common shares. Restricted Class A common shares are granted and expensed, using the market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase Class A common shares are granted to employees at exercise prices per share equal to the closing market price per share on the grant dates. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years.

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

	2007 Grants	2006 Grants	2005 Grants
Dividend yield	None	None	None
Expected volatility	50.00%	50.00%	48.00%
Risk-free interest rate	4.58% – 5.03%	4.63 – 4.76%	4.10%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 8.0 years.

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from December 31, 2006 through September 30, 2007:

	Class A Grants
(in thousands except per share amounts)	Shares Granted	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2006	2,662.5	$2.25
Granted shares	23.0	$16.78
Expired shares	—	—
Vested shares	(1,264.2)	$1.64
Forfeited shares	(5.1)	$15.00

Unvested restricted Class A common shares at September 30, 2007	1,416.2	$2.98

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2006 through September 30, 2007:

	Class A Options
(in thousands except per share amounts)	Options Granted	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance December 31, 2006	3,067.5	$3.01	$19.99
Granted options	118.7	$8.99	$16.80
Expired options	—	—	—
Exercised options	—	—	—
Forfeited options	(94.0)	$8.02	$15.00

Balance September 30, 2007	3,092.2	$3.09	$20.01

Vested and exercisable at September 30, 2007	1,221.7	$1.73	$21.26

11. Commitments and Contingencies

Purchase Commitments

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) and had a contingent purchase obligation with a separate product acquired in 2003 (ESTROSTEP FE) which expired in the third quarter of 2007. The remaining contingency is payable quarterly and is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to the two products totaled $6,700 and $7,200 in the quarters ended September 30, 2007 and 2006, respectively, and were $21,100 and $21,600 in the nine months ended September 30, 2007 and 2006, respectively. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year	Amount
2007	$2,900
2008	11,600
2009	11,600
2010	2,900

Total	$29,000

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers, which aggregate $22,873. The Company’s aggregate remaining purchase commitments as of September 30, 2007 were approximately:

Year	Amount
2007	$3,173
2008	12,391
2009	7,309
2010	—
2011	—

The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $40,304, which are payable within one year.

DOVONEX and TACLONEX Commitments

The Company acquired Bristol-Myers Squibb Company’s (“Bristol-Myers”) rights to DOVONEX and related inventory on January 1, 2006 for a purchase price of $205,176 plus a 5% royalty on net sales of DOVONEX through December 31, 2007. Under the LEO Pharma A/S (“LEO”) license and supply agreement, the Company will pay LEO a supply fee with respect to each product within the DOVONEX product portfolio equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty with respect to each product within the DOVONEX product portfolio will be reduced to 5% if a generic equivalent of such DOVONEX product is introduced.

Under the terms of the TACLONEX license and supply agreement, the Company will pay LEO a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement).

Product Development Agreements with LEO

In September 2005, the Company entered into agreements with LEO under which the Company acquired the rights to certain products under development. LEO also granted the Company a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. In September 2007, the Company made a $10,000 payment under this agreement as a result of the Food and Drug Administration’s (the “FDA”) acceptance of LEO’s New Drug Application (“NDA”) submission for TACLONEX Scalp Gel, which is included in research and development expenses in the quarter and nine months ended September 30, 2007. Under the product development agreement, the Company may make payments to LEO upon the achievement of various developmental milestones that could aggregate up to $140,000. In addition, the Company agreed to pay a supply fee and royalties to LEO based on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

In January 2006, the Company entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. The Company paid $3,000 for the option upon signing (which was recorded as research and development expense in the nine months ended September 30, 2006) and will pay an additional $3,000 upon completion of development milestones. The purchase price for supply of the product will be negotiated by LEO and the Company if the option is exercised.

Other Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals, Inc. (“Paratek”) under which the Company acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an upfront fee of $4,000 and will reimburse Paratek for research and development expenses incurred during the term of the agreement. The $4,000 fee is included in research and development expenses in the quarter and nine months ended September 30, 2007. The Company may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales of the products covered under the agreement.

In November 2007, the Company entered into an agreement with NexMed, Inc (“NexMed”). Under the terms of the agreement, the Company has exclusive U.S. rights to develop and market NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed submitted an NDA with the FDA on September 21, 2007 and is awaiting confirmation of acceptance of the submission. The Company paid an upfront fee of $500 which will be recognized in R&D expense in the fourth quarter of 2007. The Company may make additional payments to NexMed upon the achievement of various developmental milestones that could aggregate up to $12,500. In addition, the Company agreed to pay royalties to NexMed based on the net sales of the products covered under the agreement.

Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the remainder of 2007 and the next five years and thereafter as of September 30, 2007 are approximately:

Amount
2007	$1,331
2008	2,673
2009	1,768

Amount
2010	1,605
2011	1,593
2012	1,599
Thereafter	288

Lease and rental expenses included in SG&A expenses totaled $1,533 and $1,608 in the quarters ended September 30, 2007 and 2006, respectively, and $4,929 and $4,478 in the nine months ended September 30, 2007 and 2006, respectively.

12. Legal Proceedings

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

The Company’s most significant legal proceedings are described below:

Hormone Therapy Product Liability Litigation

Approximately 562 product liability suits have been filed against the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

Approximately 75% of the complaints filed against the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 562 suits that were filed, 419 have been dismissed and 76 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 21 cases to plaintiffs’ counsel.

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

FTC Lawsuits Regarding Exercise of Option for a Five-Year Exclusive License to an Abbreviated New Drug Application (“ANDA”) Referencing OVCON 35

In March 2004, for $1.0 million, Barr Laboratories, Inc. (“Barr”) granted the Company an option to acquire a five-year exclusive license under an ANDA owned by Barr for which the Company’s OVCON 35 oral contraceptive is the reference drug. In May 2004, the Company exercised this option for an additional payment of $19.0 million. At that time, the Company entered into a finished product supply agreement under which Barr agreed to provide the Company with its requirements for finished OVCON products throughout the term of the license.

On November 7, 2005, the Federal Trade Commission (the “FTC”) filed suit against the Company and Barr in the U.S. District Court for the District of Columbia (the “Court”). The FTC suit alleged that the Company’s agreements with Barr relating to OVCON 35 (the “OVCON Agreements”) constituted unfair competition under Section 5 of the FTC Act and sought an injunction to remove the OVCON Agreements’ exclusivity provisions and other equitable relief.

On November 7, 2005, twenty-one states plus the District of Columbia filed suit against Barr and the Company in the Court. An additional thirteen states subsequently joined the suit. The suit by the thirty-four states and the District of Columbia (collectively, the “State Plaintiffs”) alleged that the OVCON Agreements violated Section 1 of the Sherman Act and various state antitrust and consumer protection statutes. The State Plaintiffs sought civil penalties, injunctive and equitable relief, and attorneys’ fees.

Eight direct purchaser lawsuits were filed against the Company and Barr in the Court. The direct purchaser plaintiffs alleged that the OVCON Agreements violated Section 1 of the Sherman Act. All of the direct purchaser plaintiffs sought treble damages, injunctive relief, and costs including attorneys’ fees. Six of the lawsuits were class actions. The remaining two suits were brought on behalf of individual direct purchasers (collectively, the “Non-Class Action Direct Purchaser Plaintiffs”). On April 14, 2006 the six direct purchaser class action plaintiffs (the “Class Action Direct Purchaser Plaintiffs”) jointly filed an amended consolidated class action complaint and dismissed their complaints in the remaining five cases. On November 27, 2006, the Court appointed Magistrate Judge Alan Kay as a mediator for settlement of the direct purchaser cases at the parties’ request.

One third-party-payor class action lawsuit was filed against the Company and Barr in the Court. The third-party-payor plaintiffs alleged in their first amended complaint that the OVCON Agreements violated Section 1 of the Sherman Act, the antitrust laws of twenty-three states and the District of Columbia, the consumer protection acts of all fifty states and the District of Columbia, and constituted a cause of action for unjust enrichment in unspecified jurisdictions. The third-party-payor plaintiffs sought an injunction, treble damages, the amounts by which defendants have been unjustly enriched, restitution, disgorgement, a constructive trust, and costs including attorneys’ fees. On April 14, 2006 the third-party-payor plaintiffs filed a second amended class action complaint. In response to defendants’ previous motion to dismiss, the third-party-payor plaintiffs dropped antitrust claims in two states and consumer protection claims in forty-seven states and the District of Columbia.

On March 6, 2006, a personal use consumer plaintiff filed a class action lawsuit against the Company and Barr in the Court. The consumer plaintiff alleged in her original complaint that the OVCON Agreements violated Sections 1 and 2 of the Sherman Act, the antitrust and/or consumer protection laws of eighteen states and the unjust enrichment laws of fifty states. On April 19, 2006 the consumer plaintiff filed an amended class action complaint. The amended complaint dropped claims in four states and added an additional named plaintiff. The consumer plaintiffs sought treble damages, injunctive relief, restitution, disgorgement, and costs, including attorney’s fees.

In August 2006, the Company completed manufacturing validation for a chewable version of OVCON 35 (initially “OVCON 35 FE” and now “FEMCON FE”). In September of 2006, the Company launched OVCON 35 FE and stopped shipping OVCON 35 to consumers as the Company began the process of transitioning from OVCON 35 to OVCON 35 FE. On September 25, 2006, the FTC filed a motion for a preliminary injunction alleging that the Company’s transition from OVCON 35 to OVCON 35 FE would impede the market for a generic version of OVCON 35. The motion sought to require the Company to preserve inventories of regular OVCON 35 in its possession and to continue certain marketing and sales activities related to that product. As a result of the launch of OVCON 35 FE, the Company had expected to engage in discussions with Barr about the effect of the launch on the parties’ agreements. However, the Company’s review of its agreements with Barr and the resulting decision to terminate the exclusivity provisions in these agreements relating to OVCON 35 was accelerated based upon the FTC’s September 25, 2006 motion for preliminary injunctive relief, which, if granted, would have had a materially adverse effect on the Company’s plans for the sale and marketing of OVCON 35 FE. Accordingly, on September 25, 2006 the Company unilaterally signed a waiver which terminated the exclusivity provisions contained in the Ovcon Agreements. The remaining provisions of the OVCON Agreements remained unchanged. On September 26, 2006, Barr announced that it would launch a generic version of OVCON 35 in October 2006. In October 2006, Barr launched a generic version of OVCON 35. The launch of the generic version negatively affected the migration of consumers to FEMCON FE and could adversely affect the longer term market acceptance of FEMCON FE.

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

On April 9, 2007, the Company agreed to settlements in principle in the actions brought by the third-party payor plaintiffs and the consumer plaintiffs. Under the terms of the settlements, all claims in these actions will be dismissed and the litigations will be terminated in exchange for cash payments and/or donations of product samples with an aggregate value of approximately $2,000 (or approximately $6,500 in the aggregate if the product samples are valued at the fair market value of commercial trade product). The Court preliminarily approved the settlements in the third-party payor and consumer actions on June 28, 2007. The Court held fairness hearings for both cases on November 6, 2007, after which the Court took the parties’ filings and statements under advisement. The settlements of the third-party payor and consumer actions remain subject to receiving final approval from the Court.

On April 16, 2007, the Company agreed to a settlement in principle in the action brought by the State Plaintiffs. On June 29, 2007, the Court approved this settlement and entered the agreed-upon final order with respect thereto. Under the terms of the settlement, the Company agreed to pay the State Plaintiffs $5,500 and to injunctive relief substantially similar to that set forth in the Company’s previous settlement of the action brought by the FTC.

As a result of the settlements in principle of the third-party payor and consumer plaintiff claims and the final settlement of the State Plaintiff claims, the Company recorded an expense in its condensed consolidated statement of operations for the nine months ended September 30, 2007 in the amount of $7,500.

On August 8, 2007, the Company agreed to a settlement to conclude the two antitrust actions brought by the Non-Class Action Direct Purchaser Plaintiffs. The claims held by the Non-Class Action Direct Purchaser Plaintiffs represented a majority of the damages sought by all of the direct purchaser plaintiffs that have brought antitrust suits against the Company. Under the terms of the settlement, all claims in these actions were dismissed and the litigations were terminated in exchange for a cash payment of $10,000. As a result of this settlement, the Company recorded an expense in its condensed consolidated statement of operations for the nine months ended September 30, 2007 in the amount of $10,000. On September 6, 2007, the court dismissed the suits and approved the parties’ joint motion and stipulation.

On November 8, 2007, the Company reached a tentative settlement to conclude the one continuing antitrust class action lawsuit brought by the Class Action Direct Purchaser Plaintiffs. Under the terms of the tentative settlement, all claims will be dismissed and the litigation will be terminated in exchange for a cash payment of $9,000. The settlement remains subject to the negotiation of definitive documentation and the necessary approvals of the parties and the Court. As a result of this tentative settlement, the Company recorded an expense in its condensed consolidated statement of operations for the quarter and nine months ended September 30, 2007 in the amount of $9,000.

Patent Matters

In June 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) regarding the Company’s U.S. Patent No. 5,552,394 (the “394 Patent”) which covers LOESTRIN 24 FE. The Paragraph IV certification letter sets forth allegations of non-infringement and invalidity of the 394 Patent. On July 28, 2006, the Company filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey for infringement of the 394 Patent. The Company is seeking a ruling that Watson’s ANDA and proposed ANDA product infringe the 394 Patent, and that Watson’s ANDA should not be approved before the expiration of the 394 Patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the court to resolve the suit. The parties have begun discovery pursuant to a schedule established by the court, but a stay of discovery has been ordered until the court decides a motion filed by the Company to disqualify one of the law firms representing Watson. No trial date has been set. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that Watson’s ANDA infringes the Company’s 394 Patent.

In 2006, LEO received notices of Paragraph IV certifications from three parties regarding LEO’s DOVONEX 0.005% Calcipotriene Solution (“DOVONEX Solution”) which is covered by LEO’s U.S. Patent No. 5,763,426 (the “426 Patent”). The Paragraph IV certification letters advised LEO of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of DOVONEX Solution prior to the expiration in 2015 of the 426 Patent. The Company markets and sells DOVONEX Solution in the United States pursuant to a license agreement with LEO. The certification letters set forth allegations of non-infringement and invalidity of the 426 patent. The Company and LEO elected not to bring an infringement action with respect to these ANDAs. If any of the parties are successful in obtaining FDA approval for a generic version of DOVONEX Solution they could market and sell the product as early as January 2008.

On September 21, 2006, LEO informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO’s U.S. Patent No. 6,753,013 (the “013 Patent”) in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. The 013 Patent covers TACLONEX and certain of LEO’s products in development. The Company markets and sells TACLONEX in the United States under a license agreement with LEO and has license rights to the products in development. LEO filed a response with the USPTO on November 13, 2006. In September 2007, LEO received a non-final Action Closing Prosecution from the USPTO, pursuant to which the patent examiner allowed the specific formulation claim for TACLONEX ointment, but rejected the remaining pending claims in the reexamination of the 013 Patent. LEO intends to vigorously defend the 013 Patent and will file a response with the USPTO. While the Company can offer no assurance as to the ultimate outcome of the reexamination proceedings, including any related appeals, the Company continues to believe that LEO will succeed in maintaining the important elements of the patent protection for TACLONEX, particularly based on the timing, extent and quality of the development work conducted by LEO with vitamin D analogues in combination with corticosteroids. If the claims of the 013 Patent are substantially narrowed, TACLONEX could face direct or indirect competition prior to the expiration of the 013 Patent in 2020.

In August 2007, the Company received notice of a Paragraph IV certification from Barr regarding the Company’s U.S. Patent No. 6,667,050 (the “050 Patent”) which covers FEMCON FE. The Paragraph IV certification letter advises the Company of the filing of Barr’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On September 24, 2007, the Company’s subsidiary, Warner Chilcott Company, Inc., filed a lawsuit against Barr in the U.S. District Court for the District of New Jersey for infringement of the 050 Patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Barr’s notice to allow the court to resolve the suit. To date, Barr has not yet answered the complaint. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that Barr’s ANDA product will infringe the Company’s 050 Patent.

In August 2007, the Company received a notice of a Paragraph IV certification from Watson Laboratories, Inc. (“Watson Lab”) regarding the Company’s 050 Patent which covers FEMCON FE. The Paragraph IV certification letter advises the Company of the filing of Watson Lab’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On October 1, 2007, the Company’s subsidiary, Warner Chilcott Company, Inc., filed a lawsuit against Watson Lab in the U.S. District Court for the District of New Jersey charging Watson Lab with infringing the 050 Patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the court to resolve the suit. To date, Watson Lab has not yet answered the complaint. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that Watson Lab’s ANDA product will infringe the Company’s 050 Patent.

Securities Litigation

In November 2006, the Company and certain of its officers, were named as defendants in Albano v. Warner Chilcott Limited et al., a purported class action lawsuit filed in the United States District Court for the Southern District of New York. Subsequently, similar purported class action lawsuits were filed. The complaints asserted claims under the Securities Act of 1933 on behalf of a class consisting of all those who were allegedly damaged as a result of acquiring the Company’s common stock in connection with its IPO between September 20, 2006 and September 26, 2006. A consolidated amended complaint, which adds as defendants the lead underwriters for the IPO, was filed on May 4, 2007. The consolidated amended complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning its planned transition from the sale of OVCON 35 to the sale of its new patented product, OVCON 35 FE (now FEMCON FE). The Company and the individual defendants answered the complaint on June 18, 2007. The litigation is at a relatively early stage and the Company and the individual defendants intend to defend the actions vigorously. The Company is not able at present to reasonably estimate potential losses, if any, in connection with the litigation but an adverse resolution could have a material adverse effect on its financial position, results of operations and cash flows.

13. Income Taxes

The Company operates in five primary tax jurisdictions; the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The difference between the statutory and effective tax rates for the quarters and nine months ended September 30, 2007 and 2006 is predominantly due to the mix of taxable income among the various tax jurisdictions, a valuation allowance offsetting certain state loss benefits and other U.S. permanent items. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,940 increase in its existing liability for unrecognized tax benefits. This increase in the liability resulted in a decrease to the January 1, 2007 balance of retained earnings of $198 and an increase in goodwill of $2,742. The increase to goodwill is a result of changes in tax valuation assumptions for tax periods related to the acquisition of the Company from Warner Chilcott PLC.

As of January 1, 2007 and September 30, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $40,172 and $45,866, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $15,058 and $20,752 as of January 1, 2007 and September 30, 2007, respectively.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as a component of its tax provision. Accrued interest and penalties were $3,732 and $6,524 as of January 1, 2007 and September 30, 2007, respectively.

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.

Currently, the Internal Revenue Service is auditing the Company’s U.S. tax returns for the fiscal years ended September 30, 2003 and 2004, the partial period of October 1, 2004 through January 17, 2005 and the partial year ended December 31, 2005. In addition, certain state and foreign jurisdictions for various periods are under audit. While all periods beginning with the partial year ended December 31, 2004 remain open for examination in Puerto Rico, no tax periods are currently under audit in such jurisdiction.

14. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following is selected information for the quarters and nine months ended September 30, 2007 and 2006:

	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue by country of origin:
United States	$219,537	$188,487	$648,489	$532,018
All other countries	6,927	6,181	23,369	16,081

Total revenue	$226,464	$194,668	$671,858	$548,099

	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue breakdown by product:
Net sales:
LOESTRIN 24 FE	$38,197	$15,063	$107,307	$22,656
FEMCON FE	9,368	—	20,840	—
ESTROSTEP FE	17,982	25,511	60,078	78,952
OVCON 35/50	5,192	21,285	12,100	68,473
ESTRACE Cream	18,167	15,453	52,885	48,143
FEMHRT	16,773	15,114	47,271	41,685
FEMRING	3,387	2,809	10,719	7,881
ESTRACE Tablets	2,528	1,744	7,610	5,410
FEMTRACE	1,055	1,036	3,228	2,135

	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
DOVONEX	32,008	35,874	107,380	109,606
TACLONEX	33,113	19,684	97,302	37,680
DORYX	29,194	24,604	84,187	75,290
SARAFEM	10,154	8,364	28,534	28,290
Other products	658	2,847	2,747	7,210
Contract manufacturing product sales	5,894	5,280	21,437	14,688

Total net sales	223,670	194,668	663,625	548,099

Other revenue:
Royalty revenue	2,794	—	8,233	—

Total revenue	$226,464	$194,668	$671,858	$548,099

	As of September 30, 2007	As of December 31, 2006
Fixed assets:
United States	$12,475	$11,551
Puerto Rico	24,774	17,312
United Kingdom/Rep. Of Ireland	17,015	17,172

Total	$54,264	$46,035

15. Guarantor and Non-Guarantor Condensed Consolidated Financial Information

The following financial information is presented to segregate the financial results of the Company, WCC (the issuer of the Notes), the guarantor subsidiaries for the Notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee WCC’s obligation under the Notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

The Company, Holdings III and Warner Chilcott Intermediate (Luxembourg) S.a.r.l. (the direct parent of WCC) are guarantors of the Notes. In addition, WCCI and Warner Chilcott (US), Inc. (together, the “Subsidiary Guarantors”) are guarantors of the Notes. Warner Chilcott Holdings Company II, Limited (“Holdings II”) is the direct parent of Holdings III and is not a guarantor for the Notes. Holdings II is a wholly-owned subsidiary of the Company and its only non-current asset is the capital stock of Holdings III.

The following financial information presents the condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, and the related statements of operations for the quarters ended September 30, 2007 and 2006 and the related statements of operations and cash flows for the nine months ended September 30, 2007 and 2006.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of September 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$4,863	$15	$1,649	$591	$355	$12,315	$6,974	$—	$26,762
Accounts receivable, net	34	—	6	—	6	78,152	401	—	78,599
Intercompany	—	—	21,344	3,775	—	186,747	35,741	(247,607)	—
Inventories	—	—	—	—	—	49,054	4,356	—	53,410
Prepaid expenses & other current assets	312	7	7	—	47,666	27,405	2,418	—	77,815

Total Current Assets	5,209	22	23,006	4,366	48,027	353,673	49,890	(247,607)	236,586

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	37,248	17,016	—	54,264
Intangible assets, net	—	—	—	—	—	1,115,318	267,378	—	1,382,696
Goodwill	—	—	—	—	—	1,244,194	—	—	1,244,194
Other noncurrent assets	—	—	—	—	16,385	18,588	—	—	34,973
Investments in subsidiaries	1,334,983	1,334,972	1,328,686	766,238	1,477,054	—	—	(6,241,933)	—

Total Assets	$1,340,192	$1,334,994	$1,351,692	$770,604	$1,541,466	$2,769,021	$334,284	$(6,489,540)	$2,952,713

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$20,352	$1,090	$—	$21,442
Intercompany	562	14	16,725	—	176,220	19,226	34,860	(247,607)	—
Accrued expenses & other current liabilities	1,413	—	—	13	5,914	148,829	2,739	—	158,908
Long-term debt, current portion	—	—	—	—	2,132	7,088	—	—	9,220

Total Current Liabilities	1,975	14	16,725	13	184,266	195,495	38,689	(247,607)	189,570

Other Liabilities:
Long-term debt, excluding current	—	—	—	—	595,765	687,559	—	—	1,283,324
Other non-current liabilities	—	—	—	—	(4,803)	134,447	11,958	—	141,602

Total Liabilities	1,975	14	16,725	13	775,228	1,017,501	50,647	(247,607)	1,614,496

Shareholders’ equity	1,338,217	1,334,980	1,334,967	770,591	766,238	1,751,520	283,637	(6,241,933)	1,338,217

Total Liabilities and Shareholders’ Equity	$1,340,192	$1,334,994	$1,351,692	$770,604	$1,541,466	$2,769,021	$334,284	$(6,489,540)	$2,952,713

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$10,093	$49	$1,638	$613	$761	$67,567	$3,743	$—	$84,464
Accounts receivable, net	56	—	5	—	10	74,202	14	—	74,287
Intercompany	9	—	21,334	3,820	4,047	147,719	27,427	(204,356)	—
Inventories	—	—	—	—	—	61,448	4,928	—	66,376
Prepaid expenses & other current assets	57	—	—	—	33,690	33,883	3,048	—	70,678

Total Current Assets	10,215	49	22,977	4,433	38,508	384,819	39,160	(204,356)	295,805

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	28,864	17,171	—	46,035
Intangible assets, net	—	—	—	—	—	1,240,245	293,512	—	1,533,757
Goodwill	—	—	—	—	—	1,241,452	—	—	1,241,452
Other noncurrent assets	—	—	—	—	18,433	27,063	—	—	45,496
Investments in subsidiaries	1,320,246	1,320,207	1,313,949	773,418	1,458,274	—	—	(6,186,094)	—

Total Assets	$1,330,461	$1,320,256	$1,336,926	$777,851	$1,515,215	$2,922,443	$349,843	$(6,390,450)	$3,162,545

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$22,261	$833	$—	$23,094
Intercompany	2,082	16	16,723	—	132,721	11,657	41,172	(204,371)	—
Accrued expenses & other current liabilities	147	—	—	—	14,383	118,762	2,809	—	136,101
Current portion of long-term debt	—	—	—	—	2,132	9,658	—	—	11,790

Total Current Liabilities	2,229	16	16,723	—	149,236	162,338	44,814	(204,371)	170,985

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	597,364	941,596	—	—	1,538,960
Other non-current liabilities	—	—	—	—	(4,803)	116,991	12,180	—	124,368

Total Liabilities	2,229	16	16,723	—	741,797	1,220,925	56,994	(204,371)	1,834,313

Shareholders’ equity	1,328,232	1,320,240	1,320,203	777,851	773,418	1,701,518	292,849	(6,186,079)	1,328,232

Total Liabilities and Shareholders’ Equity	$1,330,461	$1,320,256	$1,336,926	$777,851	$1,515,215	$2,922,443	$349,843	$(6,390,450)	$3,162,545

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended September 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$226,464	$7,773	$(7,773)	$226,464
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	45,968	600	(1,078)	45,490
Selling, general & administrative	2,592	7	6	67	96	63,386	1,298	(6,692)	60,760
Research and development	—	—	—	—	—	23,446	647	—	24,093
Amortization of intangible assets	—	—	—	—	—	48,343	8,711	—	57,054
Interest income	(66)	(1)	(19)	—	(18)	(722)	(69)	—	(895)
Interest expense	—	—	—	—	13,128	16,038	—	—	29,166

(Loss) / income before income taxes	(2,526)	(6)	13	(67)	(13,206)	30,005	(3,414)	(3)	10,796
Income tax (benefit) / provision	—	—	—	—	(4,622)	10,081	(456)	—	5,003
Equity in earnings / (losses) of subsidiaries	8,319	8,325	8,312	618	9,202	—	—	(34,776)	—

Net income / (loss)	$5,793	$8,319	$8,325	$551	$618	$19,924	$(2,958)	$(34,779)	$5,793

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$671,858	$20,500	$(20,500)	$671,858
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	146,242	3,793	(7,652)	142,383
Selling, general & administrative	5,021	29	31	81	672	212,384	3,425	(12,835)	208,808
Research and development	—	—	—	—	—	41,258	1,505	—	42,763
Amortization of intangible assets	—	—	—	—	—	146,026	26,135	—	172,161
Interest income	(269)	(1)	(59)	(1)	(69)	(3,378)	(151)	—	(3,928)
Interest expense	—	—	—	—	39,336	54,926	—	—	94,262

(Loss) / income before income taxes	(4,752)	(28)	28	(80)	(39,939)	74,400	(14,207)	(13)	15,409
Income tax (benefit) / provision	—	—	—	—	(13,979)	21,103	(903)	—	6,221
Equity in earnings / (losses) of subsidiaries	13,940	13,968	13,940	(7,180)	18,780	—	—	(53,448)	—

Net income / (loss)	$9,188	$13,940	$13,968	$(7,260)	$(7,180)	$53,297	$(13,304)	$(53,461)	$9,188

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended September 30, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$194,668	$7,738	$(7,738)	$194,668
Costs, expenses & other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	39,339	1,385	(1,538)	39,186
Selling, general and administrative	75	12	27,484	—	848	77,544	(133)	(6,159)	99,671
Research & development	—	—	—	—	—	4,128	666	—	4,794
Amortization of intangible assets	—	—	—	—	—	54,350	8,801	—	63,151
Interest income	(13)	(44)	(52)	—	(379)	(1,222)	(11)	—	(1,721)
Interest expense	—	—	7,474	—	24,227	25,686	—	—	57,387
Accretion on preferred stock of subsidiary	—	8,484	—	—	—	—	—	—	8,484

(Loss) before income taxes	(62)	(8,452)	(34,906)	—	(24,696)	(5,157)	(2,970)	(41)	(76,284)
Income tax (benefit) / provision	—	—	—	—	(8,643)	12,887	500	—	4,744
Equity (losses) in / earnings of subsidiaries	(80,966)	(72,514)	(37,608)	16,452	32,505	—	—	142,131	—

Net (loss) / income	$(81,028)	$(80,966)	$(72,514)	$16,452	$16,452	$(18,044)	$(3,470)	$142,090	$(81,028)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$548,099	$22,436	$(22,436)	$548,099
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	110,932	2,058	(4,786)	108,204
Selling, general & administrative	176	66	27,516	—	2,885	184,041	1,901	(17,607)	198,978
Research and development	—	—	—	—	—	17,357	2,094	—	19,451
Amortization of intangible assets	—	—	—	—	—	158,724	26,401	—	185,125
Intercompany dividends (received)	—	—	(46,869)	—	—	—	—	46,869	—
Interest income	(13)	(44)	(53)	—	(463)	(1,895)	(38)	—	(2,506)
Interest expense	—	—	13,989	—	66,936	68,361	—	—	149,286
Accretion on preferred stock in subsidiary	—	26,190	—	—	—	—	—	—	26,190

(Loss) / income before income taxes	(163)	(26,212)	5,417	—	(69,358)	10,579	(9,980)	(46,912)	(136,629)
Income tax (benefit) / provision	—	—	—	—	(24,275)	31,765	871	—	8,361
Equity in (losses)/earnings of subsidiaries	(144,827)	(118,615)	(124,032)	(3,785)	41,298	—	—	349,961	—

Net (loss) / income	$(144,990)	$(144,827)	$(118,615)	$(3,785)	$(3,785)	$(21,186)	$(10,851)	$303,049	$(144,990)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) / provided by operating activities	$(5,230)	$(34)	$11	$(22)	$1,193	$232,192	$5,606	$—	$233,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(21,100)	—	—	(21,100)
Capital expenditures	—	—	—	—	—	(9,651)	(2,375)	—	(12,026)

Net cash (used in) investing activities	—	—	—	—	—	(30,751)	(2,375)	—	(33,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under bank senior secured credit facility	—	—	—	—	(1,599)	(256,607)	—	—	(258,206)
Other	—	—	—	—	—	(86)	—	—	(86)

Net cash (used in) financing activities	—	—	—	—	(1,599)	(256,693)	—	—	(258,292)

Net (decrease)/increase in cash and cash equivalents	$(5,230)	$(34)	$11	$(22)	$(406)	$(55,252)	$3,231	$—	$(57,702)

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2006

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$7,819	$16	$(29,728)	$0	$(70,003)	$143,624	$78	$0	$51,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	0	0	0	0	0	(260,136)	0	0	(260,136)
Investment in Subsidiaries	(989,161)	(661,948)	(468,944)	(441,195)	0	0	0	2,561,248	0
Capital expenditures	0	0	0	0	0	(9,943)	(1,431)	0	(11,374)

Net cash (used in)/provided by investing activities	(989,161)	(661,948)	(468,944)	(441,195)	0	(270,079)	(1,431)	2,561,248	(271,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank senior secured credit facility	0	0	0	0	0	240,000	0	0	240,000
Repayments under bank senior secured credit facility	0	0	(162,770)	0	(142,308)	(110,597)	0	0	(415,675)
Proceeds from share capital issue, net of expenses	1,005,682	989,161	661,948	445,795	441,195	23,149	0	(2,561,248)	1,005,682
Purchase of treasury stock	(6,092)	0	0	0	0	(238)	0	0	(6,330)
Retirement of preferred stock in subsidiary	0	(327,164)	0	0	0	0	0	0	(327,164)
Borrowings on revolving credit facility	0	0	0	0	20,000	64,600	0	0	84,600
Repayments of revolving credit facility	0	0	0	0	(20,000)	(64,600)	0	0	(84,600)
Other	0	0	0	0	0	(401)	0	0	(401)

Net cash provided by/(used in) financing activities	999,590	661,997	499,178	445,795	298,887	151,913	0	(2,561,248)	496,112

Net increase/(decrease) in cash and cash equivalents	$18,248	$65	$506	$4,600	$228,884	$25,458	$(1,353)	$0	$276,408

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

16. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in shareholders’ equity to be included in other comprehensive income/(loss). The components of accumulated other comprehensive income/(loss) for the Company consist of foreign currency translation adjustments and unrealized gains or losses on interest rate swap contracts. Other comprehensive income/(loss) was $873 and $(88,829) for the quarters ended September 30, 2007 and 2006, respectively, and $5,153 and $(148,535) for the nine months ended September 30, 2007 and 2006, respectively.

The components of accumulated other comprehensive income/(loss) consist of:

	As of September 30, 2007	As of December 31, 2006
Cumulative translation adjustment	$2,508	$1,431
Unrealized (loss) on interest rate swaps (net of tax)	(5,208)	(96)

	$(2,700)	$1,335

17. Concentration Risk

The Company distributes its pharmaceutical products through wholesalers and distributors, and directly to certain national retail drug and grocery store chains. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s net sales and/or 10% of the Company’s gross accounts receivable. In June 2007, CVS Caremark Corporation (“CVS”), a national retail drug store chain that previously accounted for over 10% of the Company’s net sales and accounts receivable, began purchasing through one of the Company’s existing wholesale customers. As a result of this change, the Company’s customer concentration increased as the number of customers was reduced from four to three as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cardinal Health, Inc. (including CVS in 2007)	41%	29%
McKesson Corporation	35%	34%
AmerisourceBergen Corporation	10%	11%
CVS	N.A.	10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this Form 10-Q.

Summary

The following are certain significant events that occurred during the quarter and nine months ended September 30, 2007:

•

On January 29, 2007, we entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%;

•	In January 2007, we began selling Zenchent®, a generic version of OVCON 35, to Watson Pharma, Inc. under a profit sharing supply agreement;

•	On March 30, 2007, we made an optional prepayment of $60.0 million of our indebtedness under our senior secured credit facility;

•

In the quarter ended March 31, 2007, we recorded a $7.5 million expense in connection with our settlement in principle of the antitrust actions brought against us by the third-party-payor class action plaintiffs and the consumer class action plaintiffs, and the settlement of the antitrust action brought against us by thirty-four states and the District of Columbia relating to the OVCON 35 litigation;

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

•

In July 2007, we paid an upfront fee of $4.0 million pursuant to an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea, which is included in R&D expense for the quarter and nine months ended September 30, 2007;

•

In September 2007, we made a milestone payment of $10.0 million to LEO upon FDA acceptance of LEO’s NDA submission for TACLONEX Scalp Gel, which is included in R&D expense for the quarter and nine months ended September 30, 2007;

•	On September 28, 2007, we made an optional prepayment of $60.0 million of our indebtedness under our senior secured credit facility;

•

In the quarter ended September 30, 2007, we recorded a $9.0 million expense for the tentative settlement of the one remaining class action lawsuit brought by the direct purchaser plaintiffs in connection with the Company’s OVCON 35 litigation;

•	Our revenue for the quarter ended September 30, 2007 was $226.5 million and our net income was $5.8 million; and

•	Our revenue for the nine months ended September 30, 2007 was $671.9 million and our net income was $9.2 million.

Operating Results for the quarters and nine months ended September 30, 2007 and 2006

Revenue

The following table sets forth our unaudited revenue for the quarters and nine months ended September 30, 2007 and 2006, as well as the corresponding percentage change:

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$38.2	$15.1	$23.1	153.6%	$107.3	$22.7	$84.6	373.6%
FEMCON FE	9.4	—	9.4	100.0%	20.8	—	20.8	100.0%
ESTROSTEP FE	17.9	25.5	(7.6)	(29.5)%	60.1	79.0	(18.9)	(23.9)%
OVCON 35/50	5.2	21.3	(16.1)	(75.6)%	12.1	68.5	(56.4)	(82.3)%

Total	70.7	61.9	8.8	14.4%	200.3	170.2	30.1	17.8%

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
Hormone therapy
ESTRACE Cream	18.2	15.5	2.7	17.6%	52.9	48.1	4.8	9.8%
FEMHRT	16.8	15.1	1.7	11.0%	47.3	41.7	5.6	13.4%
FEMRING	3.4	2.8	0.6	20.6%	10.7	7.9	2.8	36.0%
ESTRACE Tablets	2.5	1.7	0.8	45.0%	7.6	5.4	2.2	40.7%
FEMTRACE	1.0	1.0	0.0	0%	3.2	2.0	1.2	51.2%

Total	41.9	36.1	5.8	15.9%	121.7	105.1	16.6	15.6%
Dermatology
DOVONEX	32.0	35.9	(3.9)	(10.8)%	107.4	109.6	(2.2)	(2.0)%
TACLONEX	33.1	19.7	13.4	68.2%	97.3	37.7	59.6	158.2%
DORYX	29.2	24.6	4.6	18.7%	84.2	75.3	8.9	11.8%

Total	94.3	80.2	14.1	17.7%	288.9	222.6	66.3	29.8%
PMDD
SARAFEM	10.2	8.4	1.8	21.4%	28.5	28.3	0.2	0.9%
Other product sales
Other	0.8	2.8	(2.0)	(76.9)%	2.8	7.2	(4.4)	(61.9)%
Contract manufacturing	5.9	5.3	0.6	11.6%	21.4	14.7	6.7	45.9%

Total product net sales	223.8	194.7	29.1	14.9%	663.6	548.1	115.5	21.1%
Other revenue
Royalty revenue	2.7	—	2.7	100.0%	8.3	—	8.3	100.0%

Total revenue	$226.5	$194.7	$31.8	16.3%	$671.9	$548.1	$123.8	22.6%

Revenue in the quarter ended September 30, 2007 was $226.5 million, an increase of $31.8 million, or 16.3%, over the same quarter in the prior year. Revenue in the nine months ended September 30, 2007 was $671.9 million, an increase of $123.8 million, or 22.6%, over the same period in the prior year. The primary drivers of the increase in revenue in both periods were the net sales of two products introduced in March 2006, LOESTRIN 24 FE and TACLONEX, which together contributed $36.5 million and $144.2 million of revenue growth for the quarter and nine months ended September 30, 2007, respectively, compared to the prior year periods.

Sales of our oral contraceptive products increased $8.8 million, or 14.4%, in the quarter ended September 30, 2007 and $30.1 million, or 17.8%, in the nine months ended September 30, 2007, compared with the prior year periods. In February 2006, we received FDA approval to market our oral contraceptive, LOESTRIN 24 FE, and began commercial sales of the product in March 2006. Beginning in April 2006, LOESTRIN 24 FE became our top promotional priority among our oral contraceptive brands. LOESTRIN 24 FE generated revenue of $38.2 million and $107.3 million in the quarter and nine months ended September 30, 2007, respectively, compared to $15.1 million and $22.7 million in the prior year periods, respectively. Filled prescriptions of LOESTRIN 24 FE increased 9.8% sequentially in the quarter ended September 30, 2007 compared to the quarter ended June 30, 2007. We introduced and began commercial sales of FEMCON FE in the second half of 2006, but did not initiate promotional efforts in support of the product until April 2007. Beginning in April 2007, FEMCON FE became a promotional priority for our newly expanded Chilcott sales force. The product generated revenues of $9.4 million and $20.8 million in the quarter and nine months ended September 30, 2007, respectively. Filled prescriptions of FEMCON FE increased 30.5% sequentially in the quarter ended September 30, 2007 compared to the quarter ended June 30, 2007. ESTROSTEP FE net sales decreased $7.6 million, or 29.5%, and $18.9 million, or 23.9%, in the quarter and nine months ended September 30, 2007, respectively, compared to the same periods last year. The decreases in ESTROSTEP FE net sales were primarily due to a decline in filled prescriptions of 38.0% and 30.9% for the quarter and nine months ended September 30, 2007, respectively, offset partially by higher selling prices compared to the prior year periods. ESTROSTEP FE filled prescriptions declined due to the shift of our promotional efforts away from the product beginning in April 2006. We believe the decline in prescription demand and net sales will accelerate in the fourth quarter of 2007 as generic versions of ESTROSTEP FE were introduced in late October 2007. Following the launch of a generic ESTROSTEP FE product by Barr, we partnered with Watson Pharma, Inc to launch Tilia™, an authorized generic version of ESTROSTEP FE. OVCON net sales declined $16.1 million, or 75.6%, and $56.4 million, or 82.3%, for the quarter and nine months ended September 30, 2007, respectively, compared with the prior year periods. The decline in OVCON revenue was primarily due to the introduction of generic versions of OVCON 35 beginning in late October 2006, which led to an 84.5% decline in filled prescriptions for OVCON 35 in the nine months ended September 30, 2007 compared to the prior year period.

Sales of our dermatology products increased $14.1 million, or 17.7%, in the quarter ended September 30, 2007 and $66.3 million, or 29.8%, in the nine months ended September 30, 2007, compared to the prior year periods. This increase was primarily due to the increase in TACLONEX sales of $13.4 million in the quarter ended September 30, 2007 and $59.6 million in the nine months ended September 30, 2007 compared to the prior year periods. Sales of TACLONEX, which was launched in April 2006, increased primarily due to an increase in filled prescriptions of 49.1% and 157.7% in the quarter and nine months ended September 30, 2007, respectively, compared to the prior year periods. TACLONEX filled prescriptions declined 1.2% in the current quarter compared to the quarter ended June 30, 2007, in part, due to seasonal patterns in the usage of topical psoriasis products. Due to the seasonality of TACLONEX prescriptions, we do not intend to include a discussion of sequential data in our future filings. Sales of DORYX increased $4.6 million, or 18.7%, in the quarter ended September 30, 2007 and $8.9 million, or 11.8%, in the nine months ended September 30, 2007 compared with the prior year periods. DORYX prescriptions, which had been growing during the period from July 1, 2005 through June 30, 2006, softened in the second half of 2006 due to decreased promotional emphasis following the April 2006 launch of TACLONEX. In January 2007, we took steps to increase our Dermatology sales force’s promotional efforts of DORYX. While filled prescriptions for DORYX declined 8.5% over the nine months ended September 30, 2007 compared to the same period in the prior year, DORYX net sales in the nine month period increased as higher selling prices more than offset the decline in filled prescriptions. As a result of the promotional emphasis on DORYX, filled prescriptions increased 2.2% in the quarter ended September 30, 2007 compared to the prior year quarter. Sales of DOVONEX decreased $3.9 million, or 10.8%, in the quarter ended September 30, 2007 compared with the prior year quarter. The decline was due to a decrease in filled prescriptions of 18.3% due, in part, to a loss of market share to our TACLONEX product, which was partially offset by higher selling prices in the current year quarter compared with the prior year quarter. Sales of DOVONEX decreased by $2.2 million, or 2.0%, in the nine months ended September 30, 2007 compared with the prior year period as the impact of higher selling prices during the period partially offset a 17.5% decline in filled prescriptions and a contraction of pipeline inventories relative to the prior year period. In April 2006, we began to promote TACLONEX as the first line topical therapy for mild to moderate psoriasis. We believe the decline in filled prescriptions of DOVONEX in the quarter and nine months ended September 30, 2007 compared with the prior year periods was due, in part, to our efforts to grow TACLONEX. During the nine months ended September 30, 2007, we implemented marketing strategies to encourage physicians to prescribe TACLONEX instead of DOVONEX as we believe that TACLONEX is a superior topical therapy. We do not expect that our marketing strategies will have a material adverse impact on our future sales (i.e. by consumers substituting products other than TACLONEX for DOVONEX) but we can provide no assurances that this will not be the case.

Sales of our hormone therapy products increased $5.8 million, or 15.9%, and $16.6 million, or 15.6%, in the quarter and nine months ended September 30, 2007, respectively, compared with the prior year periods. The launch of the low-dose version of FEMHRT in 2006 slowed the decline of filled prescriptions in our hormone therapy portfolio. FEMHRT filled prescriptions were down 9.1% and 6.7% in the quarter and nine months ended September 30, 2007, respectively, compared with the prior year periods, the impact of which was more than offset by higher selling prices. Filled prescriptions for ESTRACE Cream were down 2.1% and 2.9% in the quarter and nine months ended September 30, 2007, respectively, compared with the prior year periods, which were more than offset by higher selling prices. Sales of SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), increased $1.8 million, or 21.4%, in the quarter ended September 30, 2007, compared with the prior year quarter. Sales of SARAFEM increased $0.2 million, or 0.9%, in the nine months ended September 30, 2007 compared with the prior year period. The increase in sales in both periods was due to price increases which more than offset the decline in filled prescriptions of 22.2% and 23.7% in the quarter and nine months ended September 30, 2007, respectively.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. Additionally in 2007, we generated $2.7 million and $8.3 million of revenue in the quarter and nine months ended September 30, 2007, respectively, consisting of royalties earned on the net sales of a product sold by a third party under a license relating to one of our patents. There were no royalties earned in the quarter and nine months ended September 30, 2006.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters ended September 30, 2007 and 2006, and the calculation of cost of sales, adjusted cost of sales, cost of sales percentage and adjusted cost of sales percentage for the nine months ended September 30, 2007 and 2006:

(dollars in millions)	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	$ Change	Percent Change
Product net sales	$223.8	$194.7	$29.1	14.9%
Cost of sales (excluding amortization), as reported	45.5	39.2	6.3	16.1%

Cost of sales percentage	20.3%	20.1%

(dollars in millions)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	Percent Change
Product net sales	$663.6	$548.1	$115.5	21.1%
Cost of sales (excluding amortization), as reported	142.4	108.2	34.2	31.6%

Cost of sales percentage	21.5%	19.7%

Cost of sales (excluding amortization), as reported	$142.4	$108.2	$34.2	31.6%
Less inventory step up	—	(1.5)	(1.5)	(100)%

Adjusted cost of sales (excluding amortization)	$142.4	$106.7	$35.7	33.4%

Adjusted cost of sales percentage	21.5%	19.5%

Cost of sales increased $6.3 million in the quarter ended September 30, 2007 compared with the prior year quarter primarily due to the 14.9% increase in product net sales. Cost of sales increased $34.2 million in the nine months ended September 30, 2007 compared with the prior year period primarily due to the 21.1% increase in product net sales. Cost of sales in the nine months ended September 30, 2006 included $1.5 million representing the increased value of DOVONEX inventory recorded through the allocation of the acquisition purchase price. Adjusted for the DOVONEX inventory step-up in the prior year period, our gross profit margin on product net sales decreased from 80.5% in the nine months ended September 30, 2006 to 78.5% in the nine months ended September 30, 2007. The decrease in our gross profit margin on product net sales was due to a number of factors, including the mix of products sold with net sales of DOVONEX and TACLONEX accounting for 30.8% of our product net sales in the nine months ended September 30, 2007 compared with 26.9% in the prior year period. The cost of sales for DOVONEX and TACLONEX (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of product net sales, are significantly higher than the costs for our other products. Our gross profit margin was further reduced by $3.6 million during the nine months ended September 30, 2007 for inventories of certain DOVONEX products on hand as of March 31, 2007 which were not sold due to a shift in our marketing strategies relating to DOVONEX.

SG&A expenses

SG&A expenses were comprised of the following for the quarters and nine months ended September 30, 2007 and 2006:

(dollars in millions)	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	$ Change	Percent Change
Advertising and Promotion	$11.8	$17.4	$(5.6)	(32.2)%
Selling and Distribution	22.7	20.5	2.2	10.7%
General, Administrative and Other	26.3	61.8	(35.5)	(57.4)%

Total	$60.8	$99.7	$(38.9)	(39.0)%

(dollars in millions)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	Percent Change
Advertising and Promotion	$65.5	$55.0	$10.5	19.1%
Selling and Distribution	66.7	55.7	11.0	19.7%
General, Administrative and Other	76.6	88.3	(11.7)	(13.3)%

Total	$208.8	$199.0	$9.8	4.9%

SG&A expenses for the quarter ended September 30, 2007 were $60.8 million, a decrease of $38.9 million, or 39.0%, from $99.7 million in the prior year quarter. Advertising and promotion expenses for the quarter ended September 30, 2007 decreased $5.6 million, or 32.2%, compared with the prior year quarter primarily due to product launch expenses incurred in the quarter ended September 30, 2006 related to LOESTRIN 24 FE and TACLONEX. Selling and distribution expenses for the quarter ended September 30, 2007 increased $2.2 million, or 10.7%, over the prior year quarter primarily due to the expansion of our field sales forces in the first half of 2007 to support the initiation of promotional activities for FEMCON FE. General, administrative and other expenses in the quarter ended September 30, 2007 decreased $35.5 million, or 57.4%, over the prior year quarter. The quarter ended September 30, 2006 included a $14.9 million one-time stock compensation expense and a one-time expense relating to the termination of the Sponsor advisory and monitoring agreement of $27.4 million, each of which were incurred as a result of the Company’s IPO. The quarter ended September 30, 2007 included a $9.0 million expense for the tentative settlement of the one remaining class action lawsuit brought by the direct purchaser plaintiffs in connection with the Company’s OVCON 35 litigation. Excluding the $42.3 million one-time expenses in 2006 and the $9.0 million settlement in 2007, general, administrative and other expenses decreased by $2.2 million compared with the prior year period.

SG&A expenses for the nine months ended September 30, 2007 were $208.8 million, an increase of $9.8 million, or 4.9%, compared to the prior year period. Advertising and promotion expenses for the nine months ended September 30, 2007 increased $10.5 million, or 19.1%, over the prior year period, primarily due to an increase in direct-to-consumer advertising expenses of $16.2 million in support of LOESTRIN 24 FE and FEMCON FE, offset in part by launch costs of $5.5 million incurred in the nine months ended September 30, 2006 in support of LOESTRIN 24 FE and TACLONEX. Selling and distribution expenses for the nine months ended September 30, 2007 increased $11.0 million, or 19.7%, over the prior year period primarily due to the expansion of our field sales forces in the first half of 2007 to support the initiation of promotional activities for FEMCON FE. General, administrative and other expenses in the nine months ended September 30, 2007 decreased $11.7 million, or 13.3%, over the prior year period primarily due to the 2006 one-time IPO costs of $42.3 million, offset in part by an increase in legal expenses of $28.7 million, which included $26.5 million for the settlements of certain legal matters related to the OVCON 35 litigation.

Research and Development (“R&D”)

Our investment in R&D for the quarter ended September 30, 2007 was $24.1 million, an increase of $19.3 million, or 402.6%, compared with the prior year quarter. Included in the quarter ended September 30, 2007 was a $4.0 million upfront payment to Paratek to acquire certain rights to novel tetracyclines for the treatment of acne and rosacea. Also included in the quarter ended September 30, 2007 was a $10.0 million milestone payment to LEO, which was triggered by the FDA’s acceptance of LEO’s NDA submission for TACLONEX Scalp Gel. Excluding the $14.0 million of payments during the quarter ended September 30, 2007, R&D increased $5.3 million, or 110.5%, over the prior year quarter. The increase in R&D activities was mainly due to costs incurred for clinical studies relating to two new oral contraceptives. We completed the enrollment of the first clinical study for a low-dose oral contraceptive in July 2007 and began to enroll patients into a clinical study for another novel oral contraceptive during the quarter ended September 30, 2007.

Our investment in R&D for the nine months ended September 30, 2007 was $42.8 million, an increase of $23.3 million, or 119.8%, compared with the prior year period. R&D expense for the nine months ended September 30, 2006 included $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO. Excluding the payments to LEO in both periods and to Paratek in the nine months ended September 30, 2007, R&D expense increased $12.3 million, or 74.8%, in the nine months ended September 30, 2007 compared to the prior year period due to the increased level of clinical study activity during the 2007 period. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended September 30, 2007 and 2006 was $57.1 million and $63.2 million, respectively. Amortization of intangible assets in the nine months ended September 30, 2007 and 2006 was $172.2 million and $185.1 million, respectively. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”)

Net interest expense for the quarter ended September 30, 2007 was $28.3 million, a decrease of $27.4 million, or 49.2%, from $55.7 million in the prior year quarter. Included in net interest expense in the quarters ended September 30, 2007 and 2006 were $1.1 million and $10.7 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments of $60.0 million and $405.0 million, respectively, of our senior secured credit facility. Net interest expense for the nine months ended September 30, 2007 was $90.3 million, a decrease of $56.5 million, or 38.5%, from $146.8 million in the prior year period. Included in net interest expense in the nine months ended September 30, 2007 and 2006 were $5.0 million and $10.7 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments of $250.0 million and $405.0 million, respectively, of our senior secured credit facility debt. The decrease in net interest expense in the 2007 periods was primarily the result of cumulative reductions in outstanding debt totaling $929.4 million from June 30, 2006 through September 30, 2007, offset partially by higher interest rates in the 2007 periods. The $929.4 million of cumulative debt reduction was accomplished through the use of cash generated from our free cash flow during the past four quarters and proceeds from our IPO.

Income taxes

Our effective tax rate for the quarter and nine months ended September 30, 2007 was 46.3% and 40.4%, respectively, which reflects our current estimate of the corporate effective tax rate for the full year 2007. The effective income tax rate for interim periods and the full year can be volatile due to changes in forecasted income among the various tax jurisdictions in which we operate.

Net income/(loss)

Due to the factors described above, we reported net income/(loss) of $5.8 million and $(81.0) million in the quarters ended September 30, 2007 and 2006, respectively. We reported net income/(loss) of $9.2 million and $(145.0) million in the nine months ended September 30, 2007 and 2006, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At September 30, 2007, our cash on hand was $26.8 million, as compared to $84.5 million at December 31, 2006. As of September 30, 2007 our debt, net of cash on hand, was $1,265.7 million and consisted of $902.5 million of outstanding borrowings under our senior secured credit facility plus $390.0 million of outstanding 8.75% Notes.

The following table summarizes our net (decrease) / increase in cash and cash equivalents:

(Dollars in millions)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net cash provided by operating activities	$233.7	$51.8
Net cash (used in) investing activities	(33.1)	(271.5)
Net cash (used in) / provided by financing activities	(258.3)	496.1

Net (decrease) / increase in cash and cash equivalents	$(57.7)	$276.4

Our net cash provided by operating activities for the nine months ended September 30, 2007 increased $181.9 million over the prior year period. We reported a net loss of $(145.0) million for the nine months ended September 30, 2006 compared with net income of $9.2 million in the nine months ended September 30, 2007. Included in the nine months ended September 30, 2006 were one-time cash expenses related to our IPO, including a $27.4 million payment made to our Sponsors to terminate the advisory and monitoring agreement. During the nine months ended September 30, 2006, we increased our investment in inventory by $28.0 million primarily due to the addition of DOVONEX and TACLONEX to our product portfolio, which lowered cash flows from operations during that period. During the nine months ended September 30, 2007, our inventories declined by $13.0 million due primarily to the timing of product shipments received from our suppliers.

Our net cash used in investing activities during the nine months ended September 30, 2007 totaled $33.1 million, consisting of $21.1 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $12.0 million relating to capital expenditures. The cash flows used in investing activities in the nine months ended September 30, 2006 consisted of $198.5 million to purchase the rights to DOVONEX, $40.0 million paid to LEO to complete the acquisition of the rights to TACLONEX, $21.6 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $11.4 million of capital expenditures.

Our net cash used in financing activities in the nine months ended September 30, 2007 was $258.3 million and included the optional prepayments of $250.0 million and the scheduled repayments of $8.2 million of debt under our senior secured credit facility. The Company intends to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash provided by financing activities in the nine months ended September 30, 2006 was $496.1 million. In the nine months ended September 30, 2006 we borrowed $240.0 million under the delayed-draw term loan portion of our senior secured credit facility, which we used to fund the DOVONEX and TACLONEX transactions. Net proceeds from our IPO, net of treasury shares repurchased and the retirement of preferred stock, were $672.2 million. In the nine months ended September 30, 2006, we used a portion of the net proceeds from the IPO to make an optional prepayment under the senior secured credit facility of $405.0 million. In addition, there were $10.7 million of scheduled debt repayments in the nine months ended September 30, 2006.

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

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $60.0 million in September 2007, the scheduled quarterly repayments of the term loans were reduced to $9.2 million annually beginning in the fourth quarter of 2007. On January 29, 2007, we entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. As of September 30, 2007, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

As of September 30, 2007, there were no borrowings outstanding under the $150.0 million revolving credit facility. The revolving credit facility matures January 18, 2011. Based on our leverage ratio, the interest rates under the revolving credit facility are LIBOR plus 1.50% or ABR plus 0.50%.

8.75% Notes

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

If Holdings III or WCC were to undergo a change of control (as defined in the indenture), each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount, plus accrued and unpaid interest. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of September 30, 2007, we were in compliance with all covenants.

Components of Indebtedness

As of September 30, 2007, the Company’s funded debt included the following (dollars in millions):

	Current Portion as of September 30, 2007	Long-Term Portion as of September 30, 2007	Total Outstanding as of September 30, 2007
Revolving credit loan	$—	$—	$—
Term loans	9.2	893.3	902.5
Notes	—	390.0	390.0

Total	$9.2	$1,283.3	$1,292.5

As of September 30, 2007, mandatory principal repayments of long-term debt in the remainder of 2007 and each of the five years ending December 31, 2008 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2007	$2.3
2008	9.2
2009	9.2
2010	9.2
2011	6.9
2012	865.7
Thereafter	390.0

Total long-term debt	$1,292.5

The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(5.2) million for all swaps) is at variable rates and reprices frequently. The fair value of the Notes ($403.7 million) represents the market value of the Notes on September 30, 2007.

Contractual Commitments

The following table summarizes our financial commitments as of September 30, 2007:

	Cash Payments due by Period
(dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$902.5	$9.2	$18.4	$874.9	$—
8.75% Notes due 2015	390.0	—	—	—	390.0
Interest payments on long-term debt (1)	532.8	90.6	194.3	158.7	89.2
Supply agreement obligations (2)	79.8	69.4	10.4	—	—
Lease obligations	10.8	3.3	3.6	3.2	0.7

Total Contractual Obligations	$1,915.9	$172.5	$226.7	$1,036.8	$479.9

(1)	Interest rates reflect borrowing rates for our outstanding long-term debt as of September 30, 2007 (including debt which is subject to our interest rate swaps) and the anticipated future reductions of long-term debt. Based on our variable rate debt levels of $152.5 million as of September 30, 2007, after taking into account the impact of our applicable interest rate swaps, a 1% change in interest rates would impact our annual interest payments by approximately $1.5 million.

(2)	Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include additional future purchase consideration we may owe to Pfizer in connection with our acquisition of FEMHRT. These payments are contingent on FEMHRT maintaining market exclusivity through the first quarter of 2010. Assuming market exclusivity is maintained during this period, we would pay Pfizer additional amounts of up to $29.0 million in the aggregate for FEMHRT in quarterly installments. These payments are expected to be made as follows: $11.6 million in less than one year, and $17.4 million in one to three years. In addition, the table above does not include our liability for unrecognized tax benefits under FIN 48. The amounts which are expected to settle within the next twelve months are $36.0 million and amounts after twelve months are $16.4 million, including interest.

In September 2005, we entered into agreements with LEO under which we acquired the rights to certain products under development. LEO also granted us a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO through 2010. In September 2007, we made a $10.0 million payment under this agreement as a result of the FDA’s acceptance of LEO’s NDA submission for TACLONEX Scalp Gel, which is included in research and development expenses in the quarter and nine months ended September 30, 2007. Under the product development agreement, we may make additional payments to LEO upon the achievement of various developmental milestones that could aggregate up to $140.0 million. In addition, we agreed to pay a supply fee and royalties to LEO on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

In January 2006, we entered into an agreement with LEO to acquire an option to purchase certain rights with respect to a topical dermatology product in development. We paid $3.0 million for the option upon signing and will pay an additional $3.0 million upon completion of development milestones. The purchase price for the product will be negotiated by LEO and us if the option is exercised.

In July 2007, we entered into an agreement with Paratek under which we acquired the rights to certain products under development used to treat acne and rosacea. We paid an upfront fee of $4.0 million and will reimburse Paratek for R&D expenses incurred during the term of the agreement. We may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24.5 million. In addition, we agreed to pay royalties to Paratek based on the net sales of the products covered under the agreement.

In November 2007, we entered into an agreement with NexMed. Under the terms of the agreement, we have exclusive U.S. rights to develop and market NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed submitted an NDA with the FDA on September 21, 2007 and is awaiting confirmation of acceptance of its submission. We paid an upfront fee of $0.5 million which will be recognized in R&D expense in the fourth quarter of 2007. We may make additional payments to NexMed upon the achievement of various developmental milestones that could aggregate up to $12.5 million. In addition, we agreed to pay royalties to NexMed based on the net sales of the products covered under the agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of this standard.

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

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts as of September 30, 2007.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $152.5 million as of September 30, 2007, after taking into account the impact of our applicable interest rate swaps, a 1.0% change in interest rates would impact net interest expense by approximately $0.4 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters and nine months ended September 30, 2007 and 2006.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b)	Changes in internal controls over financial reporting

During the quarter ended September 30, 2007 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 12 to our unaudited condensed consolidated financial statements for the quarter ended September 30, 2007 included in this Form 10-Q for a description of our significant current legal proceedings.

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

Item 6.	Exhibits

31.	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT LIMITED

Date: November 9, 2007	By:	/s/ Roger M. Boissonneault
	Name:	Roger M. Boissonneault
	Title:	President & Chief Executive Officer

Date: November 9, 2007	By:	/s/ Paul Herendeen
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer