Form 10-K
period 2007-12-31
Warner Chilcott Ltd
filed 2008-02-29
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-33039

WARNER CHILCOTT LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	98-0496358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification Nos.)

Channel House

Suite 3-105

Longfield Road

Southside, St. David’s

Bermuda

(Address of principal executive offices)

Registrant’s telephone number, including area code: (441) 292-0068

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates as of June 30, 2007 was approximately $1,988.3 million, using the closing price per share of $18.09, as reported on The NASDAQ Global Market as of such date. Shares of common stock held by the executive officers and directors and our controlling shareholders have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2008, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 250,587,497.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 8, 2008.

WARNER CHILCOTT LIMITED

i

PART I.

Item 1. Business

Business Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare and dermatology segments of the U.S. pharmaceutical market. We are a fully integrated company with internal resources dedicated to the development, manufacturing and promotion of our products. We have established strong franchises in women’s healthcare and dermatology through our marketing techniques and specialty sales forces, which now comprise approximately 500 representatives. We believe that our proven product development capabilities, coupled with our ability to execute acquisitions and in-licensing transactions and develop partnerships, such as our relationship with LEO Pharma A/S (“LEO Pharma”), will enable us to sustain and grow these franchises. Our primary manufacturing facility is located in Fajardo, Puerto Rico.

Our franchises are comprised of complementary portfolios of established branded and development-stage products. Our women’s healthcare franchise is anchored by our strong presence in the hormonal contraceptive and hormone therapy (“HT”) categories and our dermatology franchise is built on our established positions in the markets for psoriasis and acne therapies. In women’s healthcare, we currently promote two oral contraceptives: LOESTRIN 24 FE and FEMCON FE. LOESTRIN 24 FE features a novel patented 24-day dosing regimen, which delivers an important patient benefit – shorter, lighter periods. FEMCON FE is the only oral contraceptive containing 35 mcg of ethinyl estradiol currently being actively promoted to Obstetrician/Gynecologists (“OB/GYNs”). We also have a significant presence in the HT market, primarily through our products FEMHRT, ESTRACE Cream and FEMRING. In dermatology, our psoriasis product DOVONEX Cream enjoys the leading position in the United States for the non-steroidal topical treatment of psoriasis. In addition, our product TACLONEX is the first and only once-a-day topical psoriasis treatment that combines a corticosteroid (betamethasone dipropionate) and calcipotriene, the active ingredient in DOVONEX Cream. We believe that TACLONEX is a superior topical therapy and promote it as the first line topical therapy for mild to moderate psoriasis. Our product, DORYX is one of the leading branded oral tetracyclines in the United States for the treatment of acne.

Our strategy is to grow our specialty pharmaceutical products business by focusing on therapeutic areas dominated by specialist physicians. We believe that we will continue to drive organic growth by employing our marketing techniques. Furthermore, we intend to supplement our growth and broaden our market position in our existing franchises through ongoing product development. Our internal product development is focused on new products, proprietary product improvements and new and enhanced dosage forms. In addition, we selectively review potential product in-licensing, acquisition and partnership opportunities, such as our relationship with LEO Pharma and our recent in-licensing arrangements with NexMed, Inc. (“NexMed”) and Paratek Pharmaceuticals, Inc. (“Paratek”).

The U.S. pharmaceutical market generated sales of approximately $298.9 billion in 2007 and has grown at a compound annual growth rate of approximately 7.2% since 2001, according to IMS Health, Inc. Large pharmaceutical companies have been focusing on developing and marketing “blockbuster” drugs that have the potential of generating more than $1 billion in annual revenues. The focus by large pharmaceutical companies on “blockbuster” products creates opportunities for specialty pharmaceutical companies, like us, to compete effectively in smaller therapeutic markets.

For the year ended December 31, 2007, we recorded net income of $28.9 million on revenues of $899.6 million. For the year ended December 31, 2006, we recorded a net loss of $153.5 million on revenues of $754.5 million. For the year ended December 31, 2005, we recorded a net loss of $556.6 million on revenues of $515.3 million. As of December 31, 2007, 2006 and 2005, we had total assets of $2,885.0 million, $3,162.5 million and $3,041.9 million, respectively.

Strategy

We intend to continue to develop our specialty pharmaceutical products business by focusing on therapeutic markets, such as women’s healthcare and dermatology, dominated by specialist physicians. Our goal is to drive organic growth by employing our marketing techniques, developing and marketing new products and selectively reviewing potential product in-licensing, acquisition and partnership opportunities, such as our relationship with LEO Pharma and our recent in-licensing arrangements with NexMed and Paratek. We believe that our streamlined corporate organization and resulting ability to react rapidly to changing market dynamics enhances our ability to execute our strategy.

Focus on Smaller Therapeutic Markets. While large pharmaceutical companies are focusing on developing and marketing “blockbuster” drugs that have the potential of generating more than $1 billion in annual revenues, we concentrate our efforts on branded products that are prescribed by physician specialists or where a high concentration of prescriptions for the products are written by a relatively small number of physicians. In either case, we have the ability to effectively and efficiently reach the target prescribers through our sales forces. We currently market a range of established specialty pharmaceutical products in several therapeutic categories within our women’s healthcare and dermatology franchises. In our women’s healthcare franchise, we are focusing on the oral contraceptive market, although we also have a significant presence in the hormone therapy market. In our dermatology franchise, we are focusing on the psoriasis and acne therapeutic categories. The relatively small number of physicians that comprise our target markets allow us to focus our sales representatives on the physicians with the most potential to write prescriptions for our products.

Drive Organic Growth. We seek to drive organic growth of our women’s healthcare and dermatology product franchises by employing our marketing techniques. We identify the OB/GYNs and dermatologists who are frequent prescribers of products in our categories and then target our sales forces’ activities to reach these physicians. Our sales forces promote our products to these high prescribing physicians with frequent face-to-face product presentations and by providing a consistent supply of product samples. Our sales representatives also strive to build strong professional relationships with their target physicians to maximize the impact of our selling efforts. We measure the performance of our sales representatives based on increases in market share of our promoted products.

Develop and Market New Products, Proprietary Product Improvements and New and Enhanced Dosage Forms. Our product development is focused on new products with established regulatory guidance, extending proprietary protection of our products through proprietary product improvements and new and enhanced dosage forms, rather than on undertaking the costly, high-risk new drug discovery approach usually undertaken by large pharmaceutical and biotechnology companies. We have an experienced development team of scientists and technicians with proven expertise in the development of such products and have consistently demonstrated our ability to commercialize our products. By targeting our research and development efforts on our existing therapeutic categories, we believe we will be able to leverage the professional relationships our sales forces have built with high-prescribing specialist physicians.

Since March 2003, we have received approval from the U.S. Food and Drug Administration (“FDA”) for the following products:

•	FEMRING

•	FEMCON FE

•	FEMTRACE

•	DORYX delayed-release tablets

•	low dose FEMHRT

•	LOESTRIN 24 FE

Selectively Review Potential Product In-Licensing, Acquisition and Partnership Opportunities. We intend to continue to evaluate opportunities to expand our pharmaceutical product portfolio by selectively reviewing potential product in-licensing, acquisition and partnership opportunities, such as our relationships with LEO Pharma, NexMed and Paratek. We focus on market segments that have characteristics similar to our current markets, which complement our strategic focus on women’s healthcare and dermatology and can benefit from promotion by our sales forces. We have acquired a number of products through license or purchase, including the following:

•	OVCON

•	LOESTRIN franchise

•	ESTROSTEP FE

•	FEMHRT

•	DOVONEX

•	TACLONEX

Our Products

Our pharmaceutical business develops, manufactures, markets and sells branded prescription pharmaceutical products, predominantly in the United States.

Our Principal Products

	Product (Active Ingredient)	Indication	Patent Expiry(1)	2007 Revenue ($mm)
Women’s Healthcare	Hormonal Contraception

	LOESTRIN 24 FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	July 2014(2)	$148.9

	FEMCON FE (Norethindrone and ethinyl estradiol)	Prevention of pregnancy	April 2019(3)	$32.4

	Hormone Therapy

	FEMHRT 1/5 and .5/2.5 (Norethindrone acetate and ethinyl estradiol)	Oral treatment of moderate to severe vasomotor symptoms and urogenital symptoms associated with menopause	May 2010(4)	$63.7

	ESTRACE Cream (17-beta estradiol)	Vaginal cream for treatment of vaginal and vulvar atrophy	Patent expired March 2001	$73.1

Dermatology	Psoriasis

	TACLONEX (Calcipotriene and betamethasone dipropionate)	Topical treatment of psoriasis	January 2020(5)	$127.2

	DOVONEX (Calcipotriene)	Topical treatment of psoriasis	Cream and Topical Solution -June 2015(6) Ointment-Patent expired December 2007	$145.3

	Acne

	DORYX (Doxycycline hyclate)	Oral adjunctive therapy for severe acne	December 2022(7)	$115.8

(1)	See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.”
(2)	We have received a notice of Paragraph IV certification in respect of our patent on LOESTRIN 24 FE, which may result in a generic equivalent entering the market as early as February 2009. See “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
(3)	We have received notices of Paragraph IV certifications in respect of our patent on FEMCON FE. In response, our subsidiary Warner Chilcott Company, Inc., filed lawsuits against Barr Laboratories, Inc. (“Barr”) and Watson Laboratories, Inc. for infringement of our patent on FEMCON FE. Our lawsuits result in a stay of the FDA’s approval of the two related Abbreviated New Drug Applications (“ANDA”) for up to 30 months from our receipt of the notices to allow the court to resolve the suits. As a result, a generic equivalent of FEMCON FE may enter the market as early as February 2010. See “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(4)	Pursuant to an agreement to settle patent litigation against Barr, we granted Barr a non-exclusive license to launch a generic version of FEMHRT six months prior to expiration of our patent.
(5)	In September 2006, LEO Pharma informed us that the United States Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s patent on TACLONEX and certain of LEO Pharma’s products in development. In September 2007, in a non-final Action Closing Prosecution the patent examiner allowed the specific formulation claim for TACLONEX, but rejected the remaining pending claims in the reexamination of LEO Pharma’s patent. See “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
(6)	LEO Pharma has received notices of Paragraph IV certifications in respect of its patent on DOVONEX Solution and elected not to bring infringement actions with respect to the related ANDA. Accordingly, a generic equivalent may enter the market as early as the first quarter of 2008. See “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
(7)	Because we do not have Orange Book protection for DORYX, we are not entitled to the benefits of the automatic stay or the market exclusivity provisions of the Hatch-Waxman Act, which could result in generic competition for DORYX earlier than would be the case if we did have such protection.

Revenues by Product Class/Percentage of Total Revenues

During the periods presented, the following product classes accounted for a significant percentage of consolidated revenues:

(dollars in millions)	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
Dermatology	$388.3	43%	$309.4	41%	$95.8	19%
Oral Contraception	267.0	30%	228.5	30%	171.5	33%
Hormone Therapy	165.8	18%	146.7	19%	137.4	27%

For a discussion of product revenues and other results of our operations, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of our revenues and fixed assets by country of origin, see “Note 16” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

History and Development of the Company

Our company was formed principally through a series of acquisitions and divestitures. We began commercial operations on January 5, 2005 when we acquired Warner Chilcott PLC (the “Predecessor”). The Predecessor was incorporated in 1968 as a sales and marketing organization focused on branded pharmaceutical products in Northern Ireland, but in September 2000 expanded into the U.S. pharmaceuticals market through the acquisition of a U.S. pharmaceutical business that marketed a portfolio of products including OVCON and ESTRACE Cream. Between 2001 and 2004, the Predecessor disposed of its pharmaceutical services businesses and its U.K. pharmaceutical products businesses and focused its strategy on strengthening its pharmaceutical products business in the United States, specifically in the areas of women’s healthcare and dermatology.

In November 2004, affiliates of Bain Capital, LLC, DLJ Merchant Banking, J.P. Morgan Partners, LLC and Thomas H. Lee Partners, who we refer to collectively in this Annual Report as the “Sponsors,” reached an agreement to acquire the Predecessor. The acquisition became effective on January 5, 2005, and thereafter, following a series of transactions, we acquired 100% of the share capital of the Predecessor. We refer to this transaction in this Annual Report as the “Acquisition.” To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of our management, indirectly funded equity contributions to us and certain of our subsidiaries, the proceeds of which were used to purchase 100% of the Predecessor’s share capital. On January 18, 2005, certain of our subsidiaries borrowed an aggregate of $2,020.0 million, consisting of an initial drawdown of $1,420.0 million under our $1,790.0 million senior secured credit facility and the issuance of

8.75% Senior Subordinated Notes (the “Notes”) by one of our U.S. subsidiaries, Warner Chilcott Corporation. The proceeds from the acquisition financings, together with cash on hand at the Predecessor, were used to pay the selling stockholders $3,014.4 million, to retire all of the Predecessor’s outstanding share options for $70.4 million, to retire all of the Predecessor’s previously outstanding funded indebtedness totaling $195.0 million and to pay related fees and expenses. In this Annual Report, we refer to the Acquisition, together with the related financings, as the “Transactions.”

In September 2006, the Company sold 70,600,000 shares of its Class A common stock (“Class A common shares”) in an initial public offering (the “IPO”) at a price to the public of $15.00 per share for an aggregate offering price of $1,059.0 million (before direct issuance fees). Prior to the IPO we had outstanding Class A common shares and Class L common stock (the “Class L common shares”) of the Company and Preferred Stock of Warner Chilcott Holdings Company II, Limited (the “Preferred Shares”), all of which were held by the Sponsors, certain institutional investors and members of the Company’s management. In connection with the IPO, the Class L common shares of the Company and a portion of the Preferred Shares were converted into Class A common shares pursuant to the Company’s bye-laws. All of the remaining Preferred Shares were redeemed for cash.

In connection with the IPO, the Company also issued Class A common shares and non-qualified options to purchase Class A common shares to its employees. Prior to the IPO, the Sponsors collectively owned 87% of the Company’s outstanding Class A common shares (including their ownership of the Class L common shares on an as-converted basis). Immediately following the IPO, the Sponsors owned approximately 61% of the outstanding Class A common shares.

Strategic Relationship with LEO Pharma

Our product licenses with LEO Pharma relating to DOVONEX and TACLONEX include exclusive U.S. sales and marketing rights to all of LEO Pharma’s product improvements, new and enhanced dosage forms and new products that contain calcipotriene or a combination of calcipotriene and a steroid until 2020. LEO Pharma has also granted us a right of first refusal and last offer for the U.S. sales and marketing rights to all products developed by LEO Pharma principally for the treatment or prevention of dermatological diseases through 2010. In September 2007, we made a $10.0 million payment under our agreement as a result of the FDA’s acceptance of LEO Pharma’s New Drug Application (“NDA”) submission for a TACLONEX scalp product, which is included in R&D expenses in the year ended December 31, 2007. Upon FDA approval of the TACLONEX scalp product, we would be required to pay LEO Pharma $40.0 million. We expect to receive this approval in mid-2008. The $40.0 million payment will be recorded as an intangible asset in our consolidated balance sheet. Under the product development agreement, we may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $100.0 million in addition to the aforementioned $40.0 million, if any. Further, we agreed to pay a supply fee and royalties to LEO Pharma on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

Product Acquisitions

In addition to our strategic relationship with LEO Pharma and our more recent in-licensing arrangements with companies such as NexMed and Paratek, we have built our pharmaceutical products business through a number of product acquisitions. These transactions include our acquisition of the OVCON oral contraceptive franchise and ESTRACE Cream from Bristol-Myers Squibb Company (“Bristol-Myers”) in 2000, our acquisition of ESTRACE Tablets from Bristol-Myers in 2001, our acquisition of the U.S. sales and marketing rights for SARAFEM from Eli Lilly and Company in 2003 and our acquisition of LOESTRIN, ESTROSTEP FE and FEMHRT from Pfizer Inc. (“Pfizer”) in 2003. We became the exclusive licensee of TACLONEX in the United States (subject to the terms of our supply agreement with LEO Pharma) in 2005 and acquired the exclusive U.S. sales and marketing rights to DOVONEX from Bristol-Myers in 2006.

Research and Development (“R&D”)

Our R&D team has significant experience and proven capabilities in pharmaceutical development and clinical development. We focus our R&D efforts primarily on developing new products that target therapeutic areas with established regulatory guidance, making proprietary improvements to our existing products and developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, our approach to R&D generally involves less development and regulatory risk and shorter time lines from concept to market. Through this focused approach to R&D, we seek to enhance the value of our franchises by investing in relatively low-risk projects. Our investment in R&D, funded primarily by our Puerto Rican subsidiary, consists of our internal development costs, fees paid to contracted development groups and license fees paid to license rights to products in development by third parties. License fees and milestone payments are recognized as R&D expense unless or until they relate to products approved by the FDA, at which time they are capitalized as part of intangible assets.

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an upfront fee of $4.0 million and will reimburse Paratek for R&D expenses incurred during the term of the agreement. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $24.5 million. In addition, we agreed to pay royalties to Paratek based on the net sales of the products covered under the agreement.

In November 2007, we entered into an agreement with NexMed under which we acquired the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed’s NDA for the product was accepted for review by the FDA in November 2007. We paid a license fee of $0.5 million and may make additional payments to NexMed upon the achievement of various developmental milestones that could aggregate up to $12.5 million. In addition, we agreed to pay royalties to NexMed based on the net sales of the products covered under the agreement.

Our investment in R&D for the year ended December 31, 2007 was $54.5 million, an increase of $27.7 million, or 103.3%, compared with the prior year. Included in the year ended December 31, 2007 was a $4.0 million upfront payment to Paratek to acquire certain rights to novel tetracyclines for the treatment of acne and rosacea. Also included in the year ended December 31, 2007 was a $10.0 million milestone payment to LEO Pharma, which was triggered by the FDA’s acceptance of the NDA submission for LEO Pharma’s TACLONEX scalp product. R&D expense for the year ended December 31, 2006 included a $3.0 million expense representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO Pharma. Excluding the payments to LEO Pharma in the years ending December 31, 2007 and 2006, and to Paratek in the year ended December 31, 2007, R&D expense increased $16.7 million, or 70.2%, in the year ended December 31, 2007 compared to the prior year due to the increased level of clinical study activity during the 2007 period. More specifically, we completed the enrollment of one clinical study for a low-dose oral contraceptive in July 2007 and completed the enrollment of another clinical study for an oral contraceptive in December 2007.

Investment in R&D totaled $26.8 million in the year ended December 31, 2006 compared with $58.6 million in the year ended December 31, 2005. R&D expense for the year ended December 31, 2006 included $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO Pharma. R&D expense in the year ended December 31, 2005 included $37.0 million representing our costs to acquire the rights to a line extension of TACLONEX and other product rights from LEO Pharma. Excluding product rights costs from both the 2006 and 2005 periods, R&D expense increased $2.2 million in the year ended December 31, 2006 compared to the prior year period.

As of December 31, 2007, our R&D team consisted of approximately 80 professionals. Our in-house expertise in product development and regulatory affairs allows us to prepare and submit NDAs with the FDA.

Product Pipeline

The following shows certain products in our R&D pipeline and their respective stage of development. We note that the information below should be viewed with caution since there are a number of risks and uncertainties associated with the development and marketing of new products, including changes in market conditions, uncertainty as to whether any of our current product candidates will prove effective and safe in humans and whether we will be successful in obtaining required regulatory approvals. Specifically, the FDA approval process can be time-consuming and expensive without assurance that approval will be forthcoming. Generally, without FDA approval, products cannot be commercialized in the United States. Furthermore, even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments. Finally, our ability to market certain of the preclinical development stage products listed below is subject to the successful negotiation of acceptable licensing and supply terms with LEO Pharma and other third parties.

Women’s Healthcare

WC3016. In July 2007, we completed enrollment of the Phase III clinical study for a low-dose oral contraceptive. We currently plan to submit an NDA for this product in the first half of 2009.

WC3026. In December 2007, we completed enrollment of the Phase III clinical study for another low-dose oral contraceptive. We currently plan to submit an NDA for this product in the second half of 2009.

Dermatology

WC2055. We commenced clinical development of an oral antibiotic for the treatment of acne in the second half of 2007.

WC3018. We are in the pre-clinical phase of development for a topical antibiotic for the treatment of acne and other inflammatory skin conditions. We expect to begin clinical development in the first half of 2008.

LEO 80-185. LEO Pharma has completed Phase III development of a TACLONEX line extension for psoriasis of the scalp. LEO Pharma submitted an NDA with respect to the product, which was accepted for review by the FDA in August 2007.

LEO 80-190. LEO Pharma expects to commence Phase III development of a topical treatment for psoriasis in the second quarter of 2008.

TD1414. LEO Pharma expects to begin Phase II development of a topical antibiotic for skin infections in the first half of 2008.

WC3027. We are in the pre-clinical phase of development for a selective glucocorticoid receptor agonist (“SEGRA”) compound for treatment of inflammatory skin conditions. The SEGRA compound is licensed from Bayer AG.

WC3035. In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. Currently, we are working with Paratek to select a lead compound for development.

Other

WC3036. In November 2007, we entered into an agreement with NexMed. Under the terms of the agreement, we have the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed’s NDA for the product was accepted for review by the FDA in November 2007.

Sales and Marketing

We employ marketing techniques to identify and target physicians with the highest potential to prescribe our products. Our marketing team, together with their sales colleagues, perform comprehensive analyses of market share information to develop strategies and tactics to maximize the market share and sales growth of our products. In connection with our marketing initiatives, we seek to efficiently size, deploy, direct and compensate our sales forces in order to grow our market share, sustain product sales growth, revitalize acquired products and successfully launch new products.

We regularly review the effectiveness of our sales forces as they execute our sales growth strategies. Over the course of 2007, we made adjustments to our sales forces to expand our Chilcott sales force promoting FEMCON FE to OB/GYNs to approximately 180 sales representatives. Our Women’s Healthcare sales force continues to promote LOESTRIN 24 FE and we have modestly increased the number of sales representatives to expand promotion of LOESTRIN 24 FE to approximately 220 sales representatives. In addition, our portfolio sales force of approximately 30 sales representatives promote LOESTRIN 24 FE, TACLONEX and DORYX in geographic territories lacking the density to support specialty promotional efforts. Our Dermatology sales force of approximately 70 sales representatives promotes our dermatology products to dermatologists. As of December 31, 2007, we employed approximately 500 sales representatives.

Customers

While the ultimate end-users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“ABC”) and Cardinal Health, Inc. (“Cardinal”), and major retail drug and grocery store chains. In June 2007, CVS Caremark Corporation (“CVS”), a national retail drug store chain that previously accounted for over 10% of our net sales and accounts receivable, began purchasing through one of our existing wholesale customers, Cardinal. As a result of this change, our customer concentration was increased as the number of customers was reduced from four to three. During the periods presented, the following customers accounted for 10% or more of our revenues:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cardinal	36%	30%	14%
McKesson	35%	36%	28%
AmerisourceBergen	10%	11%	19%
CVS	4%	10%	10%

Competition

The pharmaceutical industry is highly competitive. Our branded products compete with brands marketed by other pharmaceutical companies including large, fully integrated concerns with financial, marketing, legal and product development resources substantially greater than ours.

Our principal competitors include:

•	Hormonal Contraceptives—Bayer AG (Yasmin®, Yaz®), Johnson & Johnson, (Ortho Tri-Cyclen® Lo, Ortho Evra®), Schering-Plough Corporation (Nuvaring®) and Barr Pharmaceuticals, Inc. (Seasonique®);

•	Hormone Therapy—Wyeth (Premarin®, Premarin® Vaginal Cream, Prempro™), Novo Nordisk Pharmaceuticals, Inc. (Activella®), Bayer AG (Climara®) and Barr Pharmaceuticals, Inc. (Cenestin®);

•	Acne—Medicis Pharmaceutical Corporation (Solodyn®), Bradley Pharmaceutical (Adoxa®) and CollaGenex Pharmaceuticals Inc. (Oracea™); and

•	Psoriasis—Galderma Pharma S.A. (Clobex® Spray) and Stiefel Laboratories, Inc. (Olux® Foam, Luxíq® Foam).

Our branded pharmaceutical products are or may become subject to competition from generic equivalents, and potential generic entrants may also challenge our patents. OVCON 50, OVCON 35, ESTRACE Tablets, ESTRACE Cream and DOVONEX Ointment are currently not protected by patents. See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.” Generic equivalents for some of our branded pharmaceutical products are sold by other pharmaceutical companies at lower prices. As a result, drug retailers have economic incentives to fill prescriptions for branded products with generic equivalents when available. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product may be filled with the generic version at the pharmacy, resulting in a commensurate loss in sales of the branded product. In addition, legislation enacted in the United States allows or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of generic products rather than brand name products where a generic equivalent is available. The availability of generic equivalent products may cause a material decrease in revenue from our branded pharmaceutical products.

Manufacturing, Supply and Raw Materials

In May 2004, we purchased an approximately 194,000 sq. ft. pharmaceutical manufacturing facility located in Fajardo, Puerto Rico from Pfizer. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse and 102,000 sq. ft. parking lot, both of which we lease from third parties. The Fajardo facility currently manufactures most of our women’s healthcare oral dose products, including LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE and OVCON 50 oral contraceptives, and packages delayed-release DORYX tablets, FEMHRT, FEMTRACE, OVCON 35 and DOVONEX and TACLONEX samples. We also utilize our facility in Larne, Northern Ireland to manufacture our FEMRING vaginal rings. We currently contract with third parties to manufacture and supply certain of our other products. We will continue to rely on our third-party development partners, Hospira, Inc., formerly FH Faulding Limited, (“Hospira”) for DORYX, and LEO Pharma for DOVONEX and TACLONEX.

We conduct quality assurance audits of our manufacturing and other property sites, our contract manufacturers’ sites, and our raw material suppliers’ sites and all related records to confirm compliance with the relevant regulatory requirements.

Product	Third-Party Manufacturer	Expiration
DORYX	Hospira	December 2009, renewable thereafter by mutual agreement
DOVONEX	LEO Pharma	January 2020
ESTRACE Cream	Contract Pharmaceuticals Limited	February 2010
FEMHRT	Barr	June 2009
FEMTRACE	Pharmaceutics International, Inc.	June 2010
OVCON 35	Barr	May 2009
TACLONEX	LEO Pharma	January 2020

The products listed above accounted for a significant percentage of our product sales during the year ended December 31, 2007. If a supplier suffers an event that causes it to be unable to manufacture our product requirements for an extended period, the resulting shortages of inventory could have a material adverse effect on our business. See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report for information concerning supplier concentration. Also see Item 1A. “Risk Factors—Risks Relating to Our Business—Delays in production could have a material adverse impact on our business.”

Patents, Proprietary Rights and Trademarks

Protecting our intellectual property, such as trademarks and patents, is a key part of our strategy.

Patents, Trade Secrets and Proprietary Knowledge

We rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights have been infringed. We filed a complaint against Berlex Inc. (“Berlex”) and Bayer Schering Pharma A.G. (“Schering”) in the U.S. District Court for the District of New Jersey alleging that Berlex and Schering were willfully infringing the patent covering our LOESTRIN 24 FE oral contraceptive in connection with the marketing and sale of Yaz®. In November 2006, we reached a settlement with Berlex and Schering in connection with the patent complaint. Under the terms of the settlement, Schering will make certain payments and will license to us its proprietary SEGRA compound for the oral or topical treatment of inflammatory skin diseases. We will pay a royalty to Schering on sales of any product containing the SEGRA compound under the license. We also filed a complaint against Watson Pharmaceuticals, Inc. and one of its subsidiaries (collectively, “Watson”) alleging that Watson’s submission of an ANDA for a generic version of LOESTRIN 24 FE infringes the patent covering our LOESTRIN 24 FE oral contraceptive. More recently, each of Barr and Watson Laboratories, Inc. submitted an ANDA to the FDA in August 2007 seeking approval to market a generic version of FEMCON FE prior to the expiration of our patent. We filed infringement lawsuits against each of Watson Laboratories, Inc. and Barr in response to these submissions. See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report for a description of our litigation. We also seek to protect our proprietary rights by filing applications for patents on certain inventions, and entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies. However, we do not ultimately control whether we will be successful in enforcing our legal rights against third party infringers, whether our patent applications will result in issued patents, whether our patents will be subjected to inter parte reexaminations by the USPTO, whether our confidentiality, non-disclosure and assignment of invention agreements will be breached and whether we will have adequate remedies in the event of any such breach, or whether our trade secrets will become known by competitors. In addition, some of our key products are not protected by patents and proprietary rights and therefore are or may become subject to competition from generic equivalents. For a further discussion of our competition, see “—Competition” and Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.”

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

DORYX	FEMTRACE
ESTRACE	LOESTRIN 24 FE
ESTROSTEP FE	OVCON
FEMCON FE	SARAFEM
FEMHRT	Warner Chilcott
FEMRING

We also police our trademark portfolio against infringement. However, our efforts to protect our trademarks may be unsuccessful and we may not have adequate remedies in the event of a finding of infringement due, for example, to the fact that a violating company may be insolvent.

We are exclusive licensee of the trademarks for TACLONEX and DOVONEX in the United States.

Government Regulation

The pharmaceutical industry is subject to regulation by national, regional, state and local agencies, including the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission (the “FTC”), the Office of Inspector General of the U.S. Department of Health and Human Services, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency (“EPA”), as well as by governmental authorities in those foreign countries in which we distribute some of our products. The Federal Food, Drug and Cosmetic Act (the “FDCA”), the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development and manufacturing of, and commercial activities relating to, prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. The manufacture and disposal of pharmaceutical products in the United States is also regulated by the EPA.

The process of testing, data analysis, manufacturing development and regulatory review necessary to obtain and maintain required governmental approvals is costly. Non-compliance with applicable legal and regulatory requirements can result in civil fines, criminal fines and prosecution, recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require that we devote substantial resources that could otherwise be used productively on other aspects of our business.

FDA Approval Requirements

FDA approval is required before a prescription drug can be marketed, except, in some cases, for a very small category of grandfathered drugs that have been on the market unchanged since prior to 1938 or that are otherwise considered generally recognized as safe and effective. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses, and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical testing must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements.

In order to initiate a clinical trial, the sponsor must submit an investigational new drug application, or IND, to the FDA or meet one of the narrow exemptions that exist from the IND requirement. Clinical research must also be reviewed and approved by independent institutional review boards, or IRBs, at the sites where the research will take place, and the study subjects must provide informed consent. The FDA or an IRB can prevent a clinical trial from being started or require that a clinical trial be terminated or suspended. Some clinical trials are also monitored by data safety monitoring boards, which review available data from the studies and determine whether the studies may continue or should be terminated or modified based on ethical considerations and the best interest of the study subjects. There are also legal requirements to register clinical trials on public databases when they are initiated, and to disclose the results of the trials on public databases upon completion.

The FDA can, and does, reject NDAs, require additional clinical trials, or grant approvals on only a restricted basis even when product candidates performed well in clinical trials. In addition, the FDA may approve an NDA subject to burdensome post-approval study or monitoring requirements, or require that other risk management measures be utilized. There are also requirements to conduct pediatric trials for all new NDAs and supplements to NDAs, unless a waiver or deferral applies.

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

The FDA continues to review marketed products even after approval. If previously unknown problems are discovered or if there is a failure to comply with applicable regulatory requirements, the FDA may restrict the marketing of an approved product, cause the withdrawal of the product from the market, or under certain circumstances seek recalls, seizures, injunctions or criminal sanctions. For example, the FDA may require withdrawal of an approved marketing application, labeling changes, additional studies, or other risk management measures for any marketed drug product if new information reveals questions about a drug’s safety or effectiveness. In addition, changes to the product, the manufacturing methods or locations, or labeling are subject to additional FDA approval, which may or may not be received, and which may be subject to a lengthy FDA review process.

Additional FDA Regulatory Requirements

All drugs must be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (“cGMP”) requirements, and drug products subject to an approved application must be manufactured, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior-friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Our third-party manufacturers must also comply with cGMP requirements. In complying with cGMP requirements, manufacturers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that the product meets applicable specifications and other requirements for product safety, efficacy and quality. The FDA and other regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements, including, in the case of our own manufacturing facility, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner before a U.S. District Court, subjects the manufacturer to possible legal or regulatory action.

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

Other U.S. Regulation

Our sales, marketing and scientific/educational programs must comply with applicable requirements of the anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, and the implementing regulations and policies of the U.S. Health and Human Services Office of Inspector General and U.S. Department of Justice, as well as similar state laws. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and regulatory safe harbors are often limited, and promotional practices may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition, all of our activities are potentially subject to federal and state consumer protection and unfair competition laws. We are subject to possible administrative and legal proceedings and actions under these laws. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies. See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

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

U.S. Manufacturing for Export

Products marketed outside of the United States that are manufactured in the United States are subject to certain FDA regulations, including rules governing export, as well as regulation by the country in which the products are sold. We currently supply LOESTRIN and MINESTRIN to Barr in Canada. While we do not currently have plans to market any of our other U.S. products in other countries, except FEMHRT in Canada, we may do so from time to time.

Regulation in the United Kingdom

Though we have divested our pharmaceutical businesses in the United Kingdom, we are still subject to regulation in certain areas by the U.K. Medicines and Healthcare Products Regulatory Agency (the “MHRA”). For example, our facility in Larne, Northern Ireland is approved and regularly inspected by the MHRA and the FDA. The United Kingdom Medicines Act of 1968 and the regulations promulgated thereunder govern manufacturers of pharmaceuticals sold in the United Kingdom.

Seasonality

Our results of operations are minimally affected by seasonality.

Employees

As of December 31, 2007, we had approximately 1,125 employees. The employees of our production, warehousing and manufacturing departments located at our facility in Larne, Northern Ireland are covered by a labor agreement that may be terminated at any time. This labor agreement currently remains in effect. We believe that our employee relations are satisfactory.

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

We acquired our Fajardo, Puerto Rico facility from Pfizer in 2004. Under the purchase agreement, Pfizer retained certain liabilities relating to pre-existing contamination and indemnified us, subject to certain limitations, for other potential environmental liabilities. While we are not aware of any material claims or obligations relating to this site, other current or former manufacturing sites, or any off-site location where we sent hazardous wastes for disposal, the discovery of additional contaminants or the imposition of additional cleanup obligations at Fajardo or at other sites, or the failure of any other party to meet its financial obligations to us, could result in significant liability.

Executive Officers

The executive officers of Warner Chilcott Limited, their positions and their ages as of December 31, 2007, are as listed.

Name	Age	Position
Roger M. Boissonneault	59	Chief Executive Officer, President and Director
W. Carl Reichel	49	President, Pharmaceuticals
Anthony D. Bruno	51	Executive Vice President, Corporate Development
Paul Herendeen	52	Executive Vice President, Chief Financial Officer
Leland H. Cross	51	Senior Vice President, Technical Operations
Herman Ellman, M.D.	60	Senior Vice President, Clinical Development
Izumi Hara	48	Senior Vice President, General Counsel and Corporate Secretary
Alvin D. Howard	53	Senior Vice President, Regulatory Affairs

Roger M. Boissonneault, Chief Executive Officer, President and Director, was appointed Chief Executive Officer, President and Director of the Company as of the Acquisition Date. Mr. Boissonneault was appointed Chief Executive Officer and Director for the Predecessor in September 2000. He previously served as President and Chief Operating Officer of Warner Chilcott PLC (acquired by the Predecessor in September 2000) from 1996 to 2000, serving as a director from 1998 through 2000. From 1976 to 1996, Mr. Boissonneault served in various capacities with Warner-Lambert (now a part of Pfizer), including Vice President, Female Healthcare, Director of Corporate Strategic Planning and Director of Obstetrics/Gynecology Marketing.

W. Carl Reichel, President, Pharmaceuticals, joined the Predecessor as President in October 2000 after nearly 20 years of experience at Parke-Davis, a division of Warner-Lambert (now a part of Pfizer), where he, together with Mr. Boissonneault, were pioneers in the pharmaceutical marketing methods currently employed by us. Most recently, he held the position of President, U.K./British Isles at Warner-Lambert.

Anthony D. Bruno, Executive Vice President, Corporate Development, joined the Predecessor in March 2001 as Senior Vice President, Corporate Development and General Counsel. Mr. Bruno was promoted to Executive Vice President in April 2003 and continued to serve as General Counsel of the Company until August 1, 2005. Prior to joining the Company, Mr. Bruno spent 17 years with Warner-Lambert (now part of Pfizer) where his most recent position was Vice President and Associate General Counsel, Pharmaceuticals, and he was responsible for all legal matters relating to Warner-Lambert’s pharmaceutical business worldwide.

Paul Herendeen, Executive Vice President and Chief Financial Officer, joined the Company in this position on April 1, 2005 and is responsible for our finance, accounting, treasury and management information system functions. Prior to joining the Company, Mr. Herendeen was Executive Vice President and Chief Financial Officer of MedPointe Inc. From 1998 through March 2001, Mr. Herendeen served as Executive Vice President and Chief Financial Officer of Warner Chilcott PLC (acquired by the Predecessor in September 2000). Mr. Herendeen also served as a director of the Predecessor from October 2000 through March 2001.

Leland H. Cross, Senior Vice President, Technical Operations, joined the Predecessor in this position on September 1, 2001 and is responsible for our technical operations worldwide. From 1994 to 2001, Mr. Cross was part of the Global Manufacturing group at Warner-Lambert (now part of Pfizer), where most recently he was General Manager of Pfizer Ireland Pharmaceuticals, responsible for Pfizer’s dosage manufacturing operations in Ireland. Prior to joining Warner-Lambert, Mr. Cross managed a manufacturing operation for Merck & Co. Inc.

Herman Ellman, M.D., Senior Vice President, Clinical Development, joined the Predecessor in this position in June 2000. Dr. Ellman is responsible for clinical development and medical affairs activities. Prior to joining the Predecessor, Dr. Ellman held the position of Medical Director for Women’s Healthcare of Berlex Laboratories.

Izumi Hara, Senior Vice President, General Counsel and Corporate Secretary, joined the Predecessor as Senior Vice President and Deputy General Counsel in June 2001 and is responsible for the legal matters of the Company. She was promoted to General Counsel as of August 1, 2005. Prior to joining the Predecessor, Ms. Hara held positions of increasing responsibility at Warner-Lambert (now part of Pfizer) where her most recent position was Vice President and Associate General Counsel, Corporate Affairs, where she was responsible for all corporate legal matters, including acquisitions, divestitures, alliances and other transactions in all of Warner-Lambert’s lines of business worldwide.

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

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless specifically noted otherwise, these filings are not deemed to be incorporated by reference in this Annual Report. Statements contained in this Annual Report as to the contents of any contract or other document referred to are not necessarily complete and in each instance, if such contract or document is filed or incorporated by reference as an exhibit, reference is made to the copy of such contract or other document filed or incorporated by reference as an exhibit to this Annual Report, each statement being qualified in all respects by such reference. A copy of this Annual Report, including the exhibits and schedules thereto, may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is http://www.sec.gov. We also maintain an Internet site at www.warnerchilcott.com. We make available on our internet website free of charge our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

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

Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell or because our patent protection expires or is not sufficiently broad. OVCON 50, OVCON 35, ESTRACE Tablets, ESTRACE Cream and DOVONEX Ointment are currently not protected by patents. Generic equivalents are currently available for OVCON 35, ESTROSTEP FE and ESTRACE Tablets.

During the next five years, the patents protecting three of our products will expire. They are ESTROSTEP FE in April 2008, SARAFEM in May 2008 and FEMHRT in May 2010. Although our patents covering ESTROSTEP FE and FEMHRT technically expire in April 2008 and May 2010, respectively, under a 2004 settlement of patent litigation with Barr, we granted Barr a non-exclusive license to launch generic versions of these products six months prior to expiration of our patents. In October 2007, Barr launched a generic version of ESTROSTEP FE.

Although part of our strategy includes the ongoing development of proprietary product improvements to our existing products and new and enhanced dosage forms, other companies may attempt to compete with our original products losing patent protection, we may not be successful in obtaining FDA approval of our new and enhanced dosage products and doctors may not prescribe these products. For example, following our termination of the exclusivity provision of our license agreement with Barr relating to OVCON 35 on September 25, 2006, Barr launched a generic version of OVCON 35 in October 2006. Our sales of OVCON 35 decreased as a result of the launch of the generic product.

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

Potential generic competitors may also challenge our patents. For example, Watson submitted an ANDA in April 2006 seeking approval to market a generic version of LOESTRIN 24 FE prior to the expiration of our patent. In addition, Barr and Watson Laboratories, Inc. submitted ANDAs in August 2007 seeking approval to market a generic version of FEMCON FE prior to the expiration of our patent. We have filed infringement lawsuits against Watson Laboratories, Inc. and Barr in response to each of these submissions. In addition, in 2006, LEO Pharma received notices of Paragraph IV certifications in respect of its patent on DOVONEX Solution and elected not to bring infringement actions with respect to the related ANDAs. Accordingly, a generic equivalent of DOVONEX Solution may enter the market as early as the first quarter of 2008.

On September 21, 2006, LEO Pharma informed us that the USPTO ordered a reexamination of LEO Pharma’s U.S. Patent No. 6,753,013 in response to a request made by Galderma R&D based on alleged prior art. The patent covers TACLONEX and certain of LEO Pharma’s products in development. We market and sell TACLONEX in the United States under a license agreement with LEO Pharma and have license rights to the products in development. LEO Pharma filed a response with the USPTO on November 13, 2006. In September 2007, LEO Pharma received a non-final Action Closing Prosecution from the USPTO, pursuant to which the patent examiner allowed the specific formulation claim for TACLONEX but rejected the remaining pending claims in the reexamination of LEO Pharma’s patent. LEO Pharma intends to vigorously defend the patent and filed a response with the USPTO on December 5, 2007. While we can offer no assurance as to the ultimate outcome of the reexamination proceedings, including any related appeals, we continue to believe that LEO Pharma will succeed in maintaining the important elements of the patent protection for TACLONEX, particularly based on the timing, extent and quality of the development work conducted by LEO Pharma with vitamin D analogues in combination with corticosteroids. If the claims included in the patent are substantially narrowed, TACLONEX could face direct or indirect competition prior to the expiration of the patent in 2020. See “Note 18” to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

Because the active ingredients of DORYX include antibiotics that were approved by the FDA prior to 1997, the U.S. patents covering DORYX are not permitted to be listed in the FDA’s Orange Book and are not eligible to benefit from the automatic stay or market exclusivity provisions of the Hatch-Waxman Act. When a drug is listed in the Orange Book and a potential competitor seeks to develop a generic version of such drug, an ANDA may be filed in lieu of filing a full NDA. The ANDA applicant is required to certify to the FDA as to certain matters concerning each patent for the listed drug. If the applicant certifies that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid or unenforceable, it must also send notice to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. If the holders initiate a patent infringement suit within 45 days of the receipt of such notice, the FDA is automatically prevented from approving the ANDA until the earlier of 30 months from the receipt of such notice, expiration of the patent or a decision or settlement that the patent is invalid, unenforceable or not infringed. Because we do not have Orange Book protection for DORYX, we may face generic competition earlier than would be the case if we did have such protection.

We cannot predict what effect, if any, such matters will have on our financial condition, results of operations and cash flows.

Our trademarks, patents and other intellectual property are valuable assets and if we are unable to protect them from infringement or challenges, our business prospects may be harmed.

Due to our focus on branded products, we consider our trademarks to be valuable assets. Therefore, we actively manage our trademark portfolio, maintain long-standing trademarks and obtain trademark registrations for new brands. We also police our trademark portfolio against infringement. Our efforts to defend our trademarks may be unsuccessful and we may not have adequate remedies in the event of a finding of infringement due, for example, to the fact that a violating company may be insolvent.

We also rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to protect our proprietary rights by filing applications for patents on certain inventions, by entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies and enforcing our legal rights against third parties that we believe may infringe our intellectual property rights. We do not ultimately control whether we will be successful in enforcing our legal rights against third party infringers, whether our patent applications will result in issued patents, whether our patents will be subjected to inter parte reexamination by the USPTO, whether our confidentiality, non-disclosure and assignment of invention agreements will be breached and whether we will have adequate remedies in the event of any such breach, or whether our trade secrets will become known by competitors.

In the past we have been involved in litigation with respect to the validity and infringement of patents, and we may be involved in such litigation in the future. The outcome of this type of litigation is unpredictable, and if unfavorable, may deprive us of market exclusivity or from marketing and selling a product altogether. In addition, bringing and defending these lawsuits is costly, and consequently we may decide to not bring or defend such suits and to abandon the products to which they relate. If we lose market exclusivity for or stop marketing a product, our business, financial condition, results of operations and cash flows could be adversely affected.

Delays in production could have a material adverse impact on our business.

Our principal pharmaceutical manufacturing facility located in Fajardo, Puerto Rico currently manufactures most of our women’s healthcare oral dose products, including LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE and OVCON 50 oral contraceptives, and packages our delayed-release DORYX tablets, FEMHRT, FEMTRACE, OVCON 35 and DOVONEX and TACLONEX samples. Because the manufacture of pharmaceutical products requires precise and reliable controls, and due to significant compliance obligations imposed by laws and regulations, we may face delays in qualifying the Fajardo facility for the manufacture of new products or for our other products that are currently manufactured for us by third parties. In addition, natural disasters such as hurricanes, floods, fires and earthquakes could adversely impact the ability of our manufacturing facilities to supply products to us. Hurricanes are relatively common in Puerto Rico and the severity of such natural disasters is unpredictable.

In addition, certain of our pharmaceutical products are currently manufactured for us under contracts with third parties. Our contract manufacturers may not be able to manufacture our products without interruption and may not comply with their obligations under our various supply arrangements, and we may not have adequate remedies for any breach. Our contract manufacturers have occasionally been unable to meet all of our orders, which has led to the depletion of our safety stock and temporary shortages of trade supply and promotional samples.

Failure by our own manufacturing facility or any third party manufacturer (each a “Product Supplier”) to comply with regulatory requirements could adversely affect their ability to supply products to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with cGMPs. In complying with cGMP requirements, Product Suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that the products meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspections by the FDA and other regulatory authorities. Failure to comply with applicable legal requirements (including, in the case of our manufacturing facility located in Fajardo, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner) subjects the Product Suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product. In addition, adverse experiences with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or product removal.

The FDA must approve suppliers of certain active and inactive pharmaceutical ingredients and certain packaging materials used in our products as well as suppliers of finished products. The development and regulatory approval of our products are dependent upon our ability to procure these ingredients, packaging materials and finished products from FDA-approved sources. FDA approval of a new supplier would be required if, for example, active ingredients, packaging materials or finished products were no longer available from the initially approved supplier or if that supplier had its approval from the FDA withdrawn. The qualification of a new Product Supplier or a new supplier of product components could potentially delay the manufacture of the drug involved. Furthermore, we may not be able to obtain active ingredients, packaging materials or finished products from a new supplier on terms that are as favorable to us as those agreed with the initially approved supplier or at reasonable prices.

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

Changes in laws and regulations could adversely affect our results of operations, financial position or cash flows.

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

We conduct operations world-wide through subsidiaries in various tax jurisdictions. Certain aspects of the transactions between our subsidiaries, including our transfer pricing (which is the pricing we use in the transfer of products and services among our subsidiaries) and our intercompany financing arrangements, could be challenged by applicable taxing authorities. While we believe both our transfer pricing and our intercompany financing arrangements are reasonable, either or both could be challenged by the applicable taxing authorities and, following such challenge, our taxable income could be reallocated among our subsidiaries. Such reallocation could both increase our consolidated tax liability and adversely affect our financial condition, results of operations and cash flows.

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

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Our products are, in the substantial majority of cases, designed to affect important bodily functions and processes. Unforeseen side-effects caused by, or manufacturing defects inherent in, the products sold by us could result in exacerbation of a patient’s condition, further deterioration of the patient’s condition or even death. The occurrence of such an event could result in product liability claims and/or the recall of one or more of our products. Claims may be brought by individuals seeking relief for themselves or, in certain jurisdictions, by groups seeking to represent a class. For example, approximately 564 product liability suits have been filed against us in connection with the HT products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institutes of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified by the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro™, products marketed by Wyeth. See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

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

The network through which we sell our products has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. For example, during the year ended December 31, 2007, CVS, a national retail drug store chain that previously accounted for over 10% of our net sales and accounts receivable, began purchasing through one of our existing wholesale customers. As a result of this change, our customer concentration was increased. Three large wholesale distributors accounted for an aggregate of 81% of our net revenues during the year ended December 31, 2007. In addition, excess inventory levels held by large distributors may lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

If we fail to comply with government regulations we could be subject to fines, sanctions and penalties that could adversely affect our ability to operate our business.

We are subject to regulation by national, regional, state and local agencies, including the FDA, the Drug Enforcement Administration, the Department of Justice, the FTC, the Office of the Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we manufacture or distribute some of our products. The FDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

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

Non-compliance with these and other government regulations and other legal requirements can result in civil fines, criminal fines and prosecution, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business. Any of these enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

New legal and regulatory requirements could make it more difficult for us to obtain new or expanded approvals for our products, and could limit or make more burdensome our ability to commercialize our approved products.

The Food and Drug Administration Amendments Act of 2007 contains significant new regulatory requirements affecting pharmaceutical manufacturers. With respect to the manufacturing of drugs, the legislation grants the FDA extensive new authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies (“REMS”). The REMS may include requirements for special labeling or medication guides for patients, special communication plans for healthcare professionals, and restrictions on distribution and use. For example, if the FDA were to make the requisite findings, it might require that a new product be prescribed only by physicians with certain specialized training, only in certain designated healthcare settings, or only in conjunction with special patient testing and monitoring.

The legislation also includes, among other new requirements, provisions requiring the disclosure to the public of certain information regarding ongoing clinical trials for drugs through a clinical trial registry and for disclosing clinical trial results to the public through a clinical trial database; renewed requirements for conducting trials to generate information on the use of products in pediatric patients; and new penalties, for such acts as false or misleading consumer drug advertising. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities.

New requirements have also been imposed in some states, and proposed in other states, requiring us to provide paper or electronic pedigree information for the drugs that we distribute to help establish their authenticity and to track their movement from the manufacturer through the chain of distribution. These new federal and state requirements, and additional requirements that have been proposed and might be adopted, may make it more difficult or burdensome for us to obtain new or expanded approvals for our products, may be more restrictive or come with onerous post-approval requirements, may hinder our ability to commercialize approved products successfully, and may harm our business.

Delays and uncertainties in clinical trials or the government approval process for new products could result in lost market opportunities and hamper our ability to recoup costs associated with product development.

FDA approval is generally required before a prescription drug can be marketed. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses, and that it will be manufactured to appropriate quality standards. The clinical trials required to obtain regulatory approvals can be complex and expensive, and their outcomes are uncertain. Positive results from pre-clinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval. Even where clinical trials are completed successfully, the FDA may determine that a product does not present an acceptable risk benefit profile, and may not approve an NDA or may only approve an NDA with significant restrictions or conditions. The drug development and approval process can be time-consuming and expensive without assurance that the data will be adequate to justify approval of proposed new products. If we are unable to obtain governmental approval for our NDAs, we will not be able to commercialize our products and recoup our R&D costs. Furthermore, even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments. If we are unable to obtain timely product approvals on commercially viable terms, our profitability and business could suffer.

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

If an acquisition candidate is identified, the third parties with which we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. Furthermore, we do not know if we will be able to finance the acquisition or integrate an acquired product into our existing operations. The negotiation and completion of potential acquisitions could result in a significant diversion of management’s time and resources and potentially disrupt our ongoing business. Future product acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses, as well as significant charges relating to integration costs.

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

Under current U.S. law, U.S. individuals may import prescription drugs that are unavailable in the United States from Canada and other countries for their personal use under specified circumstances. Other imports, although illegal under U.S. law, also enter the country as a result of the resource constraints and enforcement priorities of the FDA and the U.S. Customs Service. In addition, in December 2003, the United States enacted the import provisions of the Medicare Prescription Drug, Improvement, and Modernization Act, which may in the future permit pharmacists and wholesalers to import prescription drugs into the United States from Canada under specified circumstances. These additional import provisions will not take effect until the Secretary of Health and Human Services makes a required certification regarding the safety and cost savings of imported drugs and the FDA has promulgated regulations setting forth parameters for importation. These conditions have not been met to date, and the law has thus not taken effect. However, legislative proposals have been introduced to remove these conditions and implement the changes to the current import laws, or to create other changes that would allow foreign versions of our products priced at lower levels than in the United States to be imported or reimported to the United States from Canada, Europe and other countries. If these provisions take effect, the volume of prescription drug imports from Canada and elsewhere could increase significantly, and our products would face competition from lower priced imports.

Even if these provisions do not take effect and alter current law, the volume of prescription drug imports from Canada and elsewhere could increase due to a variety of factors, including the further spread of Internet pharmacies and actions by certain state and local governments to facilitate Canadian and other imports. These imports may harm our business.

We currently sell FEMHRT in Canada. In addition, ESTRACE Tablets, DOVONEX and TACLONEX (sold as “DOVOBET” in Canada) are sold in Canada by third parties. For the year ended December 31, 2007, DOVONEX, TACLONEX, FEMHRT and ESTRACE Tablets accounted for approximately 38% of our total revenues. Due to government price regulation in Canada, these products are generally sold in Canada for lower prices than in the United States. As a result, if these drugs are imported into the United States from Canada, we may experience reduced revenue or profit margins.

The perceived health effects of estrogen and combined estrogen-progestogen hormone therapy products may affect the acceptability and commercial success of our HT products.

ESTRACE Tablets, ESTRACE Cream, FEMRING and FEMTRACE are estrogen therapy products, and FEMHRT is a combined estrogen-progestogen therapy product. These HT products are used by women to alleviate symptoms associated with menopause. Recent studies have analyzed the health effects of estrogen therapy and estrogen-progestogen therapy products and the American College of Obstetricians and Gynecologists has recommended that consumers use these products in the lowest possible dose for the shortest possible duration. We believe the publicity surrounding some of these studies resulted in a significant industry-wide decrease in the number of prescriptions being written for estrogen therapy and estrogen-progestogen therapy products, including FEMHRT. The ultimate outcome of these studies, and any further changes in labeling for our products, may further affect the acceptability of our products by patients, the willingness of physicians to prescribe our products for their patients or the duration of their therapy. In any such event, our overall rate of growth may be lower.

We have a significant amount of intangible assets, which may never generate the returns we expect.

The Acquisition resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions, were $1,329.4 million at December 31, 2007, representing approximately 46% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $1,250.3 million at December 31, 2007, representing approximately 43% of our total assets. The majority of our intangible assets are owned by our Puerto Rican subsidiary.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details.

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

As a manufacturer currently of single source, innovator multiple source and non-innovator multiple source products, rebate calculations vary among products and programs. The calculations are complex and, in certain respects, subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current AMP and best price for each of our products. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount of $0.1 million per item of false information. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

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

Adverse outcomes in our outstanding litigation matters could negatively impact our business, results of operations, financial condition and cash flows.

Our financial condition could be negatively impacted by unfavorable results in our outstanding litigation matters, including those described in “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report, or in lawsuits that may be initiated in the future. These matters include intellectual property litigation, product liability litigation and securities litigation, any of which, if adversely decided, could negatively impact our business, results of operations, financial condition and cash flows.

Risks Related to our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2007, we had total indebtedness of $1,200.2 million.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our leases and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•

make it more difficult for us and certain of our direct and indirect subsidiaries to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the agreements governing our indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•

require us or our subsidiaries to dedicate a substantial portion of our or their cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

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

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase because debt under our senior secured credit facility bears interest at our option at adjusted LIBOR plus an applicable margin or ABR plus an applicable margin. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, the agreements governing our indebtedness contain financial and other restrictive covenants that limit our subsidiaries’ ability to engage in activities that may be in our long-term best interests. A failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to pay interest and principal in respect of our indebtedness principally will depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including the senior secured credit facility, and the indenture governing our outstanding Notes, may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

The terms of our senior secured credit facility and the indenture governing our outstanding Notes restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The senior secured credit facility and the indenture governing our outstanding Notes contain, and any future indebtedness of ours or our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on certain of our direct and indirect subsidiaries, which may result in restrictions on their ability to engage in acts that may be in our best long-term interests. The senior secured credit facility includes financial covenants, including requirements that certain of our subsidiaries:

•	maintain minimum interest coverage ratios; and

•	not exceed maximum total leverage ratios.

The senior secured credit facility limits the ability of certain of our direct and indirect subsidiaries to make capital expenditures and requires that they use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in their business and other dispositions to repay indebtedness under the senior secured credit facility.

The senior secured credit facility also includes covenants restricting, among other things, the ability of certain of our direct and indirect subsidiaries to:

•	incur liens;

•	incur or assume additional debt or guarantees or issue preferred stock;

•	pay dividends, or make redemptions and repurchases, with respect to capital stock;

•	prepay, or make redemptions and repurchases of, subordinated debt;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;

•	change business; and

•	amend the terms of subordinated debt.

The indenture relating to our Notes also contains numerous covenants including, among other things, restrictions on certain of our direct and indirect subsidiaries’ ability to:

•	incur or guarantee additional indebtedness or issue disqualified or preferred stock;

•	create liens;

•	pay dividends or make other equity distributions;

•	repurchase or redeem capital stock;

•	make investments or other restricted payments;

•	sell assets or consolidate or merge with or into other companies;

•	create limitations on the ability of our restricted subsidiaries to make dividends or distributions; and

•	engage in transactions with affiliates.

The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in the senior secured credit facility would result in a default under the senior secured credit facility. If any such default occurs, the lenders under the senior secured credit facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under the indenture relating to our Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

Risks Relating to Our Common Stock

Future sales of our shares could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock, in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2007, we had approximately 250.6 million shares of our common stock outstanding. In September of 2006, we completed our IPO selling 70.6 million shares of common stock that are freely tradable without restriction or further registration under the Securities Act. Approximately 179.2 million of the remaining shares were granted to members of management or sold by us in private transactions to members of management, the Sponsors and certain institutional investors, and are eligible for public sale if registered under the Securities Act or sold in accordance with Rule 144 thereunder. The Sponsors have the right, subject to certain conditions, to cause us to register approximately 152.2 million of these shares.

We filed a registration statement on Form S-8 under the Securities Act to register up to approximately 9.3 million shares of our common stock for issuance under our 2005 Equity Incentive Plan (the “Equity Incentive Plan”). As awards under this plan are granted, vest and are exercised, subject to certain limitations under the management shareholders agreement, the shares issued on exercise generally will be available for sale in the open market by holders who are not our affiliates and, subject to the volume and other applicable limitations of Rule 144, by holders who are our affiliates. As of December 31, 2007, options to purchase approximately 3.1 million shares of our common stock were outstanding (of which options to acquire approximately 1.2 million shares of common stock were vested). In addition, as of December 31, 2007, approximately 3.5 million restricted shares were granted under the Equity Incentive Plan (of which approximately 2.3 million restricted shares were vested).

The market price of our common stock may be volatile, which could cause the value of your investment to decline significantly.

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

Our Sponsors collectively beneficially own approximately 61% of our outstanding common stock. As a result, if our Sponsors act collectively, they could exercise control over the composition of our board of directors and could control the vote of our common stock. If this were to occur, our Sponsors could have effective control over our decisions to enter into any corporate transaction and could have the ability to prevent any transaction that requires the approval of our stockholders regardless of whether or not other equityholders believe that any such transactions are in their own best interests. For example, if our Sponsors act collectively, they effectively could cause us to make acquisitions that increase our indebtedness or sell revenue-generating assets. Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of our equity, even if such amount is less than 50%, and they exercise their shareholder rights collectively, they would continue to be able to significantly influence or effectively control our decisions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

In May 2004, we purchased an approximately 194,000 sq. ft. pharmaceutical manufacturing facility located in Fajardo, Puerto Rico from Pfizer. The Fajardo facility has become our primary site for the manufacture of our women’s healthcare oral dose products. The Fajardo facility currently manufactures most of our women’s healthcare oral dose products, including our LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE and OVCON 50 oral contraceptives, and packages delayed-release DORYX tablets, FEMHRT, FEMTRACE, OVCON 35 and DOVONEX and TACLONEX samples. For a discussion of our Fajardo facility, see Item 1. “Business—Manufacturing, Supply and Raw Materials.”

We also own a 118,000 sq. ft. facility in Larne, Northern Ireland, 48,000 sq. ft. of which is leased to a third party. The remainder is dedicated to the manufacture of our vaginal rings, research and product development as well as development of analytical methods.

We lease approximately 58,000 sq. ft. of office space in Rockaway, New Jersey, where our U.S. operations are headquartered.

Item 3. Legal Proceedings

See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on The NASDAQ Global Market under the symbol “WCRX” on September 21, 2006. Prior to that date, there was no public market for our common stock. The following table presents the high and low prices for our common stock on The NASDAQ Global Market during the periods indicated:

	High	Low
2007:
First Quarter (ending March 31, 2007)	$15.38	$13.32
Second Quarter (ending June 30, 2007)	$18.95	$14.73
Third Quarter (ending September 30, 2007)	$20.02	$16.50
Fourth Quarter (ending December 31, 2007)	$19.55	$16.50
2006:
Third Quarter (commencing September 21, 2006 and ending September 30, 2006)	$15.32	$12.10
Fourth Quarter (ending December 31, 2006)	$14.03	$11.77

As of February 15, 2008, there were approximately 292 registered holders of record for our common stock and 250,587,497 shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our common stock on The NASDAQ Global Market on February 15, 2008, was $16.92.

During the years ended December 31, 2007 and 2006, respectively, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board.

Performance Graph

The following graph shows the value as of December 31, 2007 of a $100 investment in our common stock as if made on September 21, 2006, as compared with similar investments based on the value of (i) the NASDAQ Composite Index and (ii) the NASDAQ Pharmaceuticals Index in each case on a “total return” basis assuming reinvestment of dividends. The index values were calculated assuming an initial investment of $100 in such indexes on September 21, 2006. The stock performance shown below is not necessarily indicative of future performance.

Comparative values:

	Warner Chilcott Stock	NASDAQ Composite Index	NASDAQ Pharmaceuticals Index
On September 21, 2006	$100.00	$100.00	$100.00
On December 31, 2006	$92.44	$107.19	$102.91
On March 31, 2007	$99.06	$107.55	$99.27
On June 30, 2007	$121.00	$115.65	$101.62
On September 30, 2007	$118.86	$119.94	$108.31
On December 31, 2007	$118.60	$117.85	$102.89

Unregistered Sales of Securities

None.

Repurchases of Equity Securities During the Quarter Ended December 31, 2007

None.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data. Except for the data relating to the years ended December 31, 2007, 2006 and 2005, all data below reflects the consolidated financial data of the Predecessor. The years ended December 31, 2007, 2006 and 2005 are our first three years following the Acquisition. The financial statements relating to the year ended December 31, 2005 reflect the Acquisition as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were ours. The four day period included only two business days and the impact on the results of operations for the year ended December 31, 2005 was not material. Our year ends on December 31 versus the Predecessor’s fiscal year-end of September 30.

The selected consolidated financial data as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 presented in this table have been derived from our audited consolidated financial statements and related Notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2005 and 2004, as of September 30, 2004 and 2003, for the quarter ended December 31, 2004 and for the fiscal years ended September 30, 2004, and 2003 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report. The selected consolidated financial data as of and for the quarter ended December 31, 2003 is unaudited.

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related Notes thereto included elsewhere in this Annual Report.

	Fiscal Year Ended September 30,		Transition Period Quarter Ended December 31,		Year Ended December 31,
	Predecessor				Successor
(dollars and share amounts in thousands, except per share amounts)	2003	2004	2003	2004	2005	2006	2007
	(Unaudited)
Statement of Operations Data:
Total revenue(1)(2)	$365,164	$490,248	$124,789	$136,893	$515,253	$754,457	$899,561
Costs and expenses:
Cost of sales (excluding amortization and impairments)(3)	42,042	53,488	11,408	34,529	95,224	151,750	185,990
Selling, general and administrative(3)(4)	124,786	146,205	37,745	41,463	162,670	253,937	265,822
Impairment of intangible assets	—	—	—	—	38,876	—	—
Research and development	24,874	26,558	6,692	4,608	58,636	26,818	54,510
Amortization of intangible assets(3)	38,106	52,374	13,185	21,636	233,473	253,425	228,330
Acquired in-process research and development(3)	—	—	—	—	280,700	—	—
Transaction costs(3)	—	—	—	50,973	35,975	—	—
Net interest expense(3)(4)	7,686	9,256	3,152	1,214	147,934	206,994	117,618
Accretion on preferred stock of subsidiary(4)(5)	—	—	—	—	31,533	26,190	—

Income / (loss) before taxes	127,670	202,367	52,607	(17,530)	(569,768)	(164,657)	47,291
Provision / (benefit) for income taxes	41,380	59,390	12,312	11,558	(13,122)	(11,147)	18,416

Income / (loss) from continuing operations	86,290	142,977	40,295	(29,088)	(556,646)	(153,510)	28,875

Discontinued operations, net of tax(6)	9,865	8,711	2,405	—	—	—	—

Net income / (loss)	$96,155	$151,688	$42,700	$(29,088)	$(556,646)	$(153,510)	$28,875

Per Share Data(7):
Earnings (loss) per share—basic
Class A	N/A	N/A	N/A	N/A	$(7.19)	$(1.63)	$0.12
Class L	N/A	N/A	N/A	N/A	$7.35	$6.33	(7)
Earnings (loss) per share—diluted
Class A	N/A	N/A	N/A	N/A	$(7.19)	$(1.63)	$0.12
Class L	N/A	N/A	N/A	N/A	$7.34	$6.33	(7)
Weighted average shares outstanding—basic
Class A	N/A	N/A	N/A	N/A	88,311	133,897	248,916
Class L	N/A	N/A	N/A	N/A	10,642	10,280	(7)
Weighted average shares outstanding—diluted
Class A	N/A	N/A	N/A	N/A	88,311	133,897	250,454
Class L	N/A	N/A	N/A	N/A	10,668	10,282	(7)
Balance Sheet Data (at period end):
Cash and cash equivalents	$88,571	$186,251	$167,500	$229,565	$11,502	$84,464	$30,776
Total assets(3)(8)	1,456,419	1,419,295	1,614,403	1,454,243	3,041,877	3,162,545	2,884,974
Total long-term debt(3)(4)(8)	341,078	191,701	341,582	192,199	1,989,500	1,550,750	1,200,239
Preferred stock in subsidiary(4)(5)	—	—	—	—	435,925	—	—
Shareholders’ equity(4)(5)	997,125	1,126,640	1,051,701	1,104,087	332,510	1,328,232	1,354,420

(1)	The increase in product revenues is, in part, attributable to product acquisitions.
(2)	In March 2004, we sold the U.S. and Canadian rights to our then-marketed LOESTRIN products to a unit of Barr. Following this sale, we continued to earn revenue from supplying LOESTRIN under a supply agreement. Our total revenue for fiscal years 2004 and 2003, excluding revenue attributable to LOESTRIN product sales, was $464.0 million and $326.6 million, respectively.
(3)	Completing the Acquisition affected our financial condition, results of operations and cash flows in the following ways:
a.	In the quarter ended December 31, 2004, we incurred $51.0 million of transaction costs and $3.7 million of incremental selling, general and administrative (“SG&A”) expenses directly related to the closing of the Acquisition; and
b.

During the year ended December 31, 2005 we completed the Acquisition for total consideration of $3,152.1 million, which was funded by approximately $1,282.8 million of equity contributions, $1,420.0 million of senior secured debt (including $20.0 million borrowed under the revolving credit facility at the time of acquisition), $600.0 million of 8.75 % Notes due 2015 and cash on hand. We recorded adjustments to the fair value of our assets and liabilities as of the date of the Acquisition including a significant increase to intangible assets and goodwill. During 2005, the following items were included in our operating results:

•	a charge of $22.4 million in cost of sales representing the write-off of the purchase price allocated to the fair value of our opening inventory,

•	$7.8 million of incremental SG&A expenses directly related to the closing of the Acquisition,

•	$4.9 million in SG&A expenses for the management fee to our Sponsors,

•	increased amortization expense resulting from the write-up of our identified intangible assets,

•	a $280.7 million write-off of acquired in-process research and development,

•	$36.0 million of transaction costs, and

•	increased interest expense from the indebtedness we incurred to complete the Acquisition
(4)	Our IPO affected our results of operations, financial condition and cash flows as follows:

•	for the year ended December 31, 2006, SG&A expenses included $42.1 million of costs directly related to the IPO,

•	interest expense decreased due to the reduction of our outstanding debt using a portion of the proceeds from the IPO,

•	all of the Preferred Shares were either converted to Class A common shares or redeemed for cash at the time of the IPO,

•	all Class L common shares were converted into Class A common shares at the time of the IPO, and

•	shareholders’ equity increased $1,070.0 million.
(5)	Our wholly-owned subsidiary, Warner Chilcott Holdings Company II, Limited, issued 404,439 Preferred Shares in connection with the Transactions. The Preferred Shares were entitled to cumulative preferential dividends at an accretion rate of 8% per annum, compounded quarterly.
(6)	In December 2003, we sold our Pharmaceutical Development and Manufacturing Services business. In April 2004, we sold our U.K. Pharmaceutical Sales and Marketing business. In May 2004, we sold our U.K.-based sterile solutions business. No business was divested in fiscal year 2003. The discontinued operations for fiscal year 2004 included a gain on disposal of $5.4 million, net of a tax charge of $11.8 million on the sale of our Pharmaceutical Development and Manufacturing Services business, our U.K. Pharmaceutical Sales and Marketing business and our U.K.-based sterile solutions business.
(7)	The Company purchased all outstanding shares of the Predecessor as part of the Acquisition, making the Predecessor’s earnings per share not comparable to the Company’s earnings per share. The Company was in a net loss position in both 2005 and 2006. The effect from the exercise of outstanding stock options and the vesting of restricted shares during the periods would have been anti-dilutive. Accordingly, the effect of the shares issuable upon exercise of such stock options and the restricted shares have not been included in the calculation of diluted earnings per share for the years ended December 31, 2006 and 2005. The December 31, 2006 earnings per share of the Class L common shares is calculated through September 30, 2006, as there were no Class L common shares outstanding during the fourth quarter of 2006. There were no outstanding Class L common shares outstanding during the year ended December 31, 2007.
(8)	During the year ended December 31, 2006 we completed the acquisition of the U.S. sales and marketing rights to DOVONEX for $205.2 million and paid the final milestone payment for TACLONEX ointment of $40.0 million. We borrowed $240.0 million in connection with these transactions and recorded $238.5 million in intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with Part II, Item 6. “Selected Financial Data” and our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Unless otherwise noted or the context otherwise requires, references in this prospectus to “Warner Chilcott,” “the Company,” “our company,” “we,” “us” or “our” for periods after the Acquisition Date refer to the operations of Warner Chilcott Limited and for periods prior to the Acquisition Date refer to the historical operations of the Predecessor.

Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare and dermatology segments of the U.S. pharmaceutical market. We are a fully integrated company with internal resources dedicated to the development, manufacturing and promotion of our products. We have established strong franchises in women’s healthcare and dermatology through our marketing techniques and specialty sales forces, which now comprise approximately 500 representatives. We believe that our proven product development capabilities, coupled with our ability to execute acquisitions and in-licensing transactions and develop partnerships, such as our relationship with LEO Pharma, will enable us to sustain and grow these franchises. Our primary manufacturing facility is located in Fajardo, Puerto Rico.

We began commercial operations on January 5, 2005 when we acquired the Predecessor. The financial statements included in this Annual Report and this discussion and analysis reflect the Acquisition as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were ours. The four day period included only two business days and the impact on the results of operations during the year ended December 31, 2005 was not material.

To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of our management, funded equity contributions of approximately $1,282.8 million. The contributions were made in respect of approximately $880.0 million of Class A and Class L common shares issued by us and $402.8 million of Preferred Shares issued by the Company’s wholly-owned subsidiary Holdings II. On January 18, 2005, certain of the Company’s subsidiaries borrowed an aggregate $2,020.0 million consisting of an initial drawdown of $1,420.0 million under a $1,790.0 million senior secured credit facility and $600.0 million of 8.75 % Notes due 2015.

In September 2006, we completed our IPO and sold 70,600,000 of our Class A common shares. Also see discussion in “Operating results for the years ended December 31, 2006 and 2005”.

Factors Affecting Our Results of Operations

Revenue

We generate two types of revenue: revenue from product sales (including contract manufacturing) and other revenue which currently includes royalty revenue.

Net Sales

We promote a portfolio of branded prescription pharmaceutical products primarily in the women’s healthcare and dermatology segments of the U.S. pharmaceutical market. To generate demand for our products, our sales representatives make face-to-face promotional and educational presentations to physicians who are potential prescribers of our products to their patients. By informing these physicians of the attributes of our products, we generate demand for our products with physicians, who then write prescriptions for their patients, who in turn go to the pharmacy where the prescription is filled. Pharmacies buy our products either directly from us (for example, major retail drug store chains) or through wholesale pharmaceutical distributors. We recognize revenue when title passes to our customers, generally free on board (“FOB”), destination, net of related revenue deductions.

When our unit sales to customers in any period exceeds consumer demand (as measured by filled prescriptions in units), our sales in excess of demand must be absorbed before our customers begin to order again. We refer to the amount of inventory held by our customers, generally measured in the number of days of demand on hand, as “pipeline inventory”. Pipeline inventories expand and contract in the normal course of business. When comparing reported product sales between periods, it is important to consider whether estimated pipeline inventories increased or decreased during each period.

We generate our revenue primarily from the sale of branded pharmaceutical products in the United States (“U.S.”), including our oral contraceptives (LOESTRIN 24 FE, FEMCON FE, OVCON, and ESTROSTEP FE), our HT products (FEMHRT, ESTRACE Cream, FEMTRACE, ESTRACE Tablets and FEMRING), our oral antibiotic for the adjunctive treatment of severe acne (DORYX), our psoriasis products (DOVONEX and TACLONEX) and our treatment for premenstrual dysphoric disorder (SARAFEM). Our revenue from sales of these products consists primarily of sales invoiced less returns and other sales-related deductions. In addition to the products listed above, the Company earns revenues from the sale of generic products, including TILIA™ FE (a generic version of ESTROSTEP FE) and ZENCHENT (a generic version of OVCON 35) under profit-sharing supply and distribution agreements with Watson Pharma, Inc. The revenue we earn under these agreements is included with the revenue from our related branded product revenue for financial reporting purposes.

Included in net sales are amounts earned under contract manufacturing agreements. These activities are by-products of our May 2004 acquisition of the Fajardo, Puerto Rico manufacturing facility from a subsidiary of Pfizer and the March 2004 sale of rights to two LOESTRIN products to a unit of Barr. In connection with these transactions, we agreed to manufacture certain products for Pfizer and Barr for specified periods. Contract manufacturing is not an area of strategic focus for us as these contracts produce profit margins significantly below the margins realized on sales of our branded products. We have phased out the manufacturing of all but one of the Pfizer products (the supply agreement for the production of Dilantin® was extended for three years effective July 31, 2006, subject to two one-year renewals at Pfizer’s option). We continue to manufacture the old LOESTRIN products for Barr.

Changes in revenue from sales of our products from period to period are affected by factors that include the following:

•	changes in the level of competition faced by our products, including the launch of new products by competitors and the introduction of generic equivalent products;

•	changes in the level of promotional or marketing support for our products and the size of our sales forces;

•	expansion or contraction of the levels of pipeline inventories of our products held by our customers;

•	changes in the regulatory environment;

•	our ability to successfully develop or acquire and launch new proprietary products;

•	changes in the level of demand for our products;

•	long-term growth of our core therapeutic markets, currently women’s healthcare and dermatology; and

•

price increases, which are common in the branded pharmaceutical industry and for the purposes of our period-over-period comparisons, reflect the average gross selling price billed to our customers before any sales-related deductions.

Other Revenue

Beginning in the fourth quarter of 2006, the Company began to generate revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of other revenue.

During the year ended December 31, 2005, we generated revenue from a co-promotion agreement with Bristol-Myers for DOVONEX. Under this agreement, we earned revenue based on Bristol-Myers’ net sales of the product. Under the co-promotion agreement, we did not recognize cost of goods sold and the selling and marketing expenses related to co-promotion revenue are included in our SG&A expenses for the year ended December 31, 2005. Our co-promotion revenue under this contract was replaced by DOVONEX sales beginning on January 1, 2006 when we acquired the exclusive U.S. sales and marketing rights to DOVONEX.

Cost of Sales (excluding amortization and impairment of intangible assets)

We currently contract with third parties to manufacture certain of our products, although we now manufacture most of our woman’s healthcare oral dose products in our facility in Fajardo, Puerto Rico. We also have supply contracts with our third-party development partners, such as LEO Pharma (DOVONEX and TACLONEX) and Hospira (DORYX). Our supply agreements with these third-party manufacturers and development partners may include minimum purchase requirements and may provide that the price we pay for the products we sell can be increased based on inflation, increased fixed costs or other factors.

For products that we manufacture (as of December 31, 2007, LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE, OVCON 50 and FEMRING) and package (as of December 31, 2007, DORYX, FEMHRT, FEMTRACE, OVCON 35 and DOVONEX and TACLONEX samples), our direct material costs include the costs of purchasing raw materials and packaging materials. Direct labor costs for these products consist of payroll costs (including benefits) of employees engaged in production, packaging and quality control in our manufacturing plants in Fajardo, Puerto Rico and Larne, Northern Ireland. The largely fixed indirect costs of our manufacturing plants consist of production, overhead and laboratory costs. We do not include amortization of intangible assets or impairments of intangible assets as components of cost of sales.

A significant factor that influences the cost of sales, as a percentage of product net sales, is the terms of our supply agreements with our third party manufacturers. As of September 14, 2005 and January 1, 2006, we became the exclusive licensee of the U.S. sales and marketing rights to TACLONEX and DOVONEX, respectively, under agreements with LEO Pharma. We are obligated to pay LEO Pharma specified supply fees and royalties as a percentage of net sales (as calculated under the terms of the agreements). In addition, with respect to DOVONEX, we were obligated to pay Bristol-Myers a royalty of 5% of net sales through December 31, 2007. Our cost of sales, as a percentage of total revenue, increased beginning in 2006 as compared with prior periods as a result of the supply fees and royalties that we paid to LEO Pharma and Bristol-Myers for DOVONEX and to LEO Pharma for TACLONEX.

SG&A Expenses

SG&A expenses are comprised of selling expenses, advertising and promotion expenses and general and administrative expenses. Selling and advertising and promotion expenses consist of all expenditures incurred in connection with the sales and marketing of our products, including our distribution and warehousing costs. The major items included in selling and marketing expenses are:

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

General and administrative (“G&A”) expenses consist of management salaries, benefits, incentive compensation, rent, legal and professional fees and miscellaneous administration and overhead costs.

Research and Development

Since we conduct very little early stage exploratory research, our research and development expenses are comprised mainly of development costs. These development costs are typically associated with:

•	developing improvements to our existing products, including new dosage forms;

•	developing new products based on compounds which have been previously shown to be safe and effective; and

•	supporting and conducting clinical trials and subsequent registration of products we develop internally or license from third parties.

Research and development costs also include payments to third-party licensors when products that we have licensed reach contractually-defined milestones. Milestone payments are recognized as expenses, unless they meet the criteria of an intangible asset, in which case they are capitalized and amortized over their useful lives.

The aggregate level of our research and development expense in any period is related to the number of products in development and the stage of their development process. Development costs for any particular product may increase progressively during the development process, with Phase III clinical trials generally accounting for a significant part of the total development costs of a product.

Depreciation and Amortization

Depreciation costs relate to the depreciation of property, plant and equipment and are included in our statement of operations, primarily in cost of sales and general and administrative expenses. Depreciation is calculated on a straight-line basis over the expected useful life of each class of asset. No depreciation is charged on land.

Amortization costs relate to the amortization of identified definite-lived intangible assets, which consists primarily of intellectual property rights. Amortization is calculated on either an accelerated or a straight-line basis over the expected useful life of the asset, with identifiable assets assessed individually or by product family. Patents and other intellectual property rights are amortized over periods not exceeding 15 years. We periodically review the amortization schedules for intangible assets to ensure that the methods employed and the amortization rates being used are consistent with our then current forecasts of future product cash flows. Where appropriate, we make adjustments to the remaining amortization to better match the expected benefit of the asset.

Interest Income and Interest (Expense)

Interest income consists primarily of interest income earned on our cash balances. Interest (expense) consists of interest on outstanding indebtedness, amortization of deferred financing costs and the write-off of deferred financing costs related to the early prepayment of debt.

Provision / (Benefit) For Income Taxes

Provision / (benefit) for income taxes consists of current corporate tax expense, deferred tax expense and any other accrued tax expense. In addition, interest and penalties accrued on our FIN48 reserves are included as a component of our provision / (benefit) for income taxes. We are a Bermudian holding company with operating subsidiaries in the U.S., Puerto Rico, the UK and the Republic of Ireland. We have a tax agreement with the Puerto Rican tax authorities whereby our earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2% income tax for a period of 15 years beginning in 2004.

Currently, the Internal Revenue Service (“IRS”) is auditing the Company’s U.S. tax returns for the fiscal years ended September 30, 2003 and 2004 and the partial period of October 1, 2004 through January 17, 2005. The IRS has finished its field work related to these periods and we expect the IRS to issue a Final Revenue Agents Report in the second quarter of 2008, which would formally close the audit for these periods. We believe that we have reached a tentative agreement with the IRS on all tax matters under audit. We have recorded the related liabilities as part of our accounting under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). See “Note 10” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the current portion of our FIN48 liabilities. We do not expect the impact of the final settlement to be material to our consolidated financial position or results of operations, but it will adversely affect our cash flows in the quarter in which the final settlement is paid. The partial year ended December 31, 2005 remains under audit. The year ended December 31, 2006 is open for U.S. audit, but is not currently under audit. While all periods beginning with the partial year ended December 31, 2004 remains open for Puerto Rico, no tax periods are currently under audit in such jurisdiction. In addition, certain state and other foreign jurisdictions for various periods are under audit.

Operating Results for the years ended December 31, 2007 and 2006

2007 Operating Summary

The following are certain significant events that occurred during the year ended December 31, 2007:

•

On January 29, 2007, we entered into an amendment to our senior secured credit facility whereby the interest rates on all term borrowings under our senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%;

•

In January 2007, we entered into a profit-sharing supply and distribution agreement with Watson Pharma, Inc. pursuant to which we agreed to supply, and they agreed to market, sell and distribute in the U.S., ZENCHENT, an authorized generic version of OVCON 35;

•

In July 2007, we paid an upfront fee of $4.0 million pursuant to an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea, which is included in R&D expense for the year ended December 31, 2007;

•

In September 2007, we made a milestone payment of $10.0 million to LEO Pharma upon FDA acceptance of LEO Pharma’s NDA submission for a TACLONEX scalp product, which is included in R&D expense for the year ended December 31, 2007;

•

In October 2007, we announced a profit-sharing supply and distribution agreement with Watson Pharma, Inc. pursuant to which we agreed to supply, and they agreed to market, sell and distribute in the U.S., TILIA™ FE, an authorized generic version of ESTROSTEP FE;

•

In November 2007, we paid a license fee of $0.5 million pursuant to an agreement with NexMed under which we acquired the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction, which is included in R&D expense for the year ended December 31, 2007;

•

During 2007, we recorded expenses aggregating $26.5 million in connection with our settlement of the remaining anti-trust actions relating to the OVCON 35 litigation, which is included in G&A expense for the year ended December 31, 2007;

•	During 2007, we made optional prepayments aggregating $340.0 million of our indebtedness under our senior secured credit facility; and

•	Our revenue for the year ended December 31, 2007 was $899.6 million and our net income was $28.9 million.

Revenue

The following table sets forth our revenue for the years ended December 31, 2007 and 2006, with the corresponding dollar and percentage change:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2007	2006	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$148.9	$44.2	$104.7	237.2%
FEMCON FE	32.4	7.5	24.9	330.2%
ESTROSTEP FE	70.2	103.0	(32.8)	(31.9)%
OVCON 35/50 (“OVCON”)	15.5	73.8	(58.3)	(79.0)%

Total	$267.0	$228.5	$38.5	16.8%

Hormone Therapy
ESTRACE Cream	$73.1	$65.8	$7.3	11.2%
FEMHRT	63.7	58.7	5.0	8.4%
FEMRING	15.5	11.3	4.2	36.9%
ESTRACE Tablets	9.7	7.6	2.1	28.0%
FEMTRACE	3.8	3.3	0.5	16.4%

Total	$165.8	$146.7	$19.1	13.0%

Dermatology
DOVONEX	$145.3	$146.9	$(1.6)	(1.1)%
TACLONEX	127.2	60.1	67.1	111.5%
DORYX	115.8	102.4	13.4	13.0%

Total	$388.3	$309.4	$78.9	25.4%

PMDD
SARAFEM	$37.7	$37.9	$(0.2)	(0.6)%

Other Product Sales
Other	3.7	8.6	(4.9)	(53.8)%
Contract manufacturing	25.7	20.8	4.9	23.2%

Total Product Net Sales	$888.2	$751.9	$136.3	18.1%

Other Revenue
Royalty revenue	11.4	2.6	8.8	352.2%

Total Revenue	$899.6	$754.5	$145.1	19.2%

Revenue in the year ended December 31, 2007 totaled $899.6 million, an increase of $145.1 million, or 19.2%, over 2006. The primary drivers of the increase in revenue were the net sales of two products introduced in March 2006, LOESTRIN 24 FE and TACLONEX, which together contributed $171.8 million of revenue growth for the year ended December 31, 2007, compared to the prior year.

Sales of our oral contraceptive products increased $38.5 million, or 16.8%, in the year ended December 31, 2007, compared with the prior year. In February 2006, we received FDA approval to market our oral contraceptive, LOESTRIN 24 FE, and began commercial sales of the product in March 2006. Beginning in April

2006, LOESTRIN 24 FE became our top promotional priority amongst our oral contraceptive brands. LOESTRIN 24 FE generated revenue of $148.9 million in the year ended December 31, 2007, compared to $44.2 million in the prior year, an increase of $104.7 million, or 237.2%. The increase in revenues is primarily attributable to an increase in filled prescriptions of 300.7% compared to the prior year. Filled prescriptions of LOESTRIN 24 FE increased 6.5% sequentially in the quarter ended December 31, 2007 compared to the quarter ended September 30, 2007. We introduced and began commercial sales of FEMCON FE in the second half of 2006, but did not initiate promotional efforts in support of the product until April 2007. Beginning in April 2007, FEMCON FE became a promotional priority for our newly expanded Chilcott sales force. The product generated revenues of $32.4 million in the year ended December 31, 2007 compared to $7.5 million in the prior year, an increase of $24.9 million, or 330.2%. The increase in revenues is primarily attributable to an increase in filled prescriptions of 807.8% compared to the prior year. Filled prescriptions of FEMCON FE increased 15.0% sequentially in the quarter ended December 31, 2007 compared to the quarter ended September 30, 2007. ESTROSTEP FE net sales decreased $32.8 million, or 31.9%, in the year ended December 31, 2007, compared with the prior year as filled prescriptions declined by 37.7%. This decrease was offset partially by the impact of higher selling prices in the year ended December 31, 2007. ESTROSTEP FE filled prescriptions declined due to the shift of our promotional efforts away from the product beginning in April 2006. In addition, the decline in both prescription demand and net sales accelerated in the fourth quarter of 2007 as generic versions of ESTROSTEP FE were introduced in late October 2007. At the time of the launch of a generic version of ESTROSTEP FE product by Barr, we partnered with Watson Pharma, Inc. and launched TILIA™ FE, an authorized generic version of ESTROSTEP FE. OVCON net sales declined $58.3 million, or 79.0%, for the year ended December 31, 2007, compared with the prior year. The decline in OVCON revenue was primarily due to the introduction of generic versions of OVCON 35 beginning in late October 2006, which led to an 84.3% decline in filled prescriptions for OVCON 35 in the year ended December 31, 2007, compared to the prior year. The decline in filled prescriptions was partially offset by price increases.

Sales of our dermatology products increased $78.9 million, or 25.4%, in the year ended December 31, 2007, compared to the prior year. This increase was primarily due to the increase in TACLONEX sales of $67.1 million in the year ended December 31, 2007 compared to the prior year. Sales of TACLONEX, which was launched in April 2006, increased primarily due to an increase in filled prescriptions of 105.4% in the year ended December 31, 2007 compared to the prior year. Sales of DORYX increased $13.4 million, or 13.0%, in the year ended December 31, 2007 compared with the prior year. DORYX prescriptions, which had been growing during the period from July 1, 2005 through June 30, 2006, softened in the second half of 2006 due to decreased promotional emphasis following the April 2006 launch of TACLONEX. In January 2007, we took steps to increase our Dermatology sales force’s emphasis on DORYX. While filled prescriptions for DORYX declined 5.4% in the year ended December 31, 2007 compared to the prior year, DORYX net sales in the year increased, as higher selling prices more than offset the decline in filled prescriptions. As a result of the promotional emphasis on DORYX, filled prescriptions increased 4.8% in the quarter ended December 31, 2007, compared to the prior year quarter. Sales of DOVONEX decreased by $1.6 million, or 1.1%, in the year ended December 31, 2007 compared with the prior year. The decline was due to a decrease in filled prescriptions of 18.8%, offset partially by higher selling prices compared with the prior year. In April 2006, we began to promote TACLONEX as the first line topical therapy for mild to moderate psoriasis. We believe the decline in filled prescriptions of DOVONEX in the year ended December 31, 2007 compared with the prior year was due, in part, to our efforts to grow TACLONEX. During the year ended December 31, 2007, we implemented marketing strategies to encourage physicians to prescribe TACLONEX instead of DOVONEX as we believe that TACLONEX is a superior topical therapy. We expect generic competition to have an adverse impact on our DOVONEX Solution revenues as early as in the first quarter of 2008.

Sales of our hormone therapy products increased $19.1 million, or 13.0%, in the year ended December 31, 2007, compared with the prior year. FEMHRT filled prescriptions declined 8.3% in the year ended December 31, 2007 compared with the prior year, the impact of which was more than offset by higher selling prices. Filled prescriptions for ESTRACE Cream declined 2.2% in the year ended December 31, 2007, compared with the prior year. This increase was more than offset by higher selling prices. Sales of SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), decreased $0.2 million, or 0.6%, in the year ended

December 31, 2007, compared with the prior year. The decrease in sales was due to the decline in filled prescriptions of 23.8% in the year ended December 31, 2007, compared to the prior year. This decrease was partially offset by price increases. We expect generic competition to have an adverse impact on our SARAFEM revenues as early as in the second quarter of 2008.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. Additionally in the year ended December 31, 2007, we generated $11.4 million of revenue which consisted of royalties earned on the net sales of a product sold by a third party under a license relating to one of our patents, as compared to $2.6 million in the year ended December 31, 2006.

Cost of Sales (excluding amortization and impairment of intangible assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the years ended December 31, 2007 and 2006:

(dollars in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	Percent Change
Product net sales	$888.2	$751.9	$136.3	18.1%

Cost of sales (excluding amortization)	186.0	151.8	34.2	22.6%

Cost of sales percentage	20.9%	20.2%

Cost of sales increased $34.2 million in the year ended December 31, 2007 compared with the prior year, primarily due to the 18.1% increase in product net sales. Our cost of sales, as a percentage of product net sales, increased from 20.2% in the year ended December 31, 2006 to 20.9% in the year ended December 31, 2007. The increase was due to a number of factors, including the mix of products sold, with net sales of DOVONEX and TACLONEX accounting for 30.7% of our product net sales for the year ended December 31, 2007 compared with 27.5% in the prior year. The cost of sales for DOVONEX and TACLONEX (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of product net sales, are significantly higher than the cost of sales for our other products. Under our contract with Bristol-Myers, which expired on December 31, 2007, we were required to pay royalties of 5.0% on our product net sales of DOVONEX. Beginning in 2008, we will no longer be obligated to pay royalties to Bristol-Myers. Our cost of sales was also increased during the year ended December 31, 2007 as a result of a $3.6 million expense relating to inventories of certain DOVONEX products which were not sold due to a shift in our marketing strategies relating to DOVONEX.

SG&A Expenses

The Company’s SG&A expenses were comprised of the following for the years ended December 31, 2007 and 2006:

(dollars in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	Percent Change
Advertising and Promotion	$81.0	$72.0	$9.0	12.5%
Selling and Distribution	89.5	75.8	13.7	18.1%
General, Administrative and Other	95.3	106.1	(10.8)	(10.2)%

Total	$265.8	$253.9	$11.9	4.7%

SG&A expenses for the year ended December 31, 2007 were $265.8 million, an increase of $11.9 million, or 4.7%, compared to the prior year. Advertising and promotion expenses for the year ended December 31, 2007 increased $9.0 million, or 12.5%, over the prior year, primarily due to a $17.3 million increase in direct-to-consumer advertising expenses in support of LOESTRIN 24 FE and FEMCON FE. The increase in direct-to-consumer spending was partially offset by launch costs incurred in the year ended December 31, 2006 in support of LOESTRIN 24 FE and TACLONEX. Selling and distribution expenses for the year ended December 31, 2007 increased $13.7 million, or 18.1%, over the prior year primarily due to the expansion by approximately 75 territories to our field sales forces, in the first half of 2007, to support the initiation of promotional activities for FEMCON FE. General, administrative and other expenses in the year ended December 31, 2007 decreased $10.8 million, or 10.2%, as compared to the prior year primarily due to the one-time IPO costs of $42.1 million in the year ended December 31, 2006. The decrease was offset in part by an increase in legal expenses of $27.9 million in the year ended December 31, 2007, which included $26.5 million for the settlements of certain legal matters related to the OVCON 35 litigation.

Research and Development (“R&D”)

Our investment in R&D for the year ended December 31, 2007 was $54.5 million, an increase of $27.7 million, or 103.3%, compared with the prior year. Included in the year ended December 31, 2007 was a $4.0 million upfront payment to Paratek to acquire certain rights to novel tetracyclines for the treatment of acne and rosacea. Also included in the year ended December 31, 2007 was a $10.0 million milestone payment to LEO Pharma, which was triggered by the FDA’s acceptance of LEO Pharma’s NDA submission for a TACLONEX scalp product. R&D expense for the year ended December 31, 2006 included a $3.0 million expense representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO Pharma. Excluding the payments to LEO Pharma in the years ending December 31, 2007 and 2006, and to Paratek in the year ended December 31, 2007, R&D expense increased $16.7 million, or 70.2%, in the year ended December 31, 2007 compared to the prior year due to the increased level of clinical study activity during the 2007 period. More specifically, we completed the enrollment of one clinical study for a low-dose oral contraceptive in July 2007 and completed the enrollment of another clinical study for an oral contraceptive in December 2007. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective.

Amortization of intangible assets

Amortization of intangible assets in the years ended December 31, 2007 and 2006 was $228.3 million and $253.4 million, respectively. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. As a result of changing assumptions in evaluating intangible assets for impairment, certain assets which are not impaired may be subject to a change in amortization recognized in future periods to approximate expected future cash flows.

Interest Income and Interest Expense (“Net interest expense”)

Net interest expense for the year ended December 31, 2007 was $117.6 million, a decrease of $89.4 million, or 43.2%, from $207.0 million in the prior year period. Included in net interest expense in the years ended December 31, 2007 and 2006 were $6.6 million and $19.8 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments of debt. We made optional prepayments totaling $340.0 million of outstanding indebtedness under our senior secured credit facility in the year ended December 31, 2007, and $210.0 million of aggregate principal amount of our Notes and $455.0 million of outstanding indebtedness under our senior secured credit facility in the year ended December 31, 2006. The decrease in net interest expense in the year ended December 31, 2007 was primarily the result of repayments in outstanding debt which reduced the weighted average debt outstanding in the year ended December 31, 2007 by $642.5 million as compared to the prior year period. The cumulative reductions in debt were accomplished through the use of cash generated from our free cash flow during the past five quarters and proceeds from our IPO.

Accretion on Preferred Stock in Subsidiary

Total accretion on the Preferred Shares for the years ended December 31, 2006 was $26.2 million. The Preferred Shares were redeemed for cash or converted to Class A common shares in conjunction with the IPO in September 2006. There was no accretion on the Preferred Shares in the year ended December 31, 2007 and there will be no future accretion on the Preferred Shares.

Provision/(Benefit) for Income Taxes

Our effective tax rate for the years ended December 31, 2007 and 2006 was 38.9% and (6.8%), respectively. The tax provision for the year ended December 31, 2007 includes a $4.7 million expense related to our FIN48 liabilities, of which $3.9 million relates to accrued interest. In addition, we recorded a tax benefit of $3.1 million related to the release of a deferred state tax valuation allowance.

Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes. For the year ended December 31, 2007, our U.S. entities generated almost two-thirds of our consolidated book income before taxes. Our Puerto Rican subsidiary holds the majority of our intangible assets and records the majority of the related amortization expense. As a result, the proportion of our consolidated book income before taxes generated in Puerto Rico, where our tax rate is 2.0%, was low relative to the proportion of our consolidated book income generated in the other jurisdictions, where our tax rate may be higher. Our corporate effective tax rate in 2007 was also unfavorably impacted by U.S. state income taxes and U.S. permanent non-deductible tax adjustments, which resulted in our tax rate on U.S. activities being higher than the federal statutory rate of 35.0%. The effective tax rate for the year ended December 31, 2006 was favorably impacted due primarily to the expense mix of the IPO-related costs amongst the various jurisdictions.

The valuation allowance for deferred tax assets of $11.8 million and $17.8 million at December 31, 2007 and 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of FIN48. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that the Company will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheets. We intend to continue to reinvest accumulated earnings of our subsidiaries for the forseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

On February 25, 2008, our U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which our U.S. entities are compensated for services provided on behalf of our non-U.S. entities. The APA provides us with greater certainty with respect to the mix of our pretax income in the various tax jurisdictions in which we operate.

Net Income / (Loss)

Due to the factors described above, we reported net income / (loss) of $28.9 million and $(153.5) million in the years ended December 31, 2007 and 2006, respectively.

Operating Results for the years ended December 31, 2006 and 2005

Impact of the IPO

Our IPO, which priced in September 2006, significantly impacted our financial position as of December 31, 2006 and our results of operations for the year ended December 31, 2006. The following information highlights the impact of our IPO on our financial position and results of operations:

Financial Position:

(dollars in millions)	Year Ended December 31, 2006
Increase in cash and cash equivalents	$12.7
(Decrease) in other current assets	(1.2)
(Decrease) in other non current assets	(18.7)

Net (decrease) in total assets	$(7.2)

(Decrease) in long-term debt	$(615.0)
(Decrease) in preferred stock in subsidiary	(462.2)
Increase in shareholders’ equity, net	1,070.0

Net (decrease) in liabilities and shareholders’ equity	$(7.2)

Results of operations for year ended December 31, 2006:

(dollars in millions)	Year Ended December 31, 2006
Expenses for stock-based compensation in connection with the IPO (see below)	$14.7
Expense for buyout of Sponsors’ advisory and monitoring agreement	27.4

Total included in general and administrative expenses	$42.1

Expense from write-off of deferred loan costs	$18.7
Premium related to the prepayment of our Notes	18.4

Total included in interest expense	$37.1

Stock-based compensation in connection with the IPO

At the time of our IPO, our board of directors granted equity-based incentives to our employees and approved a change to the vesting criteria with respect to previously granted restricted shares as described below:

•

The equity-based incentives included: (i) grants of 892,638 shares of unrestricted Class A common shares to certain members of senior management ($13.4 million of one-time compensation expense) and (ii) grants of 237,175 shares of restricted Class A common shares and options to purchase 1,164,629 Class A common shares to employees, which vests over four years and results in expenses being recognized over the vesting period. The grants were made under our 2005 Equity Incentive Plan, as amended.

•

During 2005 we granted 1,642,441 restricted Class A common shares to certain employees that were to vest based on certain of our investors obtaining returns on their investment of more than 250%. The vesting terms were amended such that these shares became fully vested at the time of our IPO, which resulted in the acceleration of the unamortized compensation expense associated with such shares ($1.3 million of one-time compensation expense).

DOVONEX and TACLONEX Transactions

The acquisition of the rights to DOVONEX and the FDA approval of TACLONEX ointment during year ended December 31, 2006 had a significant impact on our operating results when compared with our results for prior year periods. The launch of TACLONEX, together with the acquisition of DOVONEX, continues to impact our operating results.

During 2005, we promoted DOVONEX in the U.S. under a co-promotion agreement with Bristol-Myers and recorded amounts earned from this activity as “Other revenue.” Under the agreement, we promoted DOVONEX and earned revenue based on Bristol-Myers’ net sales (as defined in the agreement) of the product. On January 1, 2006, we acquired the exclusive U.S. sales and marketing rights to DOVONEX from Bristol-Myers and their inventories of DOVONEX products for a purchase price of $205.2 million, plus a 5% royalty on net sales of DOVONEX through December 31, 2007. The total purchase price was allocated based on the fair values of inventory ($6.7 million) and intangible assets ($198.5 million), which have a useful life of 15 years. We funded the purchase of the DOVONEX rights by borrowing $200.0 million under the delayed draw portion of our senior secured credit facility. On January 1, 2006, our license and supply agreement with LEO Pharma for DOVONEX became effective and our co-promotion agreement with Bristol-Myers was terminated. Our acquisition of the U.S. sales and marketing rights to DOVONEX did not require any significant launch costs or an increase in the size of our sales forces as we had been promoting DOVONEX since 2003. Under the LEO Pharma license and supply agreement, we agreed to pay LEO Pharma a supply fee with respect to each product within the DOVONEX product portfolio equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty with respect to each product within the DOVONEX product portfolio would be reduced to 5% if a generic equivalent of such DOVONEX product is introduced.

On January 9, 2006, the FDA approved LEO Pharma’s NDA for TACLONEX ointment. Under our agreements with LEO Pharma, on February 6, 2006 we paid LEO Pharma a milestone payment of $40.0 million. This amount is classified as an intangible asset (as a component of the DOVONEX / TACLONEX product family) with a useful life of 15 years. Under the terms of a license and supply agreement with LEO Pharma, we agreed to pay a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales of TACLONEX (each as calculated under the terms of the agreement). Our cost of sales as a percentage of total revenue was considerably higher in 2006 as compared with 2005 as a result of the agreements related to DOVONEX and TACLONEX. In addition, we incurred significant launch costs beginning in the second quarter of 2006 when we began active promotion of TACLONEX ointment.

Revenue

The following table sets forth our revenue for the years ended December 31, 2006 and 2005, with the corresponding percent change:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2006	2005	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$44.2	$—	$44.2	100%
FEMCON FE	7.5	—	7.5	100%
ESTROSTEP FE	103.0	81.3	21.7	26.7%
OVCON 35/50 (“OVCON”)	73.8	90.2	(16.4)	(18.1)%

Total	$228.5	$171.5	$57.0	33.3%

Hormone Therapy
ESTRACE Cream	$65.8	$53.9	$11.9	22.1%
FEMHRT	58.7	61.2	(2.5)	(4.0)%
FEMRING	11.3	10.7	0.6	5.4%
ESTRACE Tablets	7.6	9.2	(1.6)	(17.6)%
FEMTRACE	3.3	2.4	0.9	36.3%

Total	$146.7	$137.4	$9.3	6.8%

Dermatology
DOVONEX	$146.9	$—	$146.9	100%
TACLONEX	60.1	—	60.1	100%
DORYX	102.4	95.8	6.6	6.9%

Total	$309.4	$95.8	$213.6	223.0%

PMDD
SARAFEM	$37.9	$41.6	$(3.7)	(8.8)%

Other Product Sales
Other	8.6	23.5	(14.9)	(64.0)%
Contract manufacturing	20.8	24.5	(3.7)	(15.1)%

Total Product Net Sales	$751.9	$494.3	$257.6	52.1%

Other Revenue
Other non product revenue	2.6	21.0	(18.4)	(88.0)%

Total Revenue	$754.5	$515.3	$239.2	46.4%

Revenue in the year ended December 31, 2006 totaled $754.5 million, an increase of $239.2 million, or 46.4%, over 2005. The January 1, 2006 acquisition of DOVONEX was a significant factor, accounting for $125.9 million of the increase in total revenue. In 2005, we earned $21.0 million in co-promotion revenue for DOVONEX from Bristol-Myers. Also contributing to the increase in revenue were three new products introduced in 2006, TACLONEX, LOESTRIN 24 FE and FEMCON FE, which together contributed $111.8 million of growth for the year ended December 31, 2006.

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

In February 2006, we obtained FDA approval of our oral contraceptive, LOESTRIN 24 FE, and began commercial sales of the product in March 2006. In April 2006, LOESTRIN 24 FE became our top priority amongst our oral contraceptive brands. LOESTRIN 24 FE had captured a 3% share of new prescriptions in the hormonal contraceptive market in the month of December 2006 and generated net sales in the year ended December 31, 2006 totaling $44.2 million. During the period from July 2005 through the launch of LOESTRIN 24 FE, ESTROSTEP FE was the primary focus of our promotional efforts in oral contraception, which resulted in strong growth in demand in the second half of 2005 and continuing into the first half of 2006. The 26.7% increase in ESTROSTEP FE net sales in the year ended December 31, 2006 compared with 2005 was driven by an estimated 17% growth in filled prescriptions (a proxy for unit growth) combined with the an increase in average selling price compared with 2005. OVCON net sales decreased 18.1% in the year ended December 31, 2006, primarily due to a decline in filled prescriptions of OVCON 35 of approximately 18% versus the prior year due to the launch of a generic version of OVCON 35 in the fourth quarter of 2006, offset partially by increased average selling prices compared to the prior year. We expect our sales of OVCON 35 to continue to decline due to the generic competition. Offsetting some of the decline in OVCON sales was the introduction of FEMCON FE in the fourth quarter of 2006, which is the first and only birth control pill that offers women the convenience of chewing or swallowing their daily tablet. FEMCON FE became a top sales priority for our Chilcott sales force in 2007. The Company recognized revenues of $7.5 million in 2006 for FEMCON FE, which included some initial stocking for the product.

The sales of our hormone therapy products have been affected by the general decline in the hormone therapy markets that began in July 2002 following the NIH’s early termination of a large-scale clinical trial, which was part of the Women’s Health Initiative and examined the long-term effects of combined estrogen and progestogen therapy in post-menopausal women. The decline in the hormone therapy markets slowed and we launched new products during the fourth quarter of 2005 (FEMTRACE and a lower dose of FEMHRT) to improve our position in this segment. Sales of our hormone therapy products increased $9.3 million, or 6.8%, in the year ended December 31, 2006, compared with the prior year period. Net sales of ESTRACE Cream accounted for $11.9 million of the increase. We believe that net sales of ESTRACE Cream in the year ended December 31, 2005 were reduced due to contractions in the level of pipeline inventories held by our customers during this period. Average selling prices for ESTRACE Cream during the year ended December 31, 2006 rose in comparison with 2005.

In dermatology, sales of DORYX increased $6.6 million, or 6.9%, in the year ended December 31, 2006, compared with the prior year. The increase in net sales was the result of higher pricing and a contraction of pipeline inventory levels in the prior year. DORYX prescriptions, which had been in modest decline in the first half of 2005, returned to growth in the second half of 2005 due to the impact of the specialty sales force and the introduction, in September 2005, of the new delayed-release tablet form of the product. Filled prescriptions for DORYX in the year ended December 31, 2006 were essentially flat compared with the prior year but softened during the second half of 2006 as promotional emphasis shifted to TACLONEX in the second half of 2006. Price levels in effect for DORYX during the year ended December 31, 2006 compared with the prior year contributed to the increase in net sales. On January 1, 2006, we acquired the product rights to DOVONEX from Bristol-Myers and in March 2006 we began commercial shipments of TACLONEX. The addition of these two products to our dermatology portfolio added $186.0 million to our revenue in the year ended December 31, 2006, compared with the prior year. In 2005 we promoted DOVONEX for Bristol-Myers and earned $21.0 million of co-promotion revenue in the year ended December 31, 2005.

SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), had sales of $37.9 million in the year ended December 31, 2006, compared with $41.6 million in the prior year. The decrease is attributable to sharp declines in overall prescription demand of approximately 28.7% offset slightly by price increases in the year ended December 31, 2006, compared with the prior year. We believed that SARAFEM, which is patent protected until May 2008, is facing significant indirect competition from generic fluoxetine, the active ingredient in SARAFEM.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. The decline in contract manufacturing revenue in the year ended December 31, 2006 relative to the prior year period was primarily due to the discontinuation of manufacturing of all but one product for Pfizer. Effective

July 1, 2006, we signed an amendment to our supply agreement to continue producing Dilantin for Pfizer for three years with two one-year extensions at Pfizer’s option. In 2006, we generated $2.6 million of revenue consisting of royalties earned on the net sales of a product sold by a third party under a license to one of our patents. In 2005, we generated $21.0 million of revenue from a co-promotion agreement with Bristol-Myers for DOVONEX.

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

Cost of sales increased $56.6 million in the year ended December 31, 2006 compared with the same period in 2005 primarily due to the 52.1% increase in product net sales. Net sales of DOVONEX, acquired January 1, 2006, and the launch of TACLONEX accounted for a significant portion of the increase in product net sales and an even larger portion of the increase in cost of sales in the year. The cost of sales for DOVONEX and TACLONEX (which includes royalties based on our net sales, as defined in the relevant supply agreements), expressed as a percentage of product net sales, were significantly higher than the costs for our other products. Cost of sales, as a percentage of product net sales, increased to 20.2% in the year ended December 31, 2006 from 19.3% in the year ended December 31, 2005. Cost of sales in the year ended December 31, 2006 and 2005 included $1.5 million and $22.4 million, respectively, representing the increased values of inventory recorded through the allocation of acquisition purchase prices and flowing through cost of sales in the periods. Excluding the impact of these items, our adjusted cost of sales for the year ended December 31, 2006 increased $77.5 million over the prior year period. The addition of DOVONEX and TACLONEX net sales were the principal factors generating the increase in adjusted cost of sales dollars and the increase in the adjusted cost of sales percentage.

SG&A Expenses

The Company’s SG&A expenses were comprised of the following during the periods presented:

(dollars in millions)	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	Percent Change
Advertising and Promotion	$72.0	$41.0	$31.0	75.4%
Selling and Distribution	75.8	67.9	7.9	11.6%
General, Administrative and Other	106.1	53.8	52.3	97.6%

Total	$253.9	$162.7	$91.2	56.1%

SG&A expenses for the year ended December 31, 2006 increased $91.2 million, or 56.1%, from $162.7 million in 2005. The increase was mainly due to the IPO related expenses incurred during the year as well as the initiation of promotional activities in support of the launches of LOESTRIN 24 FE and TACLONEX. Included in SG&A in the year ended December 31, 2006 were $14.7 million of one-time stock compensation expenses from the impact of the unrestricted shares granted to senior management at the time of the IPO and the acceleration of the vesting of certain restricted shares granted in 2005. The year ended December 31, 2006 also included a $27.4 million buyout of our Sponsors’ advisory and monitoring agreement and an increase in legal and other consulting fees. We incurred significant advertising and promotional expenses during the year ended December 31, 2006 in support of the launches of LOESTRIN 24 FE and TACLONEX, including two waves of direct to consumer advertising for LOESTRIN 24 FE at a cost of $16.6 million. Included in SG&A in the year ended December 31, 2005 were $7.8 million of G&A costs incurred in connection with the closing of the Acquisition in January 2005, which were mainly related to employee retention compensation costs.

Research and Development

Investment in R&D totaled $26.8 million in the year ended December 31, 2006 compared with $58.6 million in the prior year period. Our product development activities focused on improvements to our existing products, new and enhanced dosage forms and new products based on compounds which have been previously shown to be safe and effective. R&D expense for the year ended December 31, 2006 included $3.0 million representing our cost to acquire an option to purchase certain rights with respect to a topical dermatology product currently in development by LEO Pharma. R&D expense in the year ended December 31, 2005 included $37.0 million representing our costs to acquire the rights to a line extension of TACLONEX and other product rights from LEO Pharma. Excluding product rights costs from both the 2006 and 2005 periods, R&D expense increased $2.2 million in the year ended December 31, 2006 compared to the prior year period.

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

We had intended to submit an NDA for an oral contraceptive, WC 2060, in 2006, but based on discussions with the FDA have concluded that an additional clinical study would be necessary to support the application. Consequently, we decided not to proceed with this project.

TACLONEX ointment and LOESTRIN 24 FE were approved by the FDA in January and February of 2006, respectively, and began generating revenue in the first quarter of 2006. The timing of the approvals was generally in line with the assumptions made in estimating the value of the acquired IPR&D for these two product development projects.

Transaction Costs

During the year ended December 31, 2005 we incurred $36.0 million of expenses representing mainly (1) fees related to bridge financing necessary to complete the Acquisition and (2) the net cost of contracts purchased to hedge movements in the U.S. dollar versus the British pound sterling during the period leading up to the closing of the Acquisition. These costs were directly related to the Acquisition but were not considered to be part of the purchase price. These costs are shown in a separate line item in our consolidated statement of operations. There were no such costs recognized in the year ended December 31, 2006.

Interest Income and Interest Expense (“Net interest expense”)

Net interest expense for the year ended December 31, 2006 was $207.0 million, an increase of $59.1 million from $147.9 million in the prior year period. The increase in interest expense in 2006 was primarily due to: (1) additional borrowings on the senior secured credit facility of $240.0 million used to fund the purchase of DOVONEX and the final milestone payment for TACLONEX ointment to LEO Pharma, (2) the write-off of $19.8 million of deferred financing costs related to our optional prepayments of debt, (3) the prepayment premium of $18.4 million for the optional prepayment of $210.0 million of our Notes and (4) an increase in interest rates on our un-hedged variable rate debt.

Accretion on Preferred Stock in Subsidiary

Total accretion on the Preferred Shares for the year ended December 31, 2006 was $26.2 million as compared to $31.5 million in the prior year. The Preferred Shares were all redeemed for cash or converted to Class A common shares in conjunction with the IPO in September 2006. Therefore there will be no future accretion on the Preferred Shares.

Provision / (Benefit) for Income Taxes

Our effective tax rate for the year ended December 31, 2006 was (6.8%) versus (2.3%) in the year ended December 31, 2005. The decrease in the effective tax rate from the prior year was due primarily to the expense mix of the 2006 IPO costs amongst the various jurisdictions. Additionally, the 2005 effective tax rate was unfavorably impacted by the Acquisition. In connection with the Acquisition, the effective tax rate was unfavorably impacted by non-deductible transaction costs and non-deductible acquired in-process research and development costs.

The valuation allowance for deferred tax assets of $17.8 million and $12.1 million at December 31, 2006 and 2005, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. Amounts related to tax contingencies that management has assessed as probable and estimable have been appropriately recorded. Potential liabilities arising from tax audit issues are recorded based on our estimate of whether, and the extent to which, additional taxes may be due. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheets. We intend to continue to reinvest accumulated earnings of our subsidiaries for the forseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

Net Income / (Loss)

Due to the factors described above, we reported net losses of $153.5 million and $556.6 million in the years ended December 31, 2006 and 2005, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2007, our cash on hand was $30.8 million, as compared to $84.5 million at December 31, 2006. As of December 31, 2007 our debt, net of cash, was $1,169.4 million and consisted of $810.2 million of borrowings under our senior secured credit facility plus $390.0 million aggregate principal amount of 8.75% Notes, less $30.8 million of cash on hand.

The following table summarizes our net (decrease) / increase in cash and cash equivalents for the periods presented:

(dollars in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006
Net cash provided by operating activities	$339.6	$122.7
Net cash (used in) investing activities	(42.8)	(282.7)
Net cash (used in) / provided by financing activities	(350.5)	233.0

Net (decrease) / increase in cash and cash equivalents	$(53.7)	$73.0

Our net cash provided by operating activities for the year ended December 31, 2007 increased $216.9 million over the prior year. We reported net income for the year ended December 31, 2007 of $28.9 million compared with a net loss of $(153.5) million for the year ended December 31, 2006. During the year ended December 31, 2007, our net income included cash expenses of $17.2 million and accruals of $9.3 million for legal expenses related to the OVCON 35 litigation. Other factors affecting the 2007 operating cash flows include a reduction of inventory of $12.3 million primarily relating to the timing of product shipments received from our suppliers. During the year ended December 31, 2007, there was a reduction in accounts receivable of $8.5 million as our days sales outstanding decreased compared to December 31, 2006. During the year ended December 31, 2006, our investment in working capital, excluding cash, increased mainly due to the acquisition of DOVONEX on January 1, 2006, and the launches of LOESTRIN 24 FE and TACLONEX, which were the most significant factors behind the $35.0 million increase in our inventories and the $20.9 million increase in our accounts receivable in the year ended December 31, 2006. Included in the year ended December 31, 2006 were one-time cash expenses related to our IPO, including a $27.4 million payment made to our Sponsors to terminate the advisory and monitoring agreement and an $18.4 million payment representing the interest premium associated with our early redemption of $210.0 million aggregate principal amount of our Notes.

Our net cash used in investing activities during the year ended December 31, 2007 totaled $42.8 million, and consisted of $24.0 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $18.8 million relating to capital expenditures. Our net cash used in investing activities in the year ended December 31, 2006 consisted of $198.5 million used to purchase the rights to DOVONEX, $40.0 million paid to LEO Pharma to complete the acquisition of the rights to TACLONEX ointment, $28.8 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $15.4 million of capital expenditures.

Our net cash used in financing activities in the year ended December 31, 2007 totaled $350.5 million and included our optional prepayments of $340.0 million and the scheduled repayments of $10.5 million of debt under our senior secured credit facility. We intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash provided by financing activities in the year ended December 31, 2006 was $233.0 million. In the year ended December 31, 2006 we borrowed $240.0 million under the delayed-draw term loan portion of our senior secured credit facility, which we used to fund the DOVONEX and TACLONEX ointment transactions. Net proceeds from our IPO, net of treasury shares repurchased and the retirement of preferred stock, were $672.2 million. In the year ended December 31, 2006, we used a portion of the net proceeds from the IPO and free cash flows in the fourth quarter of 2006 to make optional prepayments under our senior secured credit facility of $455.0 million and to redeem $210.0 million aggregate principal amount of our Notes. In addition, we made $13.8 million of scheduled debt repayments in the year ended December 31, 2006 under our senior secured credit facility.

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790.0 million senior secured credit facility, with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of a $1,640.0 million term loan facility and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250.0 million. However, the lenders are not committed to provide these additional tranches.

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

The $1,400.0 million single-draw term loan was drawn in a single drawing on January 18, 2005 to (i) finance, in part, the purchase of Warner Chilcott PLC shares, (ii) refinance certain existing debt of the Predecessor and its subsidiaries and (iii) pay the fees and expenses related to the Acquisition and related financings. Amounts borrowed under the single-draw term loan that are repaid or prepaid may not be re-borrowed. In 2006, the $240.0 million delayed-draw facility was utilized to finance the acquisition of the U.S. rights to the prescription pharmaceutical product DOVONEX from Bristol-Myers for $200.0 million and a $40.0 million milestone payment to LEO Pharma following FDA approval of TACLONEX ointment. Loans may be made and letters of credit may be issued under the revolving credit facility any time prior to the final maturity of the revolving credit facility, in specified minimum principal amounts. Amounts repaid under the revolving credit facility may be re-borrowed. As of December 31, 2007, there were no borrowings outstanding under the $150.0 million revolving credit facility. The revolving credit facility matures on January 18, 2011. Based on our leverage ratio, the interest rates under the revolving credit facility are LIBOR plus 1.50% or ABR plus 0.50%.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $90.0 million in December 2007, and aggregate optional prepayments of $340.0 million during the year ended December 31, 2007, scheduled quarterly payments under the term loan and delayed-draw term loan facilities were reduced to $8.3 million annually beginning in the first quarter of 2008. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt, other than permitted debt under the senior secured credit facility, and up to 50% (with reductions based on leverage) of excess cash flow (as defined in the senior secured credit facility). Additional optional prepayments may be made at any time without premium or penalty. On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. As of December 31, 2007, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

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

The Company has entered into interest rate swap contracts covering a portion of its variable rate debt. These swaps fix the interest rates on the covered portion of the Company’s variable rate debt. The Company entered into the interest rate swaps specifically to hedge a portion of its exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps which were in effect as of December 31, 2007 are shown in the following table:

Notional Principal Amount (in millions)	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200.0	May-03-05	May-03-08	90 day LIBOR	4.132%
$200.0	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175.0	May-03-07	Dec-31-08	90 day LIBOR	5.556%
$175.0	Sept-28-07	Sept-30-08	90 day LIBOR	4.950%

8.75% Notes

On January 18, 2005, WCC, our wholly-owned U.S. subsidiary, issued $600.0 million aggregate principal amount of 8.75% Notes due 2015. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under our senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium specified in the indenture. On or after February 1, 2010, WCC may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, WCC was permitted, at its option, at any time prior to February 1, 2008 to redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 108.75% of the principal amount. In connection with the IPO, WCC exercised this option and redeemed $210.0 million aggregate principal amount of the Notes on October 31, 2006 for a total price of $228.4 million (108.75% of the principal amount), plus accrued interest.

If Holdings III or WCC were to undergo a change of control (as defined in the indenture), each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount, plus accrued and unpaid interest. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of December 31, 2007, we were in compliance with all covenants.

The indenture governing the Notes required that Holdings III provide to holders of the Notes the information required to be contained on Form 10-K, Form 10-Q and Form 8-K under the Securities Exchange Act of 1934 (the “Exchange Act”). Since we have no material assets, liabilities or operations other than our ownership of Holdings III, the information that is included in the Exchange Act reports filed with the SEC by us following the IPO is identical in all material respects to the information included in the reports required to be filed by Holdings III under the indenture. In light of the foregoing, we deemed it advisable not to have two companies within the same consolidated group file reports with the SEC containing materially identical information. Accordingly, on October 19, 2006, we entered into a supplement to the indenture (the “Supplemental Indenture”), without the consent of the holders of the Notes, relating to the indenture in order to:

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

We may, at any time, request the release of our guarantee of the Notes.

Components of Indebtedness

As of December 31, 2007, the Company’s outstanding debt included the following (dollars in millions):

	Current Portion as of December 31, 2007	Long-Term Portion as of December 31, 2007	Total Outstanding as of December 31, 2007
Revolving credit loan	$—	$—	$—
Term loans	8.3	801.9	810.2
Notes	—	390.0	390.0

Total	$8.3	$1,191.9	$1,200.2

As of December 31, 2007, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2008 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2008	$8.3
2009	8.3
2010	8.3
2011	6.2
2012	779.1
Thereafter	390.0

Total long-term debt	$1,200.2

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flow from operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under the senior secured credit facility, will be adequate to meet our future liquidity needs throughout 2008. The Company notes that future cash flows from operating activities can be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of payments for certain working capital components, including income taxes. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we expect to prepay debt under our senior secured credit facility at which time we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(9.4) and $(0.1) million for all swaps as of December 31, 2007 and 2006, respectively) is at variable rates and reprices frequently. The fair value of the Notes of $401.7 and $399.8 million represents the market value of the Notes as of December 31, 2007 and 2006, respectively.

Contractual Commitments

The following table summarizes our financial commitments as of December 31, 2007:

	Cash Payments due by Period
(dollars in millions)	Total	Less than 1 Year	From 1 to 3 Years	From 4 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$810.2	$8.3	$16.6	$785.3	$—
8.75% Notes due 2015	390.0	—	—	—	390.0
Interest payments on long-term debt(1)	475.8	84.8	178.7	135.5	76.8
Supply agreement obligations(2)	74.0	66.4	7.6	—	—
Lease obligations	10.4	3.5	3.4	3.2	0.3

Total Contractual Obligations	$1,760.4	$163.0	$206.3	$924.0	$467.1

(1)	Interest rates reflect borrowing rates for our outstanding long-term debt as of December 31, 2007 (including debt which is subject to our interest rate swaps) and the mandatory future reductions of long-term debt. Based on our variable rate debt levels of $60.2 million as of December 31, 2007, after taking into account the impact of our applicable interest rate swaps, a 1% change in interest rates would impact our annual interest payments by approximately $0.6 million.
(2)	Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include payments related to any of the items mentioned below.

We may owe additional future purchase consideration to Pfizer in connection with our 2003 acquisition of FEMHRT. These payments are contingent on FEMHRT maintaining market exclusivity through the first quarter of 2010. Assuming market exclusivity is maintained during this period, we would pay Pfizer additional amounts of up to $26.1 million in aggregate for FEMHRT in quarterly installments. These payments are expected to be made as follows: $11.6 million in less than one year, and $14.5 million in one to three years.

Our liability for unrecognized tax benefits under FIN48 is not included in the table above. The amounts which are expected to settle within the next twelve months are $46.7 million and amounts expected to be settled after twelve months are $9.9 million, including interest.

In September 2005, we entered into agreements with LEO Pharma under which we acquired the rights to certain products under development. LEO Pharma also granted us a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In September 2007, we made a $10.0 million payment under this agreement as a result of the FDA’s acceptance of LEO Pharma’s NDA submission for a TACLONEX scalp product, which is included in R&D expenses in the year ended December 31, 2007. Upon FDA approval of the TACLONEX scalp product, we would be required to pay LEO Pharma $40.0 million. We expect to receive this approval in mid-2008. The $40.0 million payment will be recorded as an intangible asset in our consolidated balance sheet. Under the product development agreement, we may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $100.0 million in addition to the aforementioned $40.0 million, if any. Further, we agreed to pay a supply fee and royalties to LEO Pharma on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

On January 21, 2006, we entered into an agreement with LEO Pharma to acquire an option to purchase certain rights with respect to a topical dermatology product in development. We paid $3.0 million (which is included in R&D expense in the year ended December 31, 2006) for the option upon signing and agreed to pay an additional $3.0 million upon completion of developmental milestones. The purchase price for the product remains subject to negotiation by LEO Pharma and us if the option is exercised.

In July 2007, we entered into an agreement with Paratek under which we acquired the rights to certain products under development used to treat acne and rosacea. We paid an upfront fee of $4.0 million, which is included in R&D expense in the year ended December 31, 2007, and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. We may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24.5 million. In addition, we agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In November 2007, we entered into an agreement with NexMed. Under the terms of the agreement, we have exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed’s NDA was accepted for review by the FDA in November 2007. We paid a license fee of $0.5 million which was recognized in R&D expense in the year ended December 31, 2007. We may make additional payments to NexMed upon the achievement of various developmental milestones that could aggregate up to $12.5 million. In addition, we agreed to pay royalties to NexMed based on the net sales, if any, of the products covered under the agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

See “Note 2” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

We make a number of estimates and assumptions in the preparation of our financial statements in accordance with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates and assumptions. The following discussion addresses our most critical accounting policies, which we believe are important to the portrayal of our financial condition and results of operations and require management’s judgment regarding the effect of uncertain matters.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, recoverability of long-lived assets and the continued value of goodwill and intangible assets. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. Changes in the conditions used to make these judgments could have a material impact on our results of operations. Management does not believe that the assumptions which underlie its estimates are reasonably likely to change in the future. Revenue from product sales is recognized when title to the product transfers to our customers, generally FOB destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. We warrant products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade cash discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Revenues associated with royalty revenues are recognized based on a percentage of sales reported by third parties.

As part of our revenue recognition policies, we estimate the items that reduce our gross sales to net sales. We establish accruals for rebates, coupons, trade cash discounts, returns and fee for service arrangements with distributors in the same period that we recognize the related sales. Of these, two significant sales deductions are sales returns and Medicaid rebate reserves.

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

We participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. Discounts and rebates provided through these programs are included in our Medicaid rebate accrual. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to products at the time of sale. For established products, our estimate of the required accrual for Medicaid rebates is primarily based on our actual historical experience regarding Medicaid rebates on each of our products. We also consider any new information regarding changes in the Medicaid programs’ regulations and guidelines that could impact the amount of future rebates. We consider outstanding Medicaid claims, Medicaid payments and estimated levels of inventory in the distribution channel and adjust the accrual periodically to reflect actual experience and changes in expectations.

These sales deductions reduce revenue and are included as a reduction of accounts receivable or as a component of accrued expenses. Our estimates of returns, Medicaid rebates, cash discounts, wholesaler rebates and other sales deductions have not materially differed from actual experience. The movement in the reserve accounts for the balance sheet periods presented is as follows:

	Returns	Medicaid	Cash Discounts	Wholesaler Rebates	Other	Total
December 31, 2005 Balance	$23.7	$8.6	$1.0	$2.2	$1.7	$37.2

Current provision related to sales*	41.3	14.9	16.7	16.2	14.6	103.7
Current processed returns/rebates	(29.5)	(17.4)	(16.1)	(14.0)	(13.3)	(90.3)

December 31, 2006 Balance	$35.5	$6.1	$1.6	$4.4	$3.0	$50.6

Current provision related to sales*	56.4	16.8	19.8	19.8	25.9	138.7
Current processed returns/rebates	(42.7)	(16.4)	(20.0)	(18.9)	(25.1)	(123.1)

December 31, 2007 Balance	$49.2	$6.5	$1.4	$5.3	$3.8	$66.2

*	Adjustments of estimates to actual results approximate 1.0% of net sales for each of the periods presented.

We consider information from external sources in developing our estimates of gross to net sales adjustments. We purchase prescription data for our key products, which we use to estimate the market demand. We have access to the actual levels of inventory held by three of our major customers (which aggregate approximately 81% of our sales for the year ended December 31, 2007). We also informally gather information from other sources to attempt to monitor the movement of our products through the wholesale and retail channels. We combine this external data with our own internal reports to estimate the levels of inventories of our products held in the wholesale and retail channels as this is a significant factor in determining the adequacy of our sales-related reserves. Our estimates are subject to inherent limitations that rely on third-party information, as certain third-party information is provided in the form of estimates, and reflects other limitations including lags between the date which third-party information is generated and the date on which we receive third-party information.

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

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets constitute a substantial portion of our total assets. As of December 31, 2007, goodwill represented approximately 43.3% of our total assets and intangible assets represented approximately 46.1% of our total assets. Both our goodwill and intangible assets are associated with our one reporting unit.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Goodwill is tested for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which, for us, is one reporting unit. In order to perform the impairment analysis, management makes key assumptions regarding future cash flows used to measure the fair value of the entity. These assumptions include discount rates, our future earnings and, if needed, the fair value of our assets and liabilities. In estimating the value of our intangible assets, as well as goodwill, management has applied a discount rate of 12.0%, our estimated weighted average cost-of-capital, to the estimated cash flows. Our cash flow model used a 5-year forecast with a terminal value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. Any resulting impairment could affect our financial condition and results of operations. We completed our annual test during the quarter ended December 31, 2007 and no impairment charge resulted.

Definite-Lived Intangible Assets

We assess the impairment of definite-lived intangible assets, on a product family basis, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Our analysis includes, but is not limited to, the following key assumptions:

•	review of period-to-period actual sales and profitability by product;

•	preparation of sales forecasts by product;

•	analysis of industry and economic trends and projected product growth rates;

•	internal factors, such as the current focus of our sales forces’ promotional efforts;

•	projections of product viability over the estimated useful life of the intangible asset (including consideration of relevant patents); and

•	consideration of regulatory and legal environments.

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

As a result of changing assumptions in evaluating intangible assets for impairment, certain unimpaired assets may be subject to a change in amortization recognized in future periods to approximate expected future cash flows.

Indefinite-Lived Intangible Assets

We also have a trademark with an indefinite life, which is not amortized. However, the carrying value would be adjusted if it were determined that the fair value has declined. The impairment test is performed on an annual basis, or more frequently if necessary, and utilizes the same key assumptions as those described above for our definite-lived assets. In addition, if future events occur that warrant a change to a definite life, the carrying value would then be amortized prospectively over the estimated remaining useful life. We completed our annual test during the quarter ended December 31, 2007 and no impairment charge resulted.

Stock-based compensation

We adopted the provisions of SFAS No. 123R effective with the commencement of our operations on the date of the Acquisition. All share-based payments to employees, including non-qualified options to purchase Class A common shares and grants of restricted Class A common shares, are measured at fair value on the date of grant and are recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, we treat option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense. Total compensation expense recognized for the year ended December 31, 2007 was $6.1 million and the related tax benefit was $1.9 million. Total compensation expense recognized for the year ended December 31, 2006 was $17.8 million and the related tax benefit was $6.7 million. Of the 2006 expense, $14.7 million related to one-time compensation costs associated with the Company’s IPO. Total compensation expense recognized for the year ended December 31, 2005 was $6.5 million and the related tax benefit was $2.5 million. Unrecognized future compensation expense was $6.1 million at December 31, 2007 which will be recognized as an expense over a remaining weighted average period of 1.08 years.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules in various jurisdictions. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of FIN48. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that the Company will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. If the estimate of tax liabilities was less than the ultimate assessment, then an additional charge to expense would result. If payment of these amounts is ultimately less than the recorded amounts, then the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. Any adjustment to tax liabilities that relate to tax uncertainties existing at the date of the Acquisition will result in an adjustment to the goodwill recorded at the date of the Acquisition.

Litigation

We are involved in various legal proceedings in the normal course of our business, including product liability and other litigation and contingencies. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 included elsewhere in this report for a description of our significant current legal proceedings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts at December 31, 2007.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. We have entered into interest rate swap contracts which fix the interest rates on a portion of our variable rate debt. We entered into the interest rate swaps specifically to hedge a portion of our exposure to potentially adverse movements in variable interest rates. Based on variable rate debt levels of $60.2 million as of December 31, 2007, after taking into account the impact of the applicable interest rate swaps, a 1.0% change in interest rates would impact net interest expense by approximately $0.2 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the years ended December 31, 2007, 2006 and 2005.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Stockholders to be held on May 8, 2008.

Item 11. Executive Compensation.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Stockholders to be held on May 8, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2008.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2008.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements listed in the Index to the Consolidated Financial Statements, filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits listed at the end of this Annual Report are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

WARNER CHILCOTT LIMITED

By:	/s/ ROGER M. BOISSONNEAULT
Name:	Roger M. Boissonneault
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ PAUL HERENDEEN
Name:	Paul Herendeen
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/s/ ROGER M. BOISSONNEAULT Roger M. Boissonneault	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ PAUL HERENDEEN Paul Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ TODD M. ABBRECHT Todd M. Abbrecht	Director

James G. Andress	Director

/s/ JAMES H. BLOEM James H. Bloem	Director

/s/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

/s/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/s/ JOHN A. KING John A. King	Director

/s/ STEPHEN P. MURRAY Stephen P. Murray	Director

/s/ STEPHEN PAGLIUCA Stephen Pagliuca	Director

/s/ STEVE RATTNER Steve Rattner	Director

EXHIBITS

Exhibit No.	Description
2.1	Implementation Agreement, dated October 27, 2004, among the Consortium Members (as defined therein), Waren Acquisition Limited and Warner Chilcott PLC and Second Supplemental Agreement thereto, dated November 16, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

3.1	Memorandum of Association of Warner Chilcott Limited (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 15, 2006, Registration No. 333-134893)

3.2	Bye-Laws of Warner Chilcott Limited (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

4.1	Form of Common Stock Certificate (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

4.2	Indenture, dated January 18, 2005, among Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.3	Registration Rights Agreement dated January 18, 2005 among Warner Chilcott Corporation, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Representatives of the Several Purchasers (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.4	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (the “Amended and Restated Shareholders Agreement”) (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.5	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.6	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.7	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.1	Credit Agreement, dated as of January 18, 2005, among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., Credit Suisse First Boston as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc. and Credit Suisse First Boston as Joint Lead Arrangers, Deutsche Bank Securities Inc., Credit Suisse First Boston and J.P. Morgan Securities Inc. as Joint Bookrunners, Deutsche Bank Securities Inc. as Syndication Agent and JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Co-Documentation Agents (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.2	Securities Purchase Agreement, dated January 18, 2005 by and among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Bain Capital Integral Investors II, L.P., BCIP Trust Associates III, and BCIP Trust Associates III-B, DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman II), L.P., J.P. Morgan Partners Global Investors A, L.P., Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee Parallel (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Cayman Fund V, L.P., Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees Securities Company II LLC, Putnam Investments Holdings, LLC, Thomas H. Lee Investors Limited Partnership, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V., AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V., Filbert Investment Pte Ltd and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.3	Purchase and Sale Agreement, dated as of May 3, 2004, among Pfizer Inc., Pfizer Pharmaceuticals LLC, Galen Holdings Public Limited Company and Warner Chilcott Company, Inc. (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.4	Option and License Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.5	Finished Product Supply Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.6	Transaction Agreement by and between Galen Holdings PLC and Warner Chilcott PLC, dated May 4, 2000 (incorporated by reference to Warner Chilcott PLC’s Current Report on Form 8-K filed on May 15, 2000 (File No. 000-29364))

10.7	Estrace Transitional Support and Supply Agreement between Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated by reference to Warner Chilcott PLC’s Current Report on Form 8-K filed on February 29, 2000 (File No. 000-29364) (the “Warner Chilcott PLC February 29, 2000 8-K”))

10.8	Ovcon Transitional Support and Supply Agreement between Bristol-Myers Squibb Laboratories Company and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated by reference to Warner Chilcott PLC’s February 29, 2000 8-K)

Exhibit No.	Description
10.9	License and Distribution Agreement, dated as of December 31, 1997, between F H Faulding & Co Limited, A.C.N. 007 870 984, and Warner Chilcott PLC (incorporated by reference to Warner Chilcott PLC’s report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 000-29364))

10.10	Asset Purchase Agreement between Bristol-Myers Squibb Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated by reference to Galen Holdings PLC’s Form F-1 filed on July 2, 2001 (File No. 333-64324) (the “Galen Holdings July 2, 2001 F-1”))

10.11	Supply Agreement between Bristol-Myers Squibb Laboratories Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated by reference to Galen Holdings July 2, 2001 F-1)

10.12	Assignment, Transfer and Assumption Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated by reference to Galen Holdings PLC’s Annual Report on Form 20-F filed on January 2, 2003 for the year ended September 30, 2002 (File No. 333-12634))

10.13	Manufacturing Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated by reference to Galen Holdings PLC’s Annual Report on Form 20-F filed on December 31, 2003 for the year ended September 30, 2003 (File No. 333-12634) (the “Galen Holdings’ 2002-2003 20-F”))

10.14	Purchase and Sale Agreement (OCS) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated by reference to Galen Holdings’ 2002-2003 20-F)

10.15	Purchase and Sale Agreement (Femhrt) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated by reference to Galen Holdings’ 2002-2003 20-F)

10.16	Transitional Supply Agreement, dated March 27, 2003, between Galen (Chemicals) Limited and Pfizer Inc. (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.17	Co-promotion Agreement, effective May 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.18	Option Agreement, dated as of April 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to the Galen Holdings’ 2002-2003 20-F)

10.19	Development Agreement between LEO Pharma A/S and Galen (Chemicals) Limited, dated April 2, 2003 (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.20	Manufacturing Agreement, dated as of September 24, 1997, by and between Duramed Pharmaceuticals, Inc. and Warner-Lambert Company (assigned to Galen (Chemicals) Limited pursuant to the Purchase and Sale Agreement (Femhrt), among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003) (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.21	Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Amendment No. 1 to the Annual Report on Form 20-F of Galen Holdings PLC, filed on January 5, 2004 for the year ended September 30, 2003 (File No. 333-12634))

10.22	Business Purchase Agreement for the Sale and Purchase of the Business and Assets of Ivex Pharmaceuticals Limited, among Ivex Pharmaceuticals Limited, Galen Holdings, PLC, Gambro Northern Ireland Limited and Gambro BCT, Inc, dated April 28, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.23	Purchase and Sale Agreement among Galen Holdings PLC, Nelag Limited, Galen Limited and Galen (Chemicals) Limited, dated April 28, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.24	Purchase and Sale Agreement among Galen Limited, Galen Holdings PLC, Galen (Chemicals) Limited and Nelag Limited, dated April 27, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.25	Second Amended and Restated Employment Agreement, dated as of March 28, 2005, between Warner Chilcott (US), Inc. and Roger M. Boissonneault (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.26	Amended and Restated Employment Agreement, dated as of March 28, 2005, between Warner Chilcott (US), Inc. and Carl Reichel (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.27	Amended and Restated Employment Agreement, dated as of March 28, 2005, between Warner Chilcott (US), Inc. and Anthony Bruno (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.28	Severance Agreement, dated as of March 28, 2005, between Warner Chilcott (US), Inc. and Izumi Hara (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.29	Employment Agreement, dated as of April 1, 2005, between Warner Chilcott (US), Inc. and Paul Herendeen (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.30	License, Supply and Development Agreement (“DC Agreement”), dated as of September 14, 2005, between Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.31	Addendum I, dated September 14, 2005, to Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.32	Amended and Restated License and Supply Agreement (“Dovonex Agreement”) between Warner Chilcott Company, Inc. and LEO Pharma A/S, dated as of September 14, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.33	Right of First Refusal Agreement between Warner Chilcott Company, Inc. and LEO Pharma A/S, dated as of September 14, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.34	Asset Purchase Agreement between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated as of September 30, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.35	First Amendment to Asset Purchase Agreement, effective as of January 1, 2006, to the Asset Purchase Agreement between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated September 30, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.36	Trademark Assignment, dated as of January 1, 2006, by and among Westwood-Squibb Pharmaceuticals, Inc., Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.37	Amendment, dated as of March 29, 2005, to the Credit Agreement, dated as of January 18, 2005 among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc. and the various lenders party thereto (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.38	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company Inc. and Pfizer Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on August 11, 2006, Commission File No. 333-126660)

10.39	Warner Chilcott Holdings Company, Limited 2005 Equity Incentive Plan, amended and restated as of August 31, 2006 (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

10.40	Amendment No. 2, dated as of April 25, 2006, to the Credit Agreement dated as of January 18, 2005 (as amended by the Amendment dated as of March 29, 2005, the “Credit Agreement”), among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., the Lenders (as defined in the introductory paragraph to the Credit Agreement), and Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent (incorporated herein by reference to the Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on May 12, 2006, Commission File No. 333-126660)

10.41	Waiver, dated September 25, 2006, to Section 3.1, Section 3.3 and Section 3.5(b) of the Option and License Agreement between Barr Laboratories, Inc. (“Barr”) and Galen (Chemicals) Limited dated March 24, 2004 and to Section 2.1 of the Finished Product Supply Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

10.42	First Supplemental Indenture, dated October 19, 2006, among Warner Chilcott Corporation, Warner Chilcott Limited, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Current Report on Form 8-K filed by Warner Chilcott Limited, Commission File No. 001-33039)

Exhibit No.	Description
10.43	Amendment No. 3, dated as of January 29, 2007, to the Credit Agreement dated as of January 18, 2005 (as amended by the Amendment dated as of March 29, 2005 and Amendment No. 2 dated as of April 25, 2006, the “Credit Agreement”), among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., the Lenders (as defined in the introductory paragraph to the Credit Agreement), and Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.44	Form of Restricted Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.45	Form of Share Option Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.46	Form of Bonus Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.47	Form of Management Securities Purchase Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.48	Form of Strip Grant Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.49	Form of 2005 Restricted Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Warner Chilcott Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder’s equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Warner Chilcott Limited and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income taxes in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Florham Park, NJ

February 28, 2008

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

	As of December 31, 2007	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,776	$84,464
Accounts receivable, net	65,774	74,287
Inventories, net	54,031	66,376
Deferred income taxes	39,530	31,778
Prepaid income taxes	—	20,055
Prepaid expenses and other current assets	26,205	18,845

Total current assets	216,316	295,805

Other assets:
Property, plant and equipment, net	57,453	46,035
Intangible assets, net	1,329,427	1,533,757
Goodwill	1,250,324	1,241,452
Other non-current assets	31,454	45,496

Total assets	$2,884,974	$3,162,545

LIABILITIES
Current liabilities:
Accounts payable	$17,883	$23,094
Accrued expenses and other current liabilities	186,895	136,101
Income taxes payable	9,467	—
Current portion of long-term debt	8,284	11,790

Total current liabilities	222,529	170,985

Other liabilities:
Long-term debt, excluding current portion	1,191,955	1,538,960
Deferred income taxes	88,289	113,417
Other non-current liabilities	27,781	10,951

Total liabilities	1,530,554	1,834,313

Commitments and contingencies (see Note 14)

SHAREHOLDERS’ EQUITY
Class A Common Stock, par value $0.01 per share; 500,000,000 shares authorized; 251,073,721 and 251,047,875 shares issued and 250,583,711 and 250,557,866 shares outstanding	2,506	2,506
Additional paid-in capital	2,047,164	2,040,877
Accumulated deficit	(681,479)	(710,156)
Treasury stock, at cost (490,010 Class A shares)	(6,330)	(6,330)
Accumulated other comprehensive (loss) / income	(7,441)	1,335

Total shareholders’ equity	1,354,420	1,328,232

Total liabilities and shareholders’ equity	$2,884,974	$3,162,545

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

	Year Ended December 31,
	2007		2006	2005
REVENUE:
Net sales	$888,192		$751,943	$494,329
Other revenue	11,369		2,514	20,924

Total revenue	899,561		754,457	515,253
COSTS, EXPENSES AND OTHER:
Cost of sales (excludes amortization and impairment of intangible assets)	185,990		151,750	95,224
Selling, general and administrative	265,822		253,937	162,670
Research and development	54,510		26,818	58,636
Amortization of intangible assets	228,330		253,425	233,473
Impairment of intangible assets	—		—	38,876
Acquired in-process research and development	—		—	280,700
Transaction costs	—		—	35,975
Interest (income)	(4,806)		(4,681)	(1,459)
Interest expense	122,424		211,675	149,393
Accretion on preferred stock of subsidiary	—		26,190	31,533

INCOME / (LOSS) BEFORE TAXES	47,291		(164,657)	(569,768)
Provision / (benefit) for income taxes	18,416		(11,147)	(13,122)

NET INCOME / (LOSS)	28,875		(153,510)	(556,646)
Preferential distribution to Class L common shareholders	(a	)	65,112	78,257

Net income / (loss) attributable to Class A common shareholders	$28,875		$(218,622)	$(634,903)

Earnings / (Loss) Per Share:
Class A—Basic	$0.12		$(1.63)	$(7.19)
Class A—Diluted	$0.12		$(1.63)	$(7.19)

Class L—Basic (b)	(a	)	$6.33	$7.35
Class L—Diluted (b)	(a	)	$6.33	$7.34

(a)	All outstanding Class L common stock of the Company (the “Class L common shares”) was converted into Class A common stock of the Company (the “Class A common shares”) in connection with the Company’s initial public offering (“IPO”) in September 2006.
(b)	Earnings per share (“EPS”) for 2006 is calculated through September 30, 2006 as there were no Class L common shares outstanding during the fourth quarter of 2006.

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(All amounts in thousands except share amounts)

	Number of Class A common shares	Number of Class L common shares	Class A Common Stock	Class L Common Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Initial funding from shareholders	88,002,920	10,628,372	$880	$107	$879,042	$—	$—	$—	$880,029
Net (loss)	—	—	—	—	—	(556,646)	—	—	(556,646)
Other comprehensive income	—	—	—	—	—	—	4,165	—	4,165
Stock compensation	5,284,435	43,130	53	—	4,909	—	—	—	4,962

Balance as of December 31, 2005	93,287,355	10,671,502	$933	$107	$883,951	$(556,646)	$4,165	$—	$332,510

Proceeds from IPO	70,600,000	—	706	—	1,004,976	—	—	—	1,005,682
Conversion of Class L common stock	76,549,828	(10,669,441)	765	(107)	(658)	—	—	—	—
Conversion of Preferred Stock in Warner Chilcott Holdings Company II, Limited	9,480,302	—	95	—	134,905	—	—	—	135,000
Net (loss)	—	—	—	—	—	(153,510)	—	—	(153,510)
Stock compensation	1,130,391	—	11	—	17,776	—	—	—	17,787
Other	(83,859)	(2,061)	(4)	—	(73)	—	—	(238)	(315)
Purchase of treasury shares	(406,151)	—	—	—	—	—	—	(6,092)	(6,092)
Other comprehensive (loss)	—	—	—	—	—	—	(2,830)	—	(2,830)

Balance as of December 31, 2006	250,557,866	—	$2,506	$—	$2,040,877	$(710,156)	$1,335	$(6,330)	$1,328,232

Net income	—	—	—	—	—	28,875	—	—	28,875
Stock compensation	17,155	—	—	—	6,115	—	—	—	6,115
Adoption of FIN48 (see Note 15)		—	—	—	—	(198)	—	—	(198)
Exercise of non-qualified options to purchase Class A Common Shares	8,690	—	—	—	172	—	—	—	172
Other comprehensive (loss)	—	—	—	—	—	—	(8,776)	—	(8,776)

Balance as of December 31, 2007	250,583,711	—	$2,506	$—	$2,047,164	$(681,479)	$(7,441)	$(6,330)	$1,354,420

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net Income / (Loss)	$28,875	$(153,510)	$(556,646)
Other comprehensive income / (loss):
Cumulative translation adjustment	524	2,423	(992)
Unrealized (loss) / gain on interest rate swaps (net of tax of $(537), $(107) and $105, respectively)	(9,300)	(5,253)	5,157

Total other comprehensive (loss) / income	(8,776)	(2,830)	4,165

Comprehensive Income / (Loss)	$20,099	$(156,340)	$(552,481)

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$28,875	$(153,510)	$(556,646)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Depreciation	10,250	7,177	3,097
Amortization of intangible assets	228,330	253,425	233,473
Impairment of intangible assets	—	—	38,876
Acquired in-process research & development	—	—	280,700
Deferred income taxes	(28,706)	(15,966)	(48,606)
Amortization of debt finance costs	13,813	30,154	10,364
Stock compensation expense	6,115	17,787	6,532
Accretion on preferred stock of subsidiary	—	26,190	31,533
Changes in assets and liabilities:
Decrease / (increase) in accounts receivable, prepaid and other assets	1,852	(22,914)	(5,923)
Decrease / (increase) in inventories	12,345	(34,978)	13,727
Increase / (decrease) in accounts payable, accrued expenses and other liabilities	32,430	7,933	(8,676)
Increase / (decrease) in income taxes and other, net	34,246	7,437	(20,867)

Net cash provided by / (used in) operating activities	339,550	122,735	(22,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(24,000)	(267,336)	(28,800)
Purchase of business, net of cash acquired	—	—	(2,922,555)
Proceeds from sale of fixed assets	—	—	48
Capital expenditures	(18,798)	(15,420)	(8,339)

Net cash (used in) investing activities	(42,798)	(282,756)	(2,959,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Term borrowings under bank senior secured credit facility	—	240,000	1,400,000
Proceeds from issuance of senior subordinated notes (“Notes”)	—	—	600,000
Repayments under Notes	—	(210,000)	—
Term repayments under bank senior secured credit facility	(350,511)	(468,750)	(10,500)
Repayments on Predecessor long-term debt	—	—	(195,000)
Borrowings under revolving credit facility	—	84,600	101,708
Repayments under revolving credit facility	—	(84,600)	(101,708)
Proceeds from share capital issue, net of expenses	—	1,005,682	880,029
Proceeds from issuance of preferred stock in subsidiary	—	—	402,822
Payments for debt finance costs	—	—	(83,624)
Retirement of preferred stock in subsidiary	—	(327,164)	—
Purchase of treasury stock	—	(6,330)	—
Other	71	(455)	(163)

Net cash (used in) / provided by financing activities	(350,440)	232,983	2,993,564

Net (decrease) / increase in cash and cash equivalents	(53,688)	72,962	11,502
Cash and cash equivalents, beginning of period	84,464	11,502	—

Cash and cash equivalents, end of period	$30,776	$84,464	$11,502

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$111,346	$190,038	$111,918
Income taxes paid	$9,603	$6,629	$33,304

SCHEDULE OF NONCASH ACTIVITIES:
Conversion of preferred shares into Class A common shares	$—	$135,000	$—
Increase / (decrease) in goodwill	$8,872	$(19,325)	$—
(Decrease) / increase in fair value of interest rate swaps, net	$(9,300)	$(5,253)	$5,157

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

The Company began commercial operations on January 5, 2005 (the “Acquisition Date”) when it acquired Warner Chilcott PLC (the “Acquisition”) (“Predecessor”). These financial statements reflect the Acquisition as if the closing took place on January 1, 2005 and the results of operations during the period January 1 through January 4, 2005 were those of the Successor. The period included only two business days and the impact on the results of operations was not material.

The Company is a specialty pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products focused on two therapeutic categories: women’s healthcare and dermatology. Warner Chilcott’s portfolio of pharmaceutical products is promoted in the United States (“U.S.”) by the Company’s sales and marketing organization. The Company operates two manufacturing facilities in Fajardo, Puerto Rico and Larne, Northern Ireland. The Company also distributes a product in Canada.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. The consolidated financial information for the Company presented herein reflects all financial information that is, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

The Company has made certain reclassifications to prior period information to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Foreign Currency

The Company has operations in the U.S., Puerto Rico, United Kingdom (“UK”) and the Republic of Ireland. The results of our non-U.S. operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in Shareholders’ equity and are included as a component of other comprehensive income / (loss).

Derivative Financial Instruments

The Company manages its exposure to certain market risks, including foreign exchange and interest rate risks, through the use of derivative financial instruments and accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 133, “Accounting for Derivative Instruments and Hedging Activities”, 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.

On the date on which the Company enters into a derivative contract, it designates the derivative as: (i) a hedge of the fair value of a recognized asset or liability (fair value hedge), (ii) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge), (iii) a foreign currency fair value or cash flow hedge (foreign currency hedge) or (iv) a derivative instrument that is not designated for hedge accounting treatment. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in comprehensive income / (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. Changes in fair value for derivatives that do not qualify for hedge accounting would be recognized in current earnings.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board (“FOB”), destination. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons, and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $25,659, $20,829 and $24,524 in the years ended December 31, 2007, 2006 and 2005, respectively.

In the fourth quarter of 2006, the Company began to recognize revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of “Other Revenue”. For the years ended December 31, 2007 and 2006, other revenue from licensing rights was $11,369 and $2,514, respectively. Revenue under co-promotion agreements which represent fees earned for promoting the sale of products developed or owned by other companies, such as the Company’s arrangement with Bristol-Myers Squibb Company (“Bristol-Myers”) under which the Company co-promoted DOVONEX through 2005, is also recorded as “Other revenue”. Co-promotion revenues were based on a percentage of the co-promotion party’s net sales (as defined in the agreements) of the promoted product. There is no cost of goods sold associated with co-promotion revenue, and the selling and marketing expenses related to co-promotion revenue are included in selling, general and administrative expenses. The Co-promotion agreement was terminated effective January 1, 2006 (See “Note 5”). Co-promotion revenue was $20,924 in the year ended December 31, 2005.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company establishes accruals for rebates, coupons, trade cash discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on criteria for estimating such contra revenues. Accrued rebates include amounts due under Medicaid, managed care rebates and other contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. As of December 31, 2007 and December 31, 2006, the amounts related to these provisions included as a reduction in accounts receivable were $8,727 and $7,836, respectively. The amounts included in accrued liabilities were $57,482 and $42,725 (of which $49,196 and $35,461 related to reserves for product returns) as of December 31, 2007 and December 31, 2006, respectively.

Advertising and Promotional Costs

Costs associated with advertising and promotion (“A&P”) of the Company’s products are expensed as incurred and are included in selling, general and administrative (“SG&A”) expenses. A&P expenses totaled $81,002, $72,009 and $41,053 in the years ended December 31, 2007, 2006 and 2005, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $33,900, $16,616 and $0 in the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development (“R&D”)

R&D costs are expensed as incurred. Milestone payments made to third parties in connection with R&D collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the respective intangible asset based on future use and anticipated cash flows for the asset. Amounts capitalized for such payments are included in intangible assets, net of accumulated amortization.

Income Taxes

Income taxes are accounted for under SFAS No. 109 “Accounting for Income Taxes.” The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”) on January 1, 2007. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Litigation and Contingencies

The Company is subject to litigation and contingencies in the ordinary course of business. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by- case basis in accordance with SFAS No. 5 “Accounting for Contingencies”. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. In addition to case-by-case contingencies, the Company self-insures for certain liabilities not covered under its litigation insurance based on an estimate of potential claims. The Company develops such estimates in conjunction with its insurance providers and outside counsel.

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

Intangible Assets and Goodwill

Net assets of companies acquired in purchase transactions are recorded at their fair value on the date of acquisition. As such, the historical cost basis of individual acquired assets and liabilities are adjusted to reflect their fair value. Identified intangibles, other than indefinite-lived intangible assets, are amortized on an accelerated or straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows. The majority of the Company’s identifiable intangible assets are owned by its Puerto Rican subsidiary. The Company continually reviews and assesses the long range cash flow forecast for all its products. As a result of changing assumptions in evaluating the recoverability of intangible assets, some assets which are not impaired may be subject to a change in amortization recognized in future periods to better match expected future cash flows.

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses purchased. Goodwill is not amortized and is reviewed for potential impairment on an annual basis, or if events or circumstances indicate, a potential impairment. This analysis is performed at the reporting unit level. The fair value of the Company’s reporting unit is compared with its carrying value, including goodwill. If the fair value of

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill as defined in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) is compared with the carrying amount of that goodwill. An impairment loss would be recorded if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. The Company has one reporting unit and performed its annual impairment test in the fourth quarter of the year ended December 31, 2007, noting no impairment.

Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). An impairment loss would be recognized if the carrying value of an intangible asset were not recoverable. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company’s intangible assets consist of trademarks, patents and other intellectual property and are amortized on either a straight-line or accelerated basis over the individual asset’s estimated useful lives not to exceed 15 years. As of December 31, 2007, the weighted average amortization period of intangible assets was approximately 5.2 years. In addition, the Company has valued a trademark with an indefinite life which is not amortized; however, the carrying value would be adjusted if it were determined that the fair value had declined.

During the quarter ended December 31, 2005, the market performance of two of the Company’s non-core products, SARAFEM and DURICEF, deteriorated triggering the need for an impairment review of the recoverability of the associated intangible assets. The Company’s promotional efforts for SARAFEM in the first half of 2005 were unsuccessful in arresting the decline of the brand, which faced new competitors in the pre-menstrual dysphoric disorder (“PMDD”) segment and, we believe, lost prescriptions to generic fluoxetine. In 2005, the Company substantially reduced its promotion of SARAFEM. DURICEF encountered generic competition in 2005, an event that had been anticipated, but the erosion of prescriptions to the generic versions was more rapid than had been expected. Based on these events, the Company developed undiscounted cash flow forecasts for each of the products to evaluate the carrying value of the associated definite-lived intangible assets relative to their fair value. The Company estimated the fair value of the products using a discounted cash flow analysis. The fair value was compared to the carrying value and the differences were recorded as impairment charges for the quarter ended December 31, 2005 as follows:

	Net Book Value prior to Impairment	Impairment Charge	Ending Net Adjusted Book Value
Product
SARAFEM	$39,186	$11,809	$27,377
DURICEF	27,067	27,067	—

Total	$66,253	$38,876	$27,377

Deferred Loan Costs

Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the term of the respective financing arrangements using the effective interest method. When long-term debt is paid down in advance, the loan fees associated with the prepaid debt are expensed as a component of interest expense in addition to the normal amortization expense recognized. Interest expense resulting from amortization and write-offs of loan fees amounted to $13,813, $30,154 and $10,364 in the years ended December 31, 2007, 2006 and 2005, respectively. Deferred loan costs were $29,409 and $43,222 as of December 31, 2007 and December 31, 2006, respectively, and are included in other non-current assets in the consolidated balance sheet.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R which requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock grants, be measured at fair value and recognized as compensation expense over the vesting periods. The Company adopted SFAS 123R, effective January 1, 2005 using the modified prospective method of transition. As of the adoption date, the Company had no unvested awards.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for the Company as January 1, 2008. The implementation of this standard, for financial assets and financial liabilities, will not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159, if adopted, would be effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of the adoption of SFAS 159 on its consolidated financial position and results of operations.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which took effect on January 1, 2008 and is required to be applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 requires that these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. This new guidance will not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 141R on its consolidated financial position and results of operations.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

3. Initial Public Offering

In September 2006, the Company sold 70,600,000 shares of its Class A common shares in an IPO. Total proceeds to the Company were $1,059,000 (before deducting underwriting discounts and commissions and offering expenses) which were utilized to redeem a portion of the Company’s then outstanding 8.75% Notes in October of 2006, reduce debt outstanding under the senior secured credit facility, repurchase preferred stock, pay the termination fee to affiliates of Bain Capital, LLC, DLJ Merchant Banking, J.P. Morgan Partners, LLC and Thomas H. Lee Partners (the “Sponsors”) with respect to the Sponsor advisory and monitoring agreement and for general corporate purposes.

In connection with the IPO, the Company incurred the following pretax expenses during the year ended December 31, 2006:

	Expense Category	Amount
Stock-based equity compensation:
Grant of Class A common shares to certain executives which vested immediately	G & A	$13,390
Acceleration of vesting on previously issued Return on Capital (“ROC”) restricted shares	G & A	1,275
Grants of restricted shares and stock options to certain employees(1)	G & A	1,679
Buyout of Sponsor advisory and monitoring agreement	G & A	27,423
Premium related to reduction of $210,000 of the Notes	Interest expense	18,375
Expense for write-off of deferred loan costs related to reduction of $210,000 of the Notes	Interest expense	7,961
Expense for write-off of deferred loan costs related to reduction of $405,000 of the senior secured credit facility	Interest expense	10,749

Total expenses included in statement of operations for the year ended December 31, 2006		$80,852

(1)	Expense will be incurred over the applicable vesting period.

4. Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share” and the related guidance, which requires two calculations of EPS to be disclosed: basic EPS and diluted EPS. The Company presents EPS information using the two-class method as the Company’s previously outstanding Class L common shares participated in dividends together with the Class A common shares after the payment of the Class L preference. The Company calculates the dilutive effects on EPS for both classes of shares when applicable. In September 2006, all of the Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

The numerator in calculating Class L common shares basic and diluted EPS is the Class L preference amount of $0, $65,112 and $78,257 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights over Class A common shares (see “Note 13”). The numerator in calculating Class A common shares basic and diluted EPS is an amount equal to consolidated net income / (loss) in the years ended December 31, 2007, 2006 and 2005, increased for the

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

aforementioned Class L preference amount in the years ended December 31, 2006 and 2005. The denominator in calculating both classes of basic and diluted EPS is the weighted average shares outstanding for each respective class of shares.

The following is the calculation of EPS using the two-class method for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income / (loss) available to common shareholders	$28,875	$(153,510)	$(556,646)

Allocation of net income / (loss) to common shareholders:
Class A	$28,875	$(218,622)	$(634,903)
Class L	(a)	$65,112	$78,257

(a)	All outstanding Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the years ended December 31, 2007, 2006 and 2005 (EPS for the year ended December 31, 2006 for the Class L common shares is calculated through September 30, 2006 as there were no Class L common shares outstanding in the fourth quarter of 2006):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	248,916,157	133,896,683	88,311,214
Dilutive effect of stock option grants and unvested restricted stock grants	1,537,883	—	—

Diluted number of common and potential Class A common shares outstanding	250,454,040	133,896,683	88,311,214

Weighted average number of common and potential Class L common shares outstanding:
Basic number of Class L common shares outstanding	(a)	10,280,462	10,641,959
Dilutive effect of restricted stock grants	(a)	1,722	26,294

Diluted number of common and potential Class L common shares outstanding	(a)	10,282,184	10,668,253

Earnings (Loss) per common share:
Class A—Basic	$0.12	$(1.63)	$(7.19)
Class A—Diluted	$0.12	$(1.63)	$(7.19)

Class L—Basic	(a)	$6.33	$7.35
Class L—Diluted	(a)	$6.33	$7.34

(a)	All outstanding Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

Stock options to purchase Class A common shares at various exercise prices were outstanding during each of the periods presented. Stock options of 3,073,607 for the year ended December 31, 2007, 3,067,582 for the

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

year ended December 31, 2006 and 1,917,720 for the year ended December 31, 2005 were not included in the calculations of diluted EPS for the applicable periods as the effect would be anti-dilutive under the treasury stock method.

Unvested restricted stock grants of Class A common shares of 137,597 for the year ended December 31, 2007, 2,047,768 for the year ended December 31, 2006 and 4,966,857 for the year ended December 31, 2005, were not included in the calculation of diluted EPS for the applicable periods as the effect would be anti-dilutive under the treasury stock method.

5. Acquisitions

Product Acquisitions

Year Ended December 31, 2006

DOVONEX

In April 2003, the Company entered into an alliance with LEO Pharma A/S (“LEO Pharma”), the developer of DOVONEX and TACLONEX (and owner of the patents covering these products), and Bristol-Myers, the then exclusive licensee of DOVONEX in the U.S. DOVONEX is a leading non-steroidal topical treatment for psoriasis. The Company acquired Bristol-Myers’ rights to DOVONEX on January 1, 2006 for a purchase price of $205,176, including amounts to acquire Bristol-Myers’ inventories of DOVONEX products on hand at the closing date, plus a 5% royalty on net sales of DOVONEX through December 31, 2007. The Company funded the payment of the purchase price by borrowing $200,000 under the delayed-draw term loan portion of the Company’s senior secured credit facility and funded the remainder using cash on hand. On January 1, 2006, the license and supply agreement with LEO Pharma for DOVONEX became effective and the Company’s co-promotion agreement with Bristol-Myers terminated. Under the LEO Pharma license and supply agreement, the Company will pay LEO Pharma a supply fee with respect to each product within the DOVONEX product portfolio equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty with respect to each product within the DOVONEX product portfolio will be reduced to 5% if a generic equivalent of such DOVONEX product is introduced. The purchase price of $205,176 was allocated to the fair value of the assets acquired as follows:

Inventory	$6,640
Intangible assets (DOVONEX/TACLONEX product family)	198,536

$205,176

TACLONEX

TACLONEX ointment is a psoriasis product that combines a corticosteroid (betamethasone dipropionate) and calcipotriene, the active ingredient in DOVONEX cream. Under various agreements with LEO Pharma, the Company paid $2,000 in December 2001, an additional $10,000 in April 2003 and, in February 2006, a final milestone payment of $40,000 following the U.S. Food and Drug Administration (“FDA”) approval of TACLONEX ointment, to become the exclusive licensee of TACLONEX in the U.S. Under the terms of a license and supply agreement with LEO Pharma, the Company will pay a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement). The Company funded the $40,000 payment to LEO Pharma by borrowing under the delayed-draw term loan portion of the senior secured credit facility. The final $40,000 milestone payment was recorded as an acquired intangible asset (within the DOVONEX / TACLONEX product family) in the Company’s consolidated balance sheet.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Other

The DOVONEX and TACLONEX supply agreements provided that each year the parties will mutually agree to a level of minimum sales of the products for the following year. As of December 31, 2007 no minimum sales levels were established with respect to DOVONEX or TACLONEX for 2008. The product pricing under these supply agreements with LEO Pharma are determined based on a percentage of net product sales (as calculated under the applicable agreements).

Year Ended December 31, 2005

The Acquisition

On October 27, 2004, a company formed by the Sponsors reached an agreement on the terms of a recommended acquisition of the Predecessor. The Acquisition became effective on January 5, 2005 and, following a series of transactions, the Company acquired 100% of the share capital of the Predecessor. The Predecessor’s shareholders received 862 pence sterling (US dollar equivalent $16.17) in cash for each ordinary share, valuing the aggregate share capital at $3,014.4 million at the settlement date exchange rate of 1.8763 US dollar/British pound.

To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of the Company’s management, indirectly funded equity contributions of $1,282.8 million to the Company and certain of its subsidiaries. In addition, certain of the Company’s subsidiaries borrowed an aggregate $2,020.0 million to fund the Acquisition.

The Acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” The total purchase price, including direct costs of acquisition of approximately $3,152.1 million, was allocated to the acquired assets and liabilities based on their estimated fair values at the Acquisition Date. These allocations were determined by management using its assumptions related to the future cash flows expected to be generated from the assets. The excess of the purchase price over the underlying assets acquired and liabilities assumed was allocated to goodwill, which is not deductible for tax purposes. The following table summarizes the estimated values of the assets acquired and liabilities (in thousands) assumed in 2005:

Cash	$229,565
Accounts receivable, net	37,351
Inventory, net	45,125
Prepaid expense and other current assets	8,764
Purchased in-process research and development	280,700
Property, plant and equipment	31,708
Intangible assets, definite-lived	1,733,395
Intangible assets, indefinite-lived	30,000

Total assets acquired	$2,396,608

Accounts payable and accrued expenses	$141,556
Long-term debt	195,000
Other non-current liabilities	2,744
Current and deferred income taxes	165,965

Total liabilities assumed	$505,265

Fair value of net assets acquired	$1,891,343

Goodwill resulting from acquisition at December 31, 2005	$1,260,777	(1)

(1)	See “Note 9” for the subsequent changes in the valuation of goodwill.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Prior to the Acquisition, shares of the Predecessor were publicly traded in the UK and the U.S. The price at which the Acquisition was completed was the result of a competitive process involving several qualified potential purchasers. The recognition of goodwill was the result of a number of factors which contributed to the acquisition price representing a significant premium to the value of identified net assets acquired. These factors included among others: the prospective value of the Company as a platform to complete future acquisitions, the potential tax advantages afforded by the Company’s significant operations in Puerto Rico and the Republic of Ireland and the value of an intact senior management team with a track record of successful execution of value creating strategies.

Approximately $280,700 of the purchase price represents the estimated fair value of product development projects that, as of the acquisition date, were not approved by the FDA for promotion and sale in the U.S. and had no alternative future use (in-process research and development or “IPR&D”). Accordingly, this amount was immediately expensed and is included in the Company’s consolidated statement of operations for the year ended December 31, 2005. The estimated fair value of the acquired IPR&D was comprised of the following projects:

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

We had intended to submit an NDA for an oral contraceptive, WC 2060, in 2006, but based on discussions with the FDA have concluded that an additional clinical study would be necessary to support the application. Consequently, we decided not to proceed with this project.

TACLONEX ointment and LOESTRIN 24 FE were approved by the FDA in January and February of 2006, respectively, and began generating revenue in the first quarter of 2006. The timing of the approvals was generally in line with the assumptions made in estimating the value of the acquired IPR&D for these two product development projects.

Other

In connection with the Company’s acquisitions during the year ended September 30, 2003, the Company entered into certain supply agreements containing minimum product purchase obligations. As of December 31, 2007 these obligations required the Company to purchase products having an aggregate purchase price of at least $7,000. The product pricing under the Company’s supply agreements was agreed through arm’s length negotiations and is determined on a cost-plus basis or as a percentage of net product sales (as calculated under the applicable agreements).

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

6. Derivatives and Fair Value of Financial Instruments

Derivative Financial Instruments

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income / (loss) or comprehensive income / (loss), depending on the timing and designated purpose of the derivative.

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

The terms of the swaps which were effective as of December 31, 2007 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	May-03-05	May-03-08	90 day LIBOR	4.132%
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%
$175,000	Sept-28-07	Sept-30-08	90 day LIBOR	4.950%

The interest rate swaps effectively convert a portion of the variable rate debt under the senior secured credit facility to fixed rate debt. These derivative instruments are designated as cash flow hedges with the related losses recorded in other comprehensive income / (loss) (net of tax) with an offsetting amount included in other non-current (liabilities) / other non-current assets. The (losses) / gains were $(9,300), $(5,253) and $5,157 in the years ended December 31, 2007, 2006 and 2005, respectively.

The Company entered into a foreign currency hedge that was utilized for the payments due in British pounds to the selling stockholders to complete the Acquisition. These derivative transactions were settled on the Acquisition closing date and the resulting loss of $30,282 was included in “Transaction costs” in the consolidated statement of operations for the year ended December 31, 2005.

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2007 and December 31, 2006 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt, other than the Company’s Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(9,395) and $(96) for all swaps as of December 31, 2007 and December 31, 2006, respectively) is at variable rates and reprices frequently. The fair value of the Notes of $401,700 and $399,750 represents the market value of the Notes as of December 31, 2007 and December 31, 2006, respectively.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

7. Inventories

Inventories consist of the following:

	As of December 31, 2007	As of December 31, 2006
Finished goods	$36,592	$44,747
Work-in-progress / Bulk	8,970	10,519
Raw materials	8,469	11,110

	$54,031	$66,376

Amounts above are net of $6,435 and $10,116 related to inventory obsolescence reserves as of December 31, 2007 and December 31, 2006, respectively. Product samples are stated at the lower of cost or market ($4,569 and $3,896 as of December 31, 2007 and December 31, 2006, respectively) and are included in prepaid expenses and other current assets.

8. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	As of December 31, 2007	As of December 31, 2006
Land and buildings	$23,590	$20,266
Plant and machinery	23,640	15,740
Computer equipment and software	20,632	14,080
Furniture and fixtures	2,451	1,329
Construction in Progress	7,476	5,203

	77,789	56,618
Less accumulated depreciation	20,336	10,583

	$57,453	$46,035

Depreciation expense was $10,250, $7,177 and $3,097 in the years ended December 31, 2007, 2006 and 2005, respectively.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

In 2006, goodwill was re-valued from $1,260,777 to $1,241,452 due to a change in tax valuation assumptions. As a result of changes in tax estimates in association with the implementation of FIN48 on January 1, 2007, goodwill was increased by $2,742. As a result of changes in tax valuation assumptions in the fourth quarter of 2007, goodwill was increased by $6,130. Due to the 2007 changes in valuation assumptions, goodwill as of December 31, 2007 is valued at $1,250,324.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Components of the Company’s intangible assets as of December 31, 2007, consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$107,635	$293,365
ESTROSTEP FE	199,100	144,196	54,904
ESTRACE Cream	411,000	126,777	284,223
FEMHRT product family	292,400	147,048	145,352
FEMRING	29,301	5,855	23,446
ESTRACE Tablets	31,500	6,300	25,200
FEMTRACE	10,695	2,129	8,566
DORYX	331,300	96,076	235,224
DOVONEX / TACLONEX product family	249,536	33,783	215,753
SARAFEM	57,800	53,126	4,674
DURICEF	29,000	29,000	—
MOISTUREL	10,900	2,180	8,720

Total Definite-lived intangible assets	2,053,532	754,105	1,299,427

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,083,532	$754,105	$1,329,427

Aggregate amortization expense related to intangible assets was $228,330, $253,425 and $272,349 (including $38,876 related to impairment for 2005) in the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amortization
2008	$194,176
2009	169,091
2010	143,412
2011	127,899
2012	120,596

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

10. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2007	As of December 31, 2006
Royalties under product licensing agreements	$9,961	$9,755
Payroll, commissions, and employee costs	14,817	13,912
Sales returns reserve	49,196	35,461
Medicaid rebate accrual	6,535	6,095
Interest payable	16,286	18,903
Income tax liabilities(1)	46,670	36,137
Provision for loss contracts	10,741	8,140
Litigation settlement reserves	9,250	—
Deferred income	6,741	3,197
Other	16,698	4,501

	$186,895	$136,101

(1)	As of December 31, 2007, all contingent liabilities were related to FIN48 reserves. In addition, FIN48 reserves included as a component of other non-current liabilities totaled $9,907.

11. Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Holdings III and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790,000 senior secured credit facility, with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of a $1,640,000 term loan facility and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250,000. However, the lenders are not committed to provide these additional tranches.

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

The $1,400,000 single-draw term loan was drawn in a single drawing on January 18, 2005 to (i) finance, in part, the purchase of Warner Chilcott PLC shares, (ii) refinance certain existing debt of the Predecessor and its subsidiaries and (iii) pay the fees and expenses related to the Acquisition and related financings. Amounts borrowed under the single-draw term loan that are repaid or prepaid may not be re-borrowed. In 2006, the $240,000 delayed-draw facility was utilized to finance the acquisition of the U.S. rights to the prescription pharmaceutical product DOVONEX from Bristol-Myers for $200,000 and a $40,000 milestone payment to LEO Pharma following FDA approval of TACLONEX ointment. Loans may be made and letters of credit may be issued under the revolving credit facility at any time prior to the final maturity of the revolving credit facility, in specified minimum principal amounts. Amounts repaid under the revolving credit facility may be re-borrowed.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

As of December 31, 2007, there were no borrowings outstanding under the $150,000 revolving credit facility. The revolving credit facility matures on January 18, 2011. Based on our leverage ratio, the interest rates under the revolving credit facility are LIBOR plus 1.50% or ABR plus 0.50%.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making an optional prepayment of $90,000 in December 2007, and aggregate optional prepayments of $340,000 during the year ended December 31, 2007, scheduled quarterly payments under the term loan and delayed-draw term loan facility were reduced to $8,284 annually beginning in the first quarter of 2008. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt, other than permitted debt under the senior secured credit facility, and up to 50% (with reductions based on leverage) of excess cash flow (as defined in the senior secured credit facility). Additional optional prepayments may be made at any time without premium or penalty. On January 29, 2007, the Company entered into an amendment to the senior secured credit facility whereby the interest rates on all term borrowings under the senior secured credit facility were reduced by 0.25% to LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to EBITDA (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit Holdings III’s ability to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. As of December 31, 2007, Holdings III was in compliance with all covenants and the most restrictive financial covenant was the interest coverage ratio.

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

The Company has entered into interest rate swap contracts covering a portion of its variable rate debt. For information relating to interest rate swaps covering $750,000 notional principal amount, refer to Note 6.

8.75% Notes

On January 18, 2005, WCC, our wholly-owned U.S. subsidiary, issued $600,000 aggregate principal amount of 8.75% Notes due 2015. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under our senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium specified in the indenture. On or after February 1, 2010, WCC may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

after February 1, 2013. In addition, WCC was permitted, at its option, at any time prior to February 1, 2008 to redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 108.75% of the principal amount. In connection with the IPO, WCC exercised this option and redeemed $210,000 aggregate principal amount of the Notes on October 31, 2006 for a total price of $228,375 (108.75% of the principal amount), plus accrued interest.

If Holdings III or WCC were to undergo a change of control (as defined in the indenture), each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount, plus accrued and unpaid interest. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of December 31, 2007, we were in compliance with all covenants.

The indenture governing the Notes required that Holdings III provide to holders of the Notes the information required to be contained on Form 10-K, Form 10-Q and Form 8-K under the Securities Exchange Act of 1934 (the “Exchange Act”). Since we have no material assets, liabilities or operations other than our ownership of Holdings III, the information that is included in the Exchange Act reports filed with the SEC by us following the IPO is identical in all material respects to the information included in the reports required to be filed by Holdings III under the indenture. In light of the foregoing, we deemed it advisable not to have two companies within the same consolidated group file reports with the SEC containing materially identical information. Accordingly, on October 19, 2006, we entered into a supplement to the indenture (the “Supplemental Indenture”), without the consent of the holders of the Notes, relating to the indenture in order to:

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Components of Indebtedness

As of December 31, 2007 and 2006, the Company’s outstanding debt included the following:

	Current Portion as of December 31, 2007	Long-Term Portion as of December 31, 2007	Total Outstanding as of December 31, 2007
Revolving credit loan	$—	$—	$—
Term loans	8,284	801,955	810,239
Notes	—	390,000	390,000

Total	$8,284	$1,191,955	$1,200,239

	Current Portion as of December 31, 2006	Long-Term Portion as of December 31, 2006	Total Outstanding as of December 31, 2006
Revolving credit loan	$—	$—	$—
Term loans	11,790	1,148,960	1,160,750
Notes	—	390,000	390,000

Total	$11,790	$1,538,960	$1,550,750

As of December 31, 2007, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2008 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2008	$8,284
2009	8,284
2010	8,284
2011	6,213
2012	779,174
Thereafter	390,000

Total long-term debt	$1,200,239

12. Stock-Based Compensation Plans

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

Total stock compensation expense recognized for the years ended December 31, 2007, 2006 and 2005 was $6,115, $17,787 and $6,532 (related tax benefit was $1,934, $6,656 and $2,470, respectively), respectively. Stock-based compensation expense recognized for the year ended December 31, 2006 included $13,390 relating to a one-time grant of 892,638 Class A common shares at $15.00 a share to certain members of senior

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

management which immediately vested at the time of the IPO. The stock-based compensation expense for the year ended December 31, 2006 also included a one-time expense of $1,275 for the immediate vesting of ROC shares in connection with the IPO. Unrecognized future compensation expense was $6,105 as of December 31, 2007 which will be recognized as an expense over a remaining weighted average period of 1.08 years. The Company has registered 9,310,358 shares of its Class A common stock for issuance under the 2005 Equity Incentive Plan.

The Company granted and intends to continue to grant equity-based incentives to its employees comprised of restricted Class A common shares and non-qualified options to purchase Class A common shares. Restricted Class A common shares are granted and expensed, using the market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase Class A common shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years.

In establishing the value of the options on the grant dates, the Company assumes that the Class A common shares, although having limited volatility history, have a similar volatility as a defined group of comparable companies. The Company assumed that the options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2007 Grants	2006 Grants	2005 Grants
Dividend yield	None	None	None
Expected volatility	35.00 – 50.00%	50.00%	48.00%
Risk-free interest rate	4.03 – 5.03%	4.63 – 4.76%	4.10%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 7.76 years.

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from January 1, 2005 through December 31, 2007:

	Class A Grants
(in thousands except per share amounts)	Shares Granted	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at January 1, 2005	—	—
Granted shares	4,927.3	$1.00

Unvested restricted Class A common shares at December 31, 2005	4,927.3	$1.00

Granted shares	1,132.6	$15.00
Repurchased shares	(478.8)	12.88
Vested shares	(2,916.4)	3.33
Forfeited shares	(2.2)	15.00

Unvested restricted Class A common shares at December 31, 2006	2,662.5	$2.25

Granted shares	24.0	$16.82
Vested shares	(1,466.6)	1.55
Forfeited shares	(6.8)	15.24

Unvested restricted Class A common shares at December 31, 2007	1,213.1	$3.30

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from January 1, 2005 through December 31, 2007:

	Class A Options
(in thousands except per share amounts)	Options Granted	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at January 1, 2005	—	—	—
Granted options	1,918.0	$0.01	$22.98

Balance at December 31, 2005	1,918.0	$0.01	$22.98

Granted options	1,172.7	$8.01	$14.99
Forfeited options	(23.2)	8.02	15.00

Balance at December 31, 2006	3,067.5	$3.01	$19.99

Granted options	133.5	$8.77	$16.84
Exercised options	(8.7)	8.02	15.00
Forfeited options	(118.6)	8.10	15.14

Balance at December 31, 2007	3,073.7	$3.05	$20.05

Vested and exercisable at December 31, 2007	1,216.8	$1.71	$21.29

The intrinsic value of options exercisable is calculated as the difference between the closing price of the Company’s common stock and the exercise price of the options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase Class A common shares that are in the money as of December 31, 2007 are as follows:

(in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at December 31, 2007	1,076.8	$14.98	$17.73	$2,961.2
Vested and exercisable at December 31, 2007	257.9	$14.98	$17.73	$709.2

13. Shareholders’ Equity and Preferred Stock in Subsidiary

The Company has one class of common shares, the Class A common shares, par value $0.01 per share, with 500,000,000 shares authorized, 251,073,721 shares issued and 250,583,711 shares outstanding as of December 31, 2007. In connection with the IPO in 2006, 10,669,441 outstanding Class L common shares all of which were held by the Sponsors, certain institutional investors and members of the Company’s management were converted into 76,549,828 Class A common shares pursuant to the Company’s bye-laws. In addition, Holdings II converted $135,000 of Preferred Shares or 118,246 Preferred Shares into 9,480,302 shares of the Company’s Class A common shares and 286,115 Preferred Shares in Holdings II were redeemed for $327,164. As of December 31, 2007 and 2006, there were no Class L common shares or Preferred Shares outstanding.

Prior to the IPO and during the period ended September 20, 2006, all holders of Class A common shares and Class L common shares voted together as a single class on an as-converted basis. Class L common shares had preferential distribution rights over Class A common shares whereby Class L stockholders were entitled to

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

receive an amount equal to the value of the initial investment in Class L common shares plus an amount sufficient to generate an internal rate of return equal to 10% annually (compounded quarterly), prior to Class A stockholders receiving any Company distributions. As of September 2006, the Class L common share preferential distribution rights (the sum of the initial investment, vesting of strip rights and rate of return) totaled $938,441, which was converted into Class A common shares in September 2006.

To complete the Acquisition, the Sponsors, certain of their limited partners and certain members of the Company’s management, indirectly funded equity contributions of $1,282,851 to the Company and certain of its subsidiaries. The Company’s initial equity of $880,029 was funded with contributions to purchase Class A and Class L common shares of the Company. The Company’s wholly-owned subsidiary, Holdings II’s, initial equity of $402,822 was funded through issuance of Preferred Shares. In addition, certain members of management were granted Preferred Shares in connection with the Acquisition. Each Preferred Share had a liquidation preference of $1,000 plus a cumulative accretion on the stock at a rate of 8% per annum, compounded quarterly. The Preferred Shares in Holdings II were redeemed for cash or converted into Class A common shares in September 2006.

Accretion on Holdings II’s Preferred Shares was $26,190 and $31,533 for the years ended December 31, 2006 and 2005, respectively ($57,723 cumulative accretion over the life of the Preferred Shares). These amounts have been expensed in the consolidated statements of operations of the Company. As of December 31, 2007 and 2006 there were no Preferred Shares outstanding.

14. Commitments and Contingencies

Purchase Commitments

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) and had a contingent purchase obligation with a separate product acquired in 2003 (ESTROSTEP FE) which expired in the third quarter of 2007. The remaining contingency is payable quarterly and is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to the two products totaled $24,000, $28,800 and $28,800 in the years ended December 31, 2007, 2006 and 2005, respectively. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year
2008	$11,600
2009	11,600
2010	2,900

Total	$26,100

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers which aggregate to $16,414. The Company’s aggregate remaining purchase commitments for the next five years as of December 31, 2007 are approximately:

Year
2008	$8,799
2009	7,615
2010	—
2011	—
2012	—

The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $42,492, which are payable within one year.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

DOVONEX and TACLONEX Commitments

The Company acquired Bristol-Myers’ rights to DOVONEX and their related inventory on January 1, 2006 for a purchase price of $205,176 plus a 5% royalty on net sales of DOVONEX through December 31, 2007. Under the LEO Pharma license and supply agreement, the Company will pay LEO Pharma a supply fee with respect to each product within the DOVONEX product portfolio equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty with respect to each product within the DOVONEX product portfolio will be reduced to 5% if a generic equivalent of such DOVONEX product is introduced.

Under the terms of the TACLONEX license and supply agreement, the Company will pay LEO Pharma a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement).

Product Development Agreements with LEO Pharma

In September 2005, the Company entered into agreements with LEO Pharma under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In September 2007, the Company made a $10,000 payment under this agreement as a result of the FDA acceptance of LEO Pharma’s New Drug Application (“NDA”) submission for a TACLONEX scalp product, which is included in R&D expenses in the year ended December 31, 2007. Under the product development agreement, the Company may make payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $140,000. In addition, the Company agreed to pay a supply fee and royalties to LEO Pharma based on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

In January 2006, the Company entered into an agreement with LEO Pharma to acquire an option to purchase certain rights with respect to a topical dermatology product in development. The Company paid $3,000 for the option upon signing (which was recorded as R&D expense in the year ended December 31, 2006) and agreed to pay an additional $3,000 upon completion of developmental milestones. The purchase price for the supply of the product remains subject to negotiation by LEO Pharma and the Company if the option is exercised.

Other Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals, Inc. (“Paratek”) under which the Company acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an upfront fee of $4,000 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. The $4,000 fee is included in R&D expenses in the year ended December 31, 2007. The Company may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In November 2007, the Company entered into an agreement with NexMed, Inc (“NexMed”). Under the terms of the agreement, the Company acquired the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed’s NDA was accepted for review by the FDA in November 2007. The Company paid a license fee of $500 which was recognized in R&D expense in the year ended December 31, 2007. The Company may make additional payments to NexMed upon the achievement of various developmental milestones that could aggregate up to $12,500. In addition, the Company agreed to pay royalties to NexMed based on the net sales, if any, of the products covered under the agreement.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

15. Income Taxes

The Company operates in five primary tax jurisdictions: the UK, the U.S., the Republic of Ireland, Bermuda and Puerto Rico. The following table shows the principal reasons for the difference between the effective tax rate and the U.S. statutory income tax rate:

	Year Ended December 31,
	2007	2006	2005
U.S. statutory rate	35.0%	35.0%	35.0%

Income / (loss) before income taxes	$47,291	$(164,657)	$(569,768)

Income tax provision/(benefit) at U.S. statutory rate	$16,552	$(57,630)	$(199,419)
Non-deductible expenses:
Non cash compensation	—	—	1,067
In-process research and development	—	—	98,245
Transaction costs	—	—	641
Meals and entertainment & other	4,370	3,144	2,646
Effect of foreign tax rates, net	(4,831)	38,688	71,564
Tax reserves, including interest	4,654	3,719	1,789
U.S. state and local taxes	2,244	2,264	1,250
Tax credits	(631)	(1,043)	(163)
Valuation allowance	(3,134)	58	10,599
Other differences, net	(808)	(347)	(1,341)

Provision / (benefit) for income taxes	$18,416	$(11,147)	$(13,122)

Effective income tax rate	38.9%	(6.8)%	(2.3)%

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The components of income / (loss) before income taxes and the provision / (benefit) for income taxes are presented in the tables below:

	Year Ended December 31,
	2007	2006	2005
Income / (loss) before income taxes:
UK	$(2,484)	$(3,658)	$(30,258)
Republic of Ireland	8,316	3,976	10,394
U.S.	30,606	(65,491)	(49,817)
Puerto Rico	21,379	(29,218)	(457,967)
Bermuda & other	(10,526)	(70,266)	(42,120)

Total	47,291	(164,657)	(569,768)

Provision / (benefit) for current taxes:
UK	(53)	(930)	—
Republic of Ireland	1,207	(1,060)	6,883
U.S. federal tax	35,844	(2,205)	24,839
U.S. state and local taxes	8,306	5,923	5,453
Puerto Rico	1,818	3,091	(1,691)

Total	47,122	4,819	35,484

(Benefit) / provision for deferred taxes:
UK	(1,261)	(549)	(443)
Republic of Ireland	(136)	(244)	(3,819)
U.S. federal tax	(21,547)	(10,145)	(38,123)
U.S. state and local taxes	(4,854)	(1,670)	(3,530)
Puerto Rico	(908)	(3,358)	(2,691)

Total	(28,706)	(15,966)	(48,606)

Total provision / (benefit) for income taxes	$18,416	$(11,147)	$(13,122)

Deferred income tax items arise because of differences in the book and tax treatment of certain assets and liabilities. The items giving rise to deferred tax assets and liabilities are summarized in the following table:

	As of December 31, 2007	As of December 31, 2006
Deferred tax assets:
Loss carryforwards	$17,845	$17,520
Accrued expenses	26,541	19,329
Inventory	8,428	6,988
FIN48	7,334	—
State income taxes	883	3,879
Deferred interest	7,925	8,457
Other	5,816	5,695

Gross deferred tax assets	74,772	61,868

Deferred tax liabilities:
Intangible assets	(111,772)	(122,901)
Property, plant and equipment allowances	—	(2,804)

Gross deferred tax liabilities	(111,772)	(125,705)

Valuation allowance	(11,759)	(17,802)

Net deferred tax liabilities	$(48,759)	$(81,639)

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

At December 31, 2007 and 2006, the Company had cumulative gross net operating loss carryforwards (excluding state and local amounts) of $42,419 and $37,547, respectively, of which $42,061 and $36,213 relate to losses in the UK that have an unlimited carryover, and $357 and $204 related to other foreign jurisdictions. For U.S. state and local tax purposes, the Company has a cumulative gross net operating loss carryforward of approximately $220,893 and $172,261 for 2007 and 2006, respectively, which expire in 2012 through 2014. The Company also has a manufacturing credit of $1,466 in Puerto Rico with an indefinite life.

Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred asset related to substantially all of the UK and other foreign jurisdictions’ cumulative gross net operating loss carryforwards, and certain other deferred assets, will not be realized. Accordingly, the Company recorded valuation allowances for 2007 and 2006 of $41,981 and $36,043 related to UK and other foreign deferred tax assets, respectively. The Company recorded a tax benefit of $3,134 related to the release of U.S. state deferred tax valuation allowances.

The Company intends to continue to reinvest accumulated earnings of its subsidiaries for the forseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

Currently, the Internal Revenue Service (“IRS”) is auditing the Company’s U.S. tax returns for the fiscal years ended September 30, 2003 and 2004 and the partial period of October 1, 2004 through January 17, 2005. The IRS has finished its field work related to these periods and the Company expects the IRS to issue a Final Revenue Agents Report in the second quarter of 2008, which would formally close the audit for these periods. The Company believes that it has reached a tentative agreement with the IRS on all tax matters under audit. The Company has recorded the related liabilities as part of its accounting under FIN48. See “Note 10” for the current portion of the FIN48 liabilities. The Company does not expect the impact of the final settlement to be material to its consolidated financial position or results of operations, but it will adversely affect the Company’s cash flows in the quarter in which the final settlement is paid. The partial year ended December 31, 2005 remains under audit. The fiscal year ended December 31, 2006 is open for US audit, but is not currently under audit. While all periods beginning with the partial year ended December 31, 2004 remains open for Puerto Rico, no tax periods are currently under audit in such jurisdiction. In addition, certain state and other foreign jurisdictions for various periods are under audit.

The Company adopted the provisions of FIN48 on January 1, 2007. As a result of the implementation of FIN48, the Company recognized approximately a $2,940 increase in the liability for unrecognized tax benefits. This increase in the liability resulted in a decrease to the January 1, 2007 balance of retained earnings by $198 and an increase in goodwill of $2,742. The increase to goodwill is a result of changes in tax valuation assumptions for the tax periods related to the acquisition of the Company from Warner Chilcott PLC.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

As of January 1, 2007 and December 31, 2007, after the implementation of FIN48, the Company’s liability for unrecognized tax benefits was $40,172 and $46,803, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $15,058 and $16,366 as of January 1, 2007 and December 31, 2007 respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Year Ended December 31, 2007
Balance at January 1, 2007	$40,172
Additions based on tax positions related to current year	1,396
Additions for tax positions of prior years	5,235
Settlements with taxing authorities	—
Lapses of applicable statutes of limitations	—

Balance at December 31, 2007	$46,803

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2007 and 2006, the Company recognized approximately $6,042 and $3,205 in interest and penalties. The Company had approximately $9,774 and $3,292 for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.

On February 25, 2008, the Company’s U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which the Company’s U.S. entities are compensated for services provided on behalf of its non-U.S. entities. The APA provides the Company with greater certainty with respect to the mix of pretax income in the various tax jurisdictions in which the Company operates.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

16. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following is selected information for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Revenue by country of origin:
U.S	$865,450	$731,716	$467,811
All other countries	34,111	22,741	47,442

Total revenue	$899,561	$754,457	$515,253

Revenue breakdown by product:
Net sales:
LOESTRIN 24 FE	$148,892	$44,156	$—
FEMCON FE	32,380	7,527	—
ESTROSTEP FE	70,170	103,007	81,299
OVCON 35/50	15,473	73,842	90,172
ESTRACE Cream	73,105	65,766	53,856
FEMHRT	63,685	58,736	61,154
FEMRING	15,457	11,289	10,711
ESTRACE Tablets	9,696	7,577	9,198
FEMTRACE	3,820	3,281	2,408
DOVONEX	145,311	146,948	—
TACLONEX	127,155	60,119	—
DORYX	115,772	102,432	95,832
SARAFEM	37,690	37,936	41,595
Other products	3,927	8,498	23,580
Contract manufacturing product sales	25,659	20,829	24,524

Total net sales	888,192	751,943	494,329

Other revenue:
Other revenue	11,369	2,514	20,924

Total revenue	$899,561	$754,457	$515,253

	As of December 31, 2007	As of December 31, 2006
Fixed assets:
U.S.	$13,994	$11,551
Puerto Rico	27,232	17,312
UK/Republic of Ireland	16,227	17,172

Total	$57,453	$46,035

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

17. Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the next five years and thereafter as of December 31, 2007 are:

2008	$3,543
2009	1,782
2010	1,609
2011	1,593
2012	1,599
Thereafter	316

Total	$10,442

Lease and rental expenses totaled $7,793, $6,273 and $4,721 in the years ended December 31, 2007, 2006 and 2005, respectively.

18. Legal Proceedings

General Matters

The Company is involved in various legal proceedings in the normal course of its business, including product liability and other litigation. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. The Company maintains insurance with respect to potential litigation in the normal course of its business based on its consultation with its insurance consultants and outside legal counsel, and in light of current market conditions, including cost and availability. In addition, the Company self-insures for certain liabilities not covered under its litigation insurance based on estimates of potential claims developed in consultation with its insurance consultants and outside legal counsel.

The Company’s most significant legal proceedings are described below:

Hormone Therapy Product Liability Litigation

Approximately 564 product liability suits have been filed against the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

Approximately 75% of the complaints filed against the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 564 suits that were filed, 420 have been dismissed and 76 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 20 cases to plaintiffs’ counsel.

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

Based upon these actions (i) the Federal Trade Commission (the “FTC”) brought suit against the Company and Barr in the U.S. District Court for the District of Columbia (the “Court”) alleging that the Company’s agreements with Barr relating to OVCON 35 (the “OVCON Agreements”) constituted unfair competition under Section 5 of the FTC Act, (ii) thirty-four states and the District of Columbia (collectively, the “State Plaintiffs”) brought suit against the Company alleging that the OVCON Agreements violated Section 1 of the Sherman Act and various state antitrust and

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

consumer protection statutes (iii) one consolidated class action suit was brought on behalf of direct purchaser plaintiffs (the “Class Action Direct Purchaser Plaintiffs”) and two suits were brought by individual direct purchaser plaintiffs (the “Non-Class Action Direct Purchaser Plaintiffs) against the Company and Barr in the Court alleging violations of Section 1 of the Sherman Act (iv) one third-party-payor class action lawsuit was brought against the Company and Barr in the Court alleging violations of Section 1 of the Sherman Act and the antitrust and/or consumer protection laws and unjust enrichment laws of various states and the District of Columbia and (v) two personal use consumer plaintiffs brought a class action lawsuit against the Company and Barr in the Court alleging violations of Sections 1 and 2 of the Sherman Act and the antitrust and/or consumer protection laws and unjust enrichment laws of various states. On October 22, 2007, the Court granted the Class Action Direct Purchaser Plaintiffs’ motion for class certification.

In August 2006, the Company completed manufacturing validation for a chewable version of OVCON 35 (initially “OVCON 35 FE” and now “FEMCON FE”). In September of 2006, the Company launched OVCON 35 FE and stopped shipping OVCON 35 to consumers as the Company began the process of transitioning from OVCON 35 to OVCON 35 FE. On September 25, 2006, the FTC filed a motion for a preliminary injunction alleging that the Company’s transition from OVCON 35 to OVCON 35 FE would impede the market for a generic version of OVCON 35. As a result of the launch of OVCON 35 FE, the Company had expected to engage in discussions with Barr about the effect of the launch on the parties’ agreements. However, the Company’s review of its agreements with Barr and the resulting decision to terminate the exclusivity provisions in these agreements relating to OVCON 35 was accelerated based upon the FTC’s September 25, 2006 motion for preliminary injunctive relief, which, if granted, would have had a materially adverse effect on the Company’s plans for the sale and marketing of OVCON 35 FE. Accordingly, on September 25, 2006 the Company unilaterally signed a waiver which terminated the exclusivity provisions contained in the OVCON Agreements and, on October 2006, Barr launched a generic version of OVCON 35.

As of December 31, 2007, the Company had settled each of the above mentioned suits (subject, in some instances, to final approval by the Court) as follows:

•

On October 10, 2006, the Company and the FTC agreed to a settlement in principle and the FTC withdrew its motion for a preliminary injunction. On October 23, 2006, the Court approved the settlement of all claims filed by the FTC against the Company. Under the terms of the settlement, the Company was not required to pay any monetary damages.

•

On April 9, 2007, the Company agreed to settlements in principle in the actions brought by the third-party-payor plaintiffs and the consumer plaintiffs. Under the terms of the settlements, all claims in these actions will be dismissed and the litigations will be terminated in exchange for cash payments and/or donations of product samples with an aggregate value of approximately $2,000 (or approximately $6,500 in the aggregate, if the product samples are valued at the fair market value of commercial trade product). The Court approved the settlement of the third-party-payor and consumer actions on November 15, 2007. The third-party-payor settlement is now final. On December 10, 2007, one objecting consumer, filed a notice of appeal to the U.S. Court of Appeals for the District of Columbia, challenging the Court’s approval of the consumer action settlement. The U.S. Court of Appeals for the District of Columbia has not yet scheduled briefing on this appeal. The remaining consumer plaintiffs party to the class action filed a motion for summary affirmance of the class settlement on February 13, 2008 and the Company joined the motion by separate filing on February 14, 2008. As a result of these settlements, the Company recorded an expense in its consolidated statement of operations for the year ended December 31, 2007 in the amount of $2,000.

•

On June 29, 2007, the Court approved the Company’s settlement of the action brought by the State Plaintiffs and entered the agreed-upon final order with respect thereto. As a result of this settlement, the Company recorded an expense in its consolidated statement of operations for the year ended December 31, 2007 in the amount of $5,500.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

•

On September 6, 2007, the Court approved the Company’s settlement of the two antitrust actions brought by the Non-Class Action Direct Purchaser Plaintiffs. As a result of this settlement, the Company recorded an expense in its consolidated statement of operations for the year ended December 31, 2007 in the amount of $10,000.

•

On November 8, 2007, the Company reached a tentative settlement of the one continuing antitrust class action lawsuit brought by the Class Action Direct Purchaser Plaintiffs. On January 2, 2008, the Court preliminarily approved this settlement. The settlement remains subject to necessary approval by the Court. The Court has scheduled briefing on the motion for final approval and a fairness hearing for June 27, 2008. As a result of this tentative settlement, the Company recorded an expense in its consolidated statement of operations for the year ended December 31, 2007 in the amount of $9,000.

Patent Matters

In June 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) regarding the Company’s U.S. Patent No. 5,552,394 (the “394 Patent”) which covers LOESTRIN 24 FE. The Paragraph IV certification letter sets forth allegations of non-infringement and invalidity of the 394 Patent. On July 28, 2006, the Company filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey for infringement of the 394 Patent. The Company is seeking a ruling that Watson’s ANDA and proposed ANDA product infringe the 394 Patent, and that Watson’s ANDA should not be approved before the expiration of the 394 Patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the court to resolve the suit. The parties have begun discovery and the Company is awaiting the court’s decision on its appeal regarding its motion to disqualify one of the law firms representing Watson. No trial date has been set. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that Watson’s ANDA infringes the Company’s 394 Patent.

In 2006, LEO Pharma received notices of Paragraph IV certifications from three parties regarding LEO Pharma’s DOVONEX 0.005% Calcipotriene Solution (“DOVONEX Solution”) which is covered by LEO Pharma’s U.S. Patent No. 5,763,426 (the “426 Patent”). The Paragraph IV certification letters advised LEO Pharma of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of DOVONEX Solution prior to the expiration in 2015 of the 426 Patent. The Company markets and sells DOVONEX Solution in the United States pursuant to a license agreement with LEO Pharma. The certification letters set forth allegations of non-infringement and invalidity of the 426 patent. The Company and LEO Pharma elected not to bring an infringement action with respect to these ANDAs. If any of the parties are successful in obtaining FDA approval for a generic version of DOVONEX Solution they could market and sell the product as early as the first quarter of 2008.

On September 21, 2006, LEO Pharma informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s U.S. Patent No. 6,753,013 (the “013 Patent”) in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. The 013 Patent covers TACLONEX and certain of LEO Pharma’s products in development. The Company markets and sells TACLONEX in the United States under a license agreement with LEO Pharma and has license rights to the products in development. LEO Pharma filed a response with the USPTO on November 13, 2006. In September 2007, LEO Pharma received a non-final Action Closing Prosecution from the USPTO, pursuant to which the patent examiner allowed the specific formulation claim for TACLONEX but rejected the remaining pending claims in the reexamination of the 013 Patent. LEO Pharma intends to vigorously defend the 013 Patent and filed a response with the USPTO on December 5, 2007. While the Company can offer no assurance as to the ultimate outcome of the reexamination proceedings, including any related appeals, the Company continues to believe that

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

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

In August 2007, the Company received notice of a Paragraph IV certification from Barr regarding the Company’s U.S. Patent No. 6,667,050 (the “050 Patent”) which covers FEMCON FE. The Paragraph IV certification letter advised the Company of the filing of Barr’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On September 24, 2007, the Company’s subsidiary, Warner Chilcott Company, Inc., filed a lawsuit against Barr in the U.S. District Court for the District of New Jersey (the “N.J. District Court”) for infringement of the 050 Patent (the “Barr Action”). The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Barr’s notice to allow the N.J. District Court to resolve the suit. In its answer, Barr contends that the 050 Patent is invalid and unenforceable and asserts that it does not infringe the 050 Patent. In August 2007, the Company also received a notice of a Paragraph IV certification from Watson Laboratories, Inc. (“Watson Lab”) regarding the Company’s 050 Patent. The Paragraph IV certification letter advised the Company of the filing of Watson Lab’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On October 1, 2007, the Company’s subsidiary, Warner Chilcott Company, Inc., filed a lawsuit against Watson Lab in the N.J. District Court charging Watson Lab with infringing the 050 Patent (the “Watson Lab Action”). The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson Lab’s notice to allow the N.J. District Court to resolve the suit. In its answer, Watson Lab, similarly contends that the 050 Patent is invalid and unenforceable and asserts that it does not infringe the 050 Patent. On February 14, 2007, the N.J. District Court held a scheduling conference with respect to the Barr Action and Watson Lab Action and consolidated the two actions for all purposes. No trial date has yet been set. The Company cannot provide any assurance as to when the consolidated action will be decided or whether the N.J. District Court will find that the defendants’ ANDA products will infringe the Company’s 050 Patent.

Securities Litigation

In November 2006, the Company and certain of its officers, were named as defendants in Albano v. Warner Chilcott Limited et al., a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York. Subsequently, similar purported class action lawsuits were filed. The complaints asserted claims under the Securities Act of 1933 on behalf of a class consisting of all those who were allegedly damaged as a result of acquiring the Company’s common stock in connection with its IPO between September 20, 2006 and September 26, 2006. A consolidated amended complaint, which adds as defendants the lead underwriters for the IPO, was filed on May 4, 2007. The consolidated amended complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning its planned transition from the sale of OVCON 35 to the sale of its new patented product, OVCON 35 FE (now FEMCON FE). The Company and the individual defendants answered the complaint on June 18, 2007. The District Court certified the plaintiff class on February 4, 2008. The litigation is at a relatively early stage and the Company and the individual defendants intend to defend the actions vigorously. The Company is not able at present to reasonably estimate potential losses, if any, in connection with the litigation but an adverse resolution could have a material adverse effect on its financial position, results of operations and cash flows.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

19. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company distributes its pharmaceutical products through wholesalers and distributors, and directly to certain national retail drug and grocery store chains. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s net sales and/or 10% of the Company’s gross accounts receivable. As of December 31, 2007 and 2006, gross accounts receivable from Cardinal Health, Inc. totaled $26,113 and $20,562, respectively. Gross accounts receivable from McKesson Corporation as of December 31, 2007 and 2006 totaled $24,283 and $35,882, respectively. As of December 31, 2007 and 2006, gross accounts receivable from AmerisourceBergen Corporation totaled $8,042 and $7,778, respectively. As of December 31, 2007 and 2006, gross accounts receivable from CVS Caremark Corporation (“CVS”) totaled $66 and $5,084, respectively.

In June 2007, CVS, a national retail drug store chain that previously accounted for over 10% of the Company’s net sales and accounts receivable, began purchasing through one of the Company’s existing wholesale customers. As a result of this change, the Company’s customer concentration increased as the number of customers was reduced from four to three. The following table shows significant customer sales as a percentage of total revenues:

	Year Ended December 31,
	2007	2006	2005
Cardinal Health, Inc.	36%	30%	14%
McKesson Corporation	35%	36%	28%
AmerisourceBergen Corporation	10%	11%	19%
CVS	4%	10%	10%

The following table shows revenue generated from products provided by significant suppliers as a percentage of total revenues. In the event that a supplier suffers an event that causes it to be unable to manufacture the Company’s product requirements for a sustained period, the resulting shortages of inventory could have a material adverse effect on the business of the Company.

	Year Ended December 31,
	2007	2006	2005
LEO Pharma	30%	27%	0%
Hospira	13%	14%	19%
Barr	10%	19%	21%
Bristol-Myers	0%	0%	18%

Net sales of the following products accounted for more than 10% of total revenue:

	Year Ended December 31,
	2007	2006	2005
LOESTRIN 24 FE	17%	6%	0%
DOVONEX	16%	19%	4%
TACLONEX	14%	8%	0%
DORYX	13%	14%	19%
ESTROSTEP FE	8%	14%	16%
ESTRACE Cream	8%	9%	10%
FEMHRT	7%	8%	12%
OVCON 35/50	2%	10%	18%

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company has $29,029 of its cash on hand as of December 31, 2007 with two financial institutions.

20. Defined Contribution Plans

The Company makes matching contributions to a 401(k) savings plan in the U.S. Similar defined contribution plans are in place in Puerto Rico and the UK. The U.S. plan provides eligible employees with the option to defer amounts not in excess of 15% of his or her compensation. The Company makes matching contributions to the plan on behalf of all participants who make elective deferrals. The Company contributes and allocates to each participant’s account matching contributions equal to 75% of up to 6% of the participant’s compensation. The Company’s contributions vest at 25% per year up to 100% at the participant’s completion of four years of employment.

The Company’s total contributions to all plans were $2,869, $2,514 and $2,073 in the years ended December 31, 2007, 2006 and 2005, respectively.

21. Related Parties

The Company paid its Sponsors a fixed advisory and monitoring fee of $5,000 per year. In connection with the IPO, the Company terminated this agreement. During the year ended December 31, 2006, the Company paid $3,750 in annual management fees and a buyout fee of $27,423 upon termination. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company, Holdings III and Warner Chilcott Intermediate (Luxembourg) S.a.r.l. (the direct parent of WCC) are guarantors of the Notes. In addition, WCCI and Warner Chilcott (US), LLC (together, the “Subsidiary Guarantors”) are guarantors of the Notes. Holdings II is the direct parent of Holdings III and is not a guarantor for the Notes. Holdings II is a wholly-owned subsidiary of the Company and its only non-current asset is the capital stock of Holdings III.

The following financial information presents the condensed consolidating balance sheets as of December 31, 2007 and December 31, 2006, and the related statements of operations and cash flows for the years ended December 31, 2007, 2006 and 2005.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2007

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1,205	$15	$993	$578	$1,108	$20,294	$6,583	$—	$30,776
Accounts receivable, net	5	—	5	—	10	65,530	224	—	65,774
Intercompany	—	—	810	4,000	—	157,574	21,284	(183,668)	—
Inventories	—	—	—	—	—	49,932	4,099	—	54,031
Prepaid expenses & other current assets	245	—	—	—	—	62,928	2,562	—	65,735

Total Current assets	1,455	15	1,808	4,578	1,118	356,258	34,752	(183,668)	216,316

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	41,226	16,227	—	57,453
Intangible assets, net	—	—	—	—	—	1,070,760	258,667	—	1,329,427
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	15,702	15,752	—	—	31,454
Investments in subsidiaries	1,356,780	1,356,776	1,360,245	786,274	1,500,655	—	—	(6,360,730)	—

Total Assets	$1,358,235	$1,356,791	$1,362,053	$790,852	$1,517,475	$2,734,320	$309,646	$(6,544,398)	$2,884,974

Liabilities
Current Liabilities:
Accounts payable	$790	$—	$—	$—	$—	$16,053	$1,040	$—	$17,883
Intercompany	630	17	5,414	296	147,195	13,243	16,873	(183,668)	—
Accrued expenses & other current liabilities	2,395	—	—	—	(2,241)	194,623	1,585	—	196,362
Current portion of long-term debt	—	—	—	—	2,132	6,152	—	—	8,284

Total Current Liabilities	3,815	17	5,414	296	147,086	230,071	19,498	(183,668)	222,529

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	595,232	596,723	—	—	1,191,955
Other non-current liabilities	—	—	—	—	(10,538)	115,193	11,415	—	116,070

Total Liabilities	3,815	17	5,414	296	731,780	941,987	30,913	(183,668)	1,530,554

Shareholders’ equity	1,354,420	1,356,774	1,356,639	790,556	785,695	1,792,333	278,733	(6,360,730)	1,354,420

Total Liabilities and Shareholders’ Equity	$1,358,235	$1,356,791	$1,362,053	$790,852	$1,517,475	$2,734,320	$309,646	$(6,544,398)	$2,884,974

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the year ended December 31, 2007

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$899,561	$37,782	$(37,782)	$899,561
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	198,149	4,609	(16,768)	185,990
Selling, general & administrative	10,651	36	38	148	681	270,516	4,751	(20,999)	265,822
Research and development	—	—	—	5	—	52,950	1,555	—	54,510
Amortization of intangible assets	—	—	—	—	—	193,484	34,846	—	228,330
Intercompany dividends (received)	—	—	(7,882)	—	—	—	—	7,882	—
Interest (income)	(305)	(1)	(76)	(2)	(81)	(4,126)	(215)	—	(4,806)
Interest expense	—	—	—	—	52,263	70,161	—	—	122,424

(Loss) / income before income taxes	(10,346)	(35)	7,920	(151)	(52,863)	118,427	(7,764)	(7,897)	47,291
Income tax (benefit) / provision	—	—	—	—	(22,759)	42,423	(1,248)	—	18,416
Equity earnings of / (losses) in subsidiaries	39,221	39,256	31,336	12,856	42,960	—	—	(165,629)	—

Net income / (loss)	$28,875	$39,221	$39,256	$12,705	$12,856	$76,004	$(6,516)	$(173,526)	$28,875

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the year ended December 31, 2006

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$754,457	$31,331	$(31,331)	$754,457
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	155,407	3,327	(6,984)	151,750
Selling, general & administrative	2,660	46	27,517	180	2,916	242,576	2,386	(24,344)	253,937
Research and development	—	—	—	—	—	25,521	1,297	—	26,818
Amortization of intangible assets	—	—	—	—	—	218,224	35,201	—	253,425
Intercompany dividends (received)	—	—	(46,869)	—	—	—	—	46,869	—
Interest (income)	(217)	(45)	(62)	—	(1,401)	(2,909)	(47)	—	(4,681)
Interest expense	—	—	13,989	—	108,456	89,230	—	—	211,675
Accretion on preferred stock in subsidiary	—	26,190	—	—	—	—	—	—	26,190

(Loss) / income before income taxes	(2,443)	(26,191)	5,425	(180)	(109,971)	26,408	(10,833)	(46,872)	(164,657)
Income tax (benefit) / provision	—	—	—	—	(38,490)	28,429	(1,086)	—	(11,147)
Equity (losses) in / earnings of subsidiaries	(151,067)	(124,876)	(130,301)	(56,733)	14,748	—	—	448,229	—

Net (loss) / income	$(153,510)	$(151,067)	$(124,876)	$(56,913)	$(56,733)	$(2,021)	$(9,747)	$401,357	$(153,510)

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the year ended December 31, 2005

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$509,477	$43,736	$(37,960)	$515,253
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	98,362	7,151	(10,289)	95,224
Selling, general & administrative	—	—	217	—	2,549	187,161	422	(27,679)	162,670
Research and development	—	—	—	—	—	56,923	1,713	—	58,636
Amortization of intangible assets	—	—	—	—	—	201,584	31,889	—	233,473
Impairment of intangible assets	—	—	—	—	—	38,876	—	—	38,876
Acquired in-process research & development	—	—	—	—	—	280,700	—	—	280,700
Transaction costs	—	—	—	—	5,625	29	30,321	—	35,975
Intercompany dividends (received)	—	—	—	—	(17,595)	—	—	17,595	—
Interest (income)	—	—	—	—	(38)	(939)	(482)	—	(1,459)
Interest expense	—	—	10,360	—	76,062	62,971	—	—	149,393
Accretion on preferred stock in subsidiary	—	31,533	—	—	—	—	—	—	31,533

(Loss) before income taxes	—	(31,533)	(10,577)	—	(66,603)	(416,190)	(27,278)	(17,587)	(569,768)
Income tax (benefit) / provision	—	—	—	—	(29,470)	15,915	433	—	(13,122)
Equity (losses) in / earnings of subsidiaries	(556,646)	(525,113)	(514,536)	(19,591)	17,542	—	—	1,598,344	—

Net (loss) / income	$(556,646)	$(556,646)	$(525,113)	$(19,591)	$(19,591)	$(432,105)	$(27,711)	$1,580,757	$(556,646)

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2007

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net cash (used in) / provided by operating activities	$(9,020)	$(34)	$(645)	$(35)	$2,479	$340,869	$5,936	$—	$339,550

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(24,000)	—	—	(24,000)
Capital expenditures	—	—	—	—	—	(15,702)	(3,096)	—	(18,798)

Net cash (used in) investing activities	—	—	—	—	—	(39,702)	(3,096)	—	(42,798)

Cash flows from financing activities:
Repayments of bank senior secured credit facility	—	—	—	—	(2,132)	(348,379)	—	—	(350,511)

Other	132	—	—	—	—	(61)	—	—	71

Net cash provided by / (used in) financing activities	132	—	—	—	(2,132)	(348,440)	—	—	(350,440)

Net (decrease) / increase in cash and cash equivalents	$(8,888)	$(34)	$(645)	$(35)	$347	$(47,273)	$2,840	$—	$(53,688)

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2006

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net cash (used in) / provided by operating activities	$(336)	$0	$(28,642)	$(3,987)	$(87,798)	$241,338	$2,160	$—	$122,735

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(267,336)	—	—	(267,336)
Capital expenditures	—	—	—	—	—	(13,581)	(1,839)	—	(15,420)
Investments in subsidiaries	(989,161)	(661,948)	(468,944)	(441,195)	—	—	—	2,561,248	—

Net cash (used in) / provided by investing activities	(989,161)	(661,948)	(468,944)	(441,195)	—	(280,917)	(1,839)	2,561,248	(282,756)

Cash flows from financing activities:
Borrowings under the senior secured credit facility	—	—	—	—	—	240,000	—	—	240,000
Repayments of the senior secured credit facility	—	—	(162,770)	—	(142,842)	(163,138)	—	—	(468,750)
Repayments under Notes	—	—	—	—	(210,000)	—	—	—	(210,000)
Borrowings under revolving credit facility	—	—	—	—	20,000	64,600	—	—	84,600
Repayments under revolving credit facility	—	—	—	—	(20,000)	(64,600)	—	—	(84,600)
Proceeds from share capital issue, net of expenses	1,005,682	989,161	661,948	445,795	441,195	23,149	—	(2,561,248)	1,005,682
Retirement of preferred stock in subsidiary	—	(327,164)	—	—	—	—	—	—	(327,164)
Purchase of treasury stock	(6,092)	—	—	—	—	(238)	—	—	(6,330)
Other	—	—	—	—	—	(455)	—	—	(455)

Net cash provided by / (used in) financing activities	999,590	661,997	499,178	445,795	88,353	99,318	—	(2,561,248)	232,983

Net increase in cash and cash equivalents	$10,093	$49	$1,592	$613	$555	$59,739	$321	$—	$72,962

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2005

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net cash provided by / (used in) operating activities	$—	$—	$24,454	$(13)	$85,740	$(32,023)	$(82,979)	$(17,595)	$(22,416)

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(28,800)	—	—	(28,800)
Purchase of business, net of cash acquired	—	—	—	—	—	(2,892,195)	(30,360)	—	(2,922,555)
Proceeds from sale of fixed assets	—	—	—	—	—	—	48	—	48
Capital expenditures	—	—	—	—	—	(8,017)	(322)	—	(8,339)
Investments in subsidiaries	(880,029)	(1,282,846)	(1,464,440)	(408,547)	(1,425,984)	—	—	5,461,846	—

Net cash (used in) / provided by investing activities	(880,029)	(1,282,846)	(1,464,440)	(408,547)	(1,425,984)	(2,929,012)	(30,634)	5,461,846	(2,959,646)

Cash flows from financing activities:
Borrowings under the senior secured credit facility	—	—	164,000	—	355,000	881,000	—	—	1,400,000
Proceeds from issuance of Notes	—	—	—	—	600,000	—	—	—	600,000
Repayments on Predecessor long-term debt	—	—	—	—	—	(195,000)	—	—	(195,000)
Repayments under the senior secured credit facility	—	—	(1,230)	—	(2,662)	(6,608)	—	—	(10,500)
Borrowings under revolving credit facility	—	—	—	—	44,309	57,399	—	—	101,708
Repayments under revolving credit facility	—	—	—	—	(44,309)	(57,399)	—	—	(101,708)
Payments for debt finance costs	—	—	(5,589)	—	(42,428)	(35,607)	—	—	(83,624)
Proceeds from share capital issue, net of expenses	880,029	880,029	1,282,851	408,560	430,540	2,342,836	117,035	(5,461,851)	880,029
Proceeds from issuance of preferred stock in subsidiary	—	402,822	—	—	—	—	—	—	402,822
Intercompany dividends (paid) / received	—	—	—	—	—	(17,595)	—	17,595	—
Other	—	(5)	—	—	—	(163)	—	5	(163)

Net cash provided by / (used in) financing activities	880,029	1,282,846	1,440,032	408,560	1,340,450	2,968,863	117,035	(5,444,251)	2,993,564

Net increase in cash and cash equivalents	$0	$0	$46	$0	$206	$7,828	$3,422	$—	$11,502

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

23. Valuation and Qualifying Accounts

A summary of the valuation and qualifying accounts is as follows:

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs	Balance at End of Period
Revenue Reserves(a)
Year Ended December 31, 2007	$50,561	$138,688	$123,040	$66,209
Year Ended December 31, 2006	37,193	103,726	90,358	50,561
Year Ended December 31, 2005	32,606	82,085	77,498	37,193

Deferred income tax valuation allowances:
Year Ended December 31, 2007	$17,802	$490	$6,533	$11,759
Year Ended December 31, 2006	12,116	5,686	—	17,802
Year Ended December 31, 2005	9,078	12,116	9,078	12,116

(a)	See “Note 2” for additional description of revenue reserve categories.

24. Quarterly Data (unaudited)

A summary of the quarterly results of operations is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2007
Total Revenues	$218,421	$226,973	$226,464	$227,703
Cost of Sales (excluding amortization)	50,597	46,296	45,490	43,607
Amortization of intangible assets	57,553	57,554	57,054	56,169
Net (Loss) / Income	(4,502)	7,897	5,793	19,687

Earnings (loss) per Share:
Class A—Basic	$(0.02)	$0.03	$0.02	$0.08
Class A—Diluted	(0.02)	0.03	0.02	0.08

Year Ended December 31, 2006
Total Revenues	$166,461	$186,970	$194,668	$206,358
Cost of Sales (excluding amortization and impairment)	31,807	37,211	39,186	43,546
Amortization of intangible assets	58,826	63,148	63,151	68,300
Net (Loss)	(27,256)	(36,706)	(81,028)	(8,520)

Earnings (loss) per Share:
Class A—Basic	$(0.55)	$(0.66)	$(0.95)	$(0.03)
Class A—Diluted	(0.55)	(0.66)	(0.95)	(0.03)

Class L—Basic	2.05	2.10	2.20	(a )
Class L—Diluted	2.05	2.10	2.20	(a )

(a)	All outstanding Class L common shares were converted into Class A common shares in connection with the Company’s IPO.