Form 10-Q
period 2008-03-31
Warner Chilcott Ltd
filed 2008-05-09
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-33039

WARNER CHILCOTT LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	98-0496358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. - Employer Identification No.)

Channel House, Suite 3-105, Longfield Road, Southside, St. David’s, Bermuda

(Address of principal executive offices)

(441)-292-0068

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 1, 2008, the registrant had 250,795,472 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of March 31, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,239	$30,776
Accounts receivable, net	84,798	65,774
Inventories, net	60,737	54,031
Prepaid income taxes	24,795	—
Prepaid expenses and other current assets	55,181	65,735

Total current assets	241,750	216,316

Other assets:
Property, plant and equipment, net	59,551	57,453
Intangible assets, net	1,279,714	1,329,427
Goodwill	1,250,324	1,250,324
Other non-current assets	29,936	31,454

Total assets	$2,861,275	$2,884,974

LIABILITIES
Current liabilities:
Accounts payable	$19,366	$17,883
Accrued expenses and other current liabilities	143,343	186,895
Income taxes payable	—	9,467
Current portion of long-term debt	8,284	8,284

Total current liabilities	170,993	222,529

Other liabilities:
Long-term debt, excluding current portion	1,189,884	1,191,955
Other non-current liabilities	118,118	116,070

Total liabilities	1,478,995	1,530,554

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 251,272,274 and 251,073,721 shares issued and 250,771,130 and 250,583,711 outstanding	2,508	2,506
Additional paid-in capital	2,049,083	2,047,164
Accumulated deficit	(647,821)	(681,479)
Treasury stock, at cost (501,144 shares and 490,010 shares, respectively)	(6,341)	(6,330)
Accumulated other comprehensive (loss)	(15,149)	(7,441)

Total shareholders’ equity	1,382,280	1,354,420

Total liabilities and shareholders’ equity	$2,861,275	$2,884,974

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
REVENUE
Net sales	$223,700	$216,159
Other revenue	5,783	2,262

Total revenue	229,483	218,421

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	47,770	50,597
Selling, general and administrative	55,227	77,898
Research and development	12,180	7,432
Amortization of intangible assets	52,613	57,553
Interest income	(418)	(1,331)
Interest expense	24,436	32,275

INCOME / (LOSS) BEFORE TAXES	37,675	(6,003)
Provision / (benefit) for income taxes	4,017	(1,501)

NET INCOME / (LOSS)	$33,658	$(4,502)

Earnings / (loss) per share:
Class A—Basic	$0.13	$(0.02)
Class A—Diluted	$0.13	$(0.02)

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$33,658	$(4,502)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	2,925	2,354
Amortization of intangible assets	52,613	57,553
Amortization of debt finance costs	1,559	3,193
Stock compensation expense	1,810	1,685
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid expenses and other current assets	(8,614)	(9,791)
(Increase) in inventories	(6,706)	(2,553)
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(13,832)	9,705
(Decrease) / increase in income taxes and other, net	(66,095)	407

Net cash (used in) / provided by operating activities	(2,682)	58,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(2,900)	(7,200)
Capital expenditures	(6,945)	(3,809)

Net cash (used in) investing activities	(9,845)	(11,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under bank term credit facility	(2,071)	(62,948)
Other	61	(56)

Net cash (used in) financing activities	(2,010)	(63,004)

Net (decrease) in cash and cash equivalents	(14,537)	(15,962)

Cash and cash equivalents, beginning of period	30,776	84,464

Cash and cash equivalents, end of period	$16,239	$68,502

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$69,347	$203

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”).

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

2. Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 of the Company’s 2007 audited consolidated financial statements included in the Company’s Annual Report.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board, destination. Recognition of revenue also requires reasonable assurance of the collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $7,193 and $5,726 in the quarters ended March 31, 2008 and 2007, respectively.

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of “other revenue”. For the quarters ended March 31, 2008 and 2007, other revenue was $5,783 and $2,262, respectively.

The Company establishes accruals for rebates, coupons, trade discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on criteria for estimating such contra revenues. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns are accrued based on historical experience. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. As of March 31, 2008 and December 31, 2007, the amounts related to these provisions included as a reduction in accounts receivable were $13,833 and $8,727, respectively. The amounts included in accrued liabilities were $61,063 and $57,482 (of which $52,585 and $49,196 related to reserves for product returns) as of March 31, 2008 and December 31, 2007, respectively. The provisions recorded for product returns were $15,302 and $14,229 in the quarters ended March 31, 2008 and 2007, respectively.

Advertising and Promotional Costs

Costs associated with advertising and promotion (“A&P”) of the Company’s products are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). A&P expenses totaled $17,215 and $31,259 in the quarters ended March 31, 2008 and 2007, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $8,071 and $15,425 in the quarters ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of FSP 157-2 for nonfinancial assets and nonfinancial liabilities on its condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 141R on its condensed consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, results of operations, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s condensed consolidated financial position or results of operations.

3. Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to consolidated net income/(loss) for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS also includes the weighted average dilutive effect of common stock equivalents for the respective periods.

The following is the calculation of EPS for the quarters ended March 31, 2008 and 2007, respectively:

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Net income / (loss) available to common shareholders	$33,658	$(4,502)

Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	249,476,714	248,618,858
Dilutive effect of stock option grants and unvested restricted stock grants	1,086,621	—

Diluted number of Class A common and potential Class A common shares outstanding	250,563,335	248,618,858

Earnings / (loss) per common share:
Class A—Basic	$0.13	$(0.02)

Class A—Diluted	$0.13	$(0.02)

Stock options to purchase 4,190,857 and 3,083,577 Class A common shares at various exercise prices were outstanding during the quarters ended March 31, 2008 and 2007, respectively. These stock options were not included in the calculation of diluted EPS for the applicable periods as the effect would be anti-dilutive under the treasury stock method.

Unvested restricted stock grants of 208,221 and 1,838,613 Class A common shares during the quarters ended March 31, 2008 and 2007, respectively, were not included in the calculation of diluted EPS. These unvested restricted stock grants were not included in the calculation of diluted EPS for the applicable periods as the effect would be anti-dilutive under the treasury stock method.

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

The terms of the swaps which were still in effect as of March 31, 2008 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	May-03-05	May-03-08	90 day LIBOR	4.132%
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%
$175,000	Sept-28-07	Sept-30-08	90 day LIBOR	4.950%

The interest rate swaps effectively convert a portion of the variable rate debt under the Company’s senior secured credit facility to fixed rate debt. These derivative instruments are designated as cash flow hedges with the related losses recorded in other comprehensive income/(loss) (net of tax) with an offsetting amount included in other non-current liabilities. The (losses) were $(7,562) and $(2,140) in the quarters ended March 31, 2008 and 2007, respectively.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008, for its financial assets and financial liabilities. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs, other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the Company’s own assumptions.

The fair values of the Company’s interest rate swaps are determined in full under Level 3 based upon significant unobservable market inputs as defined by SFAS 157 provided by an independent third party financial institution. The reconciliation of the fair values of these interest rate swaps is as follows:

Value of interest rate swaps as of December 31, 2007	$(9,395)
Total (losses) included in other comprehensive (loss)	(7,562)
Purchases, issuances and settlements	—

Value of interest rate swaps as of March 31, 2008	$(16,957)

Other Financial Instruments

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company did not adopt the fair value option offered by SFAS 159.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2008 and December 31, 2007 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt, other than the Company’s Notes (as defined below), approximates fair value because the underlying debt not covered by an interest rate swap is at variable rates and reprices frequently. The fair value of the Notes of $391,950 and $401,700 represents the market value of the Notes as of March 31, 2008 and December 31, 2007, respectively.

5. Inventories

Inventories consist of the following:

	As of March 31, 2008	As of December 31, 2007
Finished goods	$48,983	$36,592
Work-in-progress/Bulk	3,948	8,970
Raw materials	7,806	8,469

	$60,737	$54,031

Amounts above are net of $4,341 and $6,435 related to inventory obsolescence reserves as of March 31, 2008 and December 31, 2007, respectively. Product samples are stated at the lower of cost or market value ($3,776 and $4,569 as of March 31, 2008 and December 31, 2007, respectively) and are included in prepaid expense and other current assets.

6. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets as of March 31, 2008 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$113,747	$287,253
ESTROSTEP FE	199,100	150,216	48,884
ESTRACE Cream	411,000	136,719	274,281
FEMHRT product family	295,300	161,583	133,717
FEMRING	29,301	6,342	22,959
ESTRACE Tablets	31,500	6,825	24,675
FEMTRACE	10,695	2,306	8,389
DORYX	331,300	104,210	227,090
DOVONEX / TACLONEX product family	249,536	37,942	211,594
SARAFEM	57,800	55,462	2,338
DURICEF	29,000	29,000	—
MOISTUREL	10,900	2,366	8,534

Total Finite-lived intangible assets	2,056,432	806,718	1,249,714

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,086,432	$806,718	$1,279,714

Aggregate amortization expense related to intangible assets was $52,613 and $57,553 for the quarters ended March 31, 2008 and 2007, respectively. Estimated amortization expense for the remainder of 2008 and for each of the next five years is as follows:

Amortization
2008	$144,463
2009	169,091
2010	143,412
2011	127,899
2012	120,596
2013	107,401

7. Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2008	As of December 31, 2007
Royalties under product licensing agreements	$9,569	$9,961
Payroll, commissions, and employee costs	10,795	14,817
Sales returns reserve	52,585	49,196
Medicaid rebate accrual	7,031	6,535
Interest payable	7,751	16,286
Income tax liabilities (1)	20,351	46,670
Provision for loss contracts	11,409	10,741
Litigation settlement reserves	250	9,250
Deferred income	5,102	6,741
Research and development expense accruals	4,897	4,459
Other	13,603	12,239

	$143,343	$186,895

(1)	As of March 31, 2008 and December 31, 2007, all contingent liabilities were related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) reserves. In addition, FIN 48 income tax reserves included as a component of other non-current liabilities as of March 31, 2008 and December 31, 2007 totaled $4,533 and $9,907, respectively.

8. Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250,000. However, the lenders are not committed to provide these additional tranches. The term loan and delayed-draw term loan facilities mature on January 18, 2012, with scheduled quarterly repayments totaling $8,284 annually. The revolving credit facility matures January 18, 2011. As of March 31, 2008, there were no borrowings outstanding under the revolving credit facility.

8.75% Unsecured Senior Subordinated Notes due 2015

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600,000 principal amount of 8.75% unsecured senior subordinated notes due 2015 (“Notes”). In October 2006, the Company redeemed $210,000 of the Notes using a portion of the proceeds from the Company’s initial public offering (“IPO”). The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

Components of Indebtedness

As of March 31, 2008, the Company’s outstanding funded debt included the following:

	Current Portion as of March 31, 2008	Long-Term Portion as of March 31, 2008	Total Outstanding as of March 31, 2008
Revolving credit loan	$—	$—	$—
Term loans	8,284	799,884	808,168
Notes	—	390,000	390,000

Total	$8,284	$1,189,884	$1,198,168

As of March 31, 2008, mandatory principal repayments of long-term debt in the remainder of 2008 and each of the five years ending December 31, 2009 through 2013 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2008	$6,213
2009	8,284
2010	8,284
2011	6,213
2012	779,174
2013	—
Thereafter	390,000

Total long-term debt	$1,198,168

9. Stock-Based Compensation

The Company applied the provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation”, during all periods presented. All share-based compensation to employees, including grants of non-qualified options to purchase Class A common shares and grants of restricted Class A common shares, are measured at fair value on the date of grant and are recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting.

Total stock-based compensation expense recognized for the quarters ended March 31, 2008 and 2007 was $1,810 and $1,685, respectively. Unrecognized future compensation expense was $13,237 as of March 31, 2008, which will be recognized as an expense over a remaining weighted average period of 1.21 years.

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

	2008 Grants	2007 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00 – 50.00%
Risk-free interest rate	3.43 – 3.89%	4.03 – 5.03%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 8.1 years.

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from December 31, 2007 through March 31, 2008:

	Class A Grants
(in thousands except per share amounts)	Number of Common Shares	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2007	1,213	$3.30
Granted shares	200	17.41
Repurchased shares	(11)	1.00
Vested shares	(205)	1.20
Forfeited shares	(10)	15.11

Unvested restricted Class A common shares at March 31, 2008	1,187	$5.96

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2007 through March 31, 2008:

	Class A Options
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance December 31, 2007	3,074	$3.05	$20.05
Granted options	1,181	6.87	16.87
Expired options	—	—	—
Exercised options	(7)	8.02	15.00
Forfeited options	(57)	8.00	15.43

Balance March 31, 2008	4,191	$4.05	$19.23

Vested and exercisable at March 31, 2008	1,586	$1.36	$21.63

The intrinsic value of non-qualified stock options exercisable is calculated as the difference between the closing price of the Company’s common stock and the exercise price of the options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase Class A common shares that are in the money as of March 31, 2008 are as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at March 31, 2008	2,214	$16.00	$18.00	$4,428
Vested and exercisable at March 31, 2008	268	$14.98	$18.00	$809

10. Contingencies

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) and had a contingent purchase obligation with a separate product acquired in 2003 (ESTROSTEP FE) which expired in the third quarter of 2007. The remaining contingency is payable quarterly and is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to the two products totaled $2,900 and $7,200 in the quarters ended

March 31, 2008 and 2007, respectively. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year	Amount
2008	$8,700
2009	11,600
2010	2,900

Total	$23,200

Product Development Agreements with LEO Pharma A/S

In September 2005, the Company entered into agreements with LEO Pharma A/S (“LEO Pharma”) under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In September 2007, the Company made a $10,000 payment under this agreement as a result of the FDA acceptance of LEO Pharma’s New Drug Application (“NDA”) submission for a TACLONEX scalp product. Under the product development agreement, the Company may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $140,000. In addition, the Company agreed to pay a supply fee and royalties to LEO Pharma based on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

In January 2006, the Company entered into an agreement with LEO Pharma to acquire an option to purchase certain rights with respect to a topical dermatology product in development. The Company paid $3,000 for the option upon signing and agreed to pay an additional $3,000 upon completion of developmental milestones. The purchase price for the supply of the product remains subject to negotiation by LEO Pharma and the Company if the option is exercised.

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

In November 2007, the Company entered into an agreement with NexMed, Inc (“NexMed”). Under the terms of the agreement, the Company acquired the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed’s NDA for the product was accepted for review by the FDA in November 2007. The Company paid a license fee of $500 upon signing the agreement. The Company may make additional payments to NexMed upon the achievement of various developmental milestones that could aggregate up to $12,500. In addition, the Company agreed to pay royalties to NexMed based on the net sales, if any, of the products covered under the agreement.

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

As disclosed previously in the Company’s Annual Report, the Company has settled each suit (in some cases subject to final court approval) brought against the Company in connection with the OVCON litigation. The following discussion is limited to the Company’s material on-going legal proceedings:

Hormone Therapy Product Liability Litigation

Approximately 583 product liability suits have been filed against the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

Approximately 75% of the complaints filed against the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 583 suits that were filed, 426 have been dismissed and 79 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 22 cases to plaintiffs’ counsel.

The Company currently maintains product liability insurance coverage for claims between $25 million and $75 million, above which the Company is self-insured. The Company’s insurance may not apply to damages or defense costs related to the above mentioned claims, including any claim arising out of HT products with labeling that does not conform completely with FDA hormone replacement therapy communications to manufacturers of HT products. Labeling changes for ESTRACE Tablets that conform to such communications are currently pending before the FDA. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to us relating to these proceedings is not possible at this time.

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

In 2006, LEO Pharma received notices of Paragraph IV certifications from three parties regarding LEO Pharma’s DOVONEX 0.005% Calcipotriene Solution (“DOVONEX Solution”) which is covered by LEO Pharma’s U.S. Patent No. 5,763,426 which was reissued in June 2007 as U.S. Patent No. RE 39,706E (the “426/706 Patent”). The Paragraph IV certification letters advised LEO Pharma of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of DOVONEX Solution prior to the expiration in 2015 of the 426/706 Patent. The Company markets and sells DOVONEX Solution in the United States pursuant to a license agreement with LEO Pharma. The certification letters set forth allegations of non-infringement and invalidity of the 426/706 patent. The Company and LEO Pharma elected not to bring an infringement action with respect to these ANDAs. The Company has been informed that a generic version of DOVONEX Solution entered the market in May 2008.

On September 21, 2006, LEO Pharma informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s U.S. Patent No. 6,753,013 (the “013 Patent”) in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. The 013 Patent covers TACLONEX and certain of LEO Pharma’s products in development. The Company markets and sells TACLONEX in the United States under a license agreement with LEO Pharma and has license rights to the products in development. LEO Pharma filed a response with the USPTO on November 13, 2006. In September 2007, LEO Pharma received a non-final Action Closing Prosecution from the USPTO, pursuant to which the patent examiner allowed the specific formulation claim for TACLONEX but rejected the remaining pending claims in the reexamination of the 013 Patent. LEO Pharma intends to vigorously defend the 013 Patent and filed a response with the USPTO on December 5, 2007. While the Company can offer no assurance as to the ultimate outcome of the reexamination proceedings, including any related appeals, the Company continues to believe that LEO Pharma will succeed in maintaining the important elements of the patent protection for TACLONEX, particularly based on the timing, extent and quality of the development work conducted by LEO Pharma with vitamin D analogues in combination with corticosteroids. If the claims of the 013 Patent are substantially narrowed, TACLONEX could face direct or indirect competition prior to the expiration of the 013 Patent in 2020.

In August 2007, the Company received notice of a Paragraph IV certification from Barr regarding the Company’s U.S. Patent No. 6,667,050 (the “050 Patent”) which covers FEMCON FE. The Paragraph IV certification letter advised the Company of the filing of Barr’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On September 24, 2007, the Company’s subsidiary, Warner Chilcott Company, Inc., filed a lawsuit against Barr in the U.S. District Court for the District of New Jersey (the “N.J. District Court”) for infringement of the 050 Patent (the “Barr Action”). The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Barr’s notice to allow the N.J. District Court to resolve the suit. In its answer, Barr contends that the 050 Patent is invalid and unenforceable and asserts that it does not infringe the 050 Patent. In August 2007, the Company also received a notice of a Paragraph IV certification from Watson Laboratories, Inc. (“Watson Lab”) regarding the Company’s 050 Patent. The Paragraph IV certification letter advised the Company of the filing of Watson Lab’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On October 1, 2007, the Company’s subsidiary, Warner Chilcott Company, Inc., filed a lawsuit against Watson Lab in the N.J. District Court charging Watson Lab with infringing the 050 Patent (the “Watson Lab Action”). The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson Lab’s notice to allow the N.J. District Court to resolve the suit. In its answer, Watson Lab, similarly contends that the 050 Patent is invalid and unenforceable and asserts that it does not infringe the 050 Patent. On February 14, 2008, the N.J. District Court held a scheduling conference with respect to the Barr Action and Watson Lab Action and consolidated the two actions for all purposes. No trial date has yet been set. The Company cannot provide any assurance as to when the consolidated action will be decided or whether the N.J. District Court will find that the defendants’ ANDA products will infringe the Company’s 050 Patent.

Securities Litigation

In November 2006, the Company and certain of its officers, were named as defendants in Albano v. Warner Chilcott Limited et al., a class action lawsuit filed in the U.S. District Court for the Southern District of New York. Subsequently, similar purported class action lawsuits were filed. The complaints asserted claims under the Securities Act of 1933 on behalf of a class consisting of all those who were allegedly damaged as a result of acquiring the Company’s common stock in connection with its IPO between September 20, 2006 and September 26, 2006. A consolidated amended complaint, which added as defendants the lead underwriters for the IPO, was filed on May 4, 2007. The consolidated amended complaint alleges, among other things, that the Company omitted and/or misstated certain facts concerning its planned transition from the sale of OVCON 35 to the sale of its new patented product, OVCON 35 FE (now FEMCON FE). The Company and the individual defendants answered the complaint on June 18, 2007. The District Court certified the plaintiff class on February 4, 2008.

On April 25, 2008, the Company reached an agreement in principal to settle the class action lawsuit. The terms of the settlement, which are subject to negotiation of definitive documentation and must be approved by the court, include a cash payment of $16,500, which is expected to be made to the plaintiffs during 2008. The majority of the settlement will be funded by insurance proceeds and it will not have a material adverse impact on the Company’s financial position, results of operations or cash flows. The tentative settlement resolves all claims asserted against the Company and the other defendants in this case.

12. Income Taxes

The Company operates in five primary tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The Company’s effective tax rate for the quarter ended March 31, 2008 was 10.7%. The current estimate of the Company’s effective tax rate for the full year 2008 is approximately 13.0%. The rate for the quarter ended March 31, 2008 is lower than the estimate for the full year due to the exclusion of discrete items from the current quarter’s calculation. The difference between the U.S. statutory and effective tax rates for the quarters ended March 31, 2008 and 2007 is predominantly due to the mix of taxable income among the various tax jurisdictions and other U.S. permanent items. The effective income tax rate for interim reporting periods and the full year is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, as well as the overall level of consolidated income/(loss) before income taxes.

As of March 31, 2008 and December 31, 2007, the Company’s liability for unrecognized tax benefits was $14,701 and $46,803, excluding interest and penalties, if any. The unrecognized tax benefits that would impact the effective tax rate, if recognized, were $10,074 and $16,366 as of March 31, 2008 and December 31, 2007, respectively. During the quarters ended March 31, 2008 and 2007, the Company recorded approximately $710 and $1,017 in interest, respectively, in its provision for income taxes. The Company accrued approximately $10,182 and $9,774 for the payment of interest at March 31, 2008 and December 31, 2007, respectively. The Company also includes penalties, when applicable, as a component of its provision for income taxes.

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

During the quarter ended March 31, 2008, the Company made cash payments in respect of income taxes in the amount of $69,347. The income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004 and January 17, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS.

13. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following is selected information for the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Revenue by country of origin:
United States	$219,641	$212,191
All other countries	9,842	6,230

Total revenue	$229,483	$218,421

Revenue breakdown:
Net sales:
LOESTRIN 24 FE	$46,871	$34,402
FEMCON FE	10,761	5,044
ESTROSTEP FE / TILIA	4,682	21,990
OVCON / ZENCHENT	2,730	4,617
ESTRACE Cream	19,237	15,705
FEMHRT	16,028	13,215
FEMRING	3,502	3,515
DORYX	35,127	26,727
TACLONEX	36,861	29,152
DOVONEX	33,161	41,899
SARAFEM	4,419	9,184

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Other products	3,128	4,983
Contract manufacturing product sales	7,193	5,726

Total net sales	223,700	216,159

Other revenue:
Royalty revenue	5,783	2,262

Total revenue	$229,483	$218,421

	As of March 31, 2008	As of December 31, 2007
Fixed assets:
United States	$15,510	$13,994
Puerto Rico	28,667	27,232
United Kingdom/Republic of Ireland	15,374	16,227

Total	$59,551	$57,453

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

The Company, Holdings III and Warner Chilcott Intermediate (Luxembourg) S.a.r.l. (the direct parent of WCC) are guarantors of the Notes. In addition, WCCI and Warner Chilcott (US), LLC (together, the “Subsidiary Guarantors”) are guarantors of the Notes. Warner Chilcott Holdings Company II, Limited (“Holdings II”) is the direct parent of Holdings III and is not a guarantor for the Notes. Holdings II is a wholly-owned subsidiary of the Company and its only material non-current asset is the capital stock of Holdings III.

The following financial information presents the condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, and the related statements of operations and cash flows for the quarters ended March 31, 2008 and 2007.

Condensed Consolidating Balance Sheets as of March 31, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$541	$7	$937	$512	$353	$11,493	$2,396	$—	$16,239
Accounts receivable, net	2	—	2	—	2	84,721	71	—	84,798
Intercompany	—	—	3,191	4,058	197	178,938	29,027	(215,411)	—
Inventories	—	—	—	—	—	56,889	3,848	—	60,737
Prepaid expenses & other current assets	245	22	22	—	16,500	63,069	118	—	79,976

Total Current assets	788	29	4,152	4,570	17,052	395,110	35,460	(215,411)	241,750

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	44,176	15,375	—	59,551
Intangible assets, net	—	—	—	—	—	1,029,668	250,046	—	1,279,714
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	15,019	14,917	—	—	29,936
Investments in subsidiaries	1,386,315	1,386,326	1,389,802	793,821	1,516,111	—	—	(6,472,375)	—

Total Assets	$1,387,103	$1,386,355	$1,393,954	$798,391	$1,548,182	$2,734,195	$300,881	$(6,687,786)	$2,861,275

Liabilities
Current Liabilities:
Accounts payable	$1	$—	$—	$—	$—	$18,261	$1,104	$—	$19,366
Intercompany	4,287	46	7,765	326	162,079	38,569	2,339	(215,411)	—
Accrued expenses & other current liabilities	535	—	—	1	5,725	136,212	870	—	143,343
Current portion of long-term debt	—	—	—	—	2,132	6,152	—	—	8,284

Total Current Liabilities	4,823	46	7,765	327	169,936	199,194	4,313	(215,411)	170,993

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	594,699	595,185	—	—	1,189,884
Other non-current liabilities	—	—	—	—	(8,921)	117,242	9,797	—	118,118

Total Liabilities	4,823	46	7,765	327	755,714	911,621	14,110	(215,411)	1,478,995

Shareholders’ equity	1,382,280	1,386,309	1,386,189	798,064	792,468	1,822,574	286,771	(6,472,375)	1,382,280

Total Liabilities and Shareholders’ Equity	$1,387,103	$1,386,355	$1,393,954	$798,391	$1,548,182	$2,734,195	$300,881	$(6,687,786)	$2,861,275

Condensed Consolidating Balance Sheets as of December 31, 2007

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1,205	$15	$993	$578	$1,108	$20,294	$6,583	$—	$30,776
Accounts receivable, net	5	—	5	—	10	65,530	224	—	65,774
Intercompany	—	—	810	4,000	—	157,574	21,284	(183,668)	—
Inventories	—	—	—	—	—	49,932	4,099	—	54,031
Prepaid expenses & other current assets	245	—	—	—	—	62,928	2,562	—	65,735

Total Current assets	1,455	15	1,808	4,578	1,118	356,258	34,752	(183,668)	216,316

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	41,226	16,227	—	57,453
Intangible assets, net	—	—	—	—	—	1,070,760	258,667	—	1,329,427
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	15,702	15,752	—	—	31,454
Investments in subsidiaries	1,356,780	1,356,776	1,360,245	786,274	1,500,655	—	—	(6,360,730)	—

Total Assets	$1,358,235	$1,356,791	$1,362,053	$790,852	$1,517,475	$2,734,320	$309,646	$(6,544,398)	$2,884,974

Liabilities
Current Liabilities:
Accounts payable	$790	$—	$—	$—	$—	$16,053	$1,040	$—	$17,883
Intercompany	630	17	5,414	296	147,195	13,243	16,873	(183,668)	—
Accrued expenses & other current liabilities	2,395	—	—	—	(2,241)	194,623	1,585	—	196,362
Current portion of long-term debt	—	—	—	—	2,132	6,152	—	—	8,284

Total Current Liabilities	3,815	17	5,414	296	147,086	230,071	19,498	(183,668)	222,529

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	595,232	596,723	—	—	1,191,955
Other non-current liabilities	—	—	—	—	(10,538)	115,193	11,415	—	116,070

Total Liabilities	3,815	17	5,414	296	731,780	941,987	30,913	(183,668)	1,530,554

Shareholders’ equity	1,354,420	1,356,774	1,356,639	790,556	785,695	1,792,333	278,733	(6,360,730)	1,354,420

Total Liabilities and Shareholders’ Equity	$1,358,235	$1,356,791	$1,362,053	$790,852	$1,517,475	$2,734,320	$309,646	$(6,544,398)	$2,884,974

Condensed Consolidating Statements of Operations for the quarter ended March 31, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$229,483	$19,635	$(19,635)	$229,483
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	53,328	1,025	(6,583)	47,770
Selling, general & administrative	1,786	15	15	37	134	64,991	1,305	(13,056)	55,227
Research and development	—	—	—	2	—	11,902	276	—	12,180
Amortization of intangible assets	—	—	—	—	—	43,991	8,622	—	52,613
Interest income	(11)	—	(8)	—	(13)	(338)	(48)	—	(418)
Interest expense	—	—	—	—	12,758	11,678	—	—	24,436

(Loss) / income before income taxes	(1,775)	(15)	(7)	(39)	(12,879)	43,931	8,455	4	37,675
Income tax (benefit) / provision	—	—	—	—	(4,966)	8,535	448	—	4,017
Equity in earnings / (losses) of subsidiaries	35,433	35,448	35,455	7,547	15,460	—	—	(129,343)	—

Net income / (loss)	$33,658	$35,433	$35,448	$7,508	$7,547	$35,396	$8,007	$(129,339)	$33,658

Condensed Consolidating Statements of Operations for the quarter ended March 31, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$218,421	$9,622	$(9,622)	$218,421
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	52,670	1,788	(3,861)	50,597
Selling, general & administrative	1,216	15	16	18	430	81,013	939	(5,749)	77,898
Research and development	—	—	—	—	—	6,943	489	—	7,432
Amortization of intangible assets	—	—	—	—	—	48,842	8,711	—	57,553
Interest income	(117)	—	(20)	—	(29)	(1,125)	(40)	—	(1,331)
Interest expense	—	—	—	—	13,111	19,164	—	—	32,275

(Loss) / income before income taxes	(1,099)	(15)	4	(18)	(13,512)	10,914	(2,265)	(12)	(6,003)
Income tax (benefit) / provision	—	—	—	—	(4,729)	3,269	(41)	—	(1,501)
Equity in (losses) / earnings of subsidiaries	(3,403)	(3,388)	(3,392)	16,888	25,671	—	—	(32,376)	—

Net (loss) / income	$(4,502)	$(3,403)	$(3,388)	$16,870	$16,888	$7,645	$(2,224)	$(32,388)	$(4,502)

Condensed Consolidating Statements of Cash Flows for the quarter ended March 31, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net cash (used in) / provided by operating activities	$(764)	$(8)	$(56)	$(66)	$(222)	$2,395	$(3,961)	$—	$(2,682)

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(2,900)	—	—	(2,900)
Capital expenditures	—	—	—	—	—	(6,719)	(226)	—	(6,945)

Net cash (used in) investing activities	—	—	—	—	—	(9,619)	(226)	—	(9,845)

Cash flows from financing activities:
Repayments of bank senior secured credit facility	—	—	—	—	(533)	(1,538)	—	—	(2,071)
Other	100	—	—	—	—	(39)	—	—	61

Net cash provided by / (used in) financing activities	100	—	—	—	(533)	(1,577)	—	—	(2,010)

Net (decrease) in cash and cash equivalents	$(664)	$(8)	$(56)	$(66)	$(755)	$(8,801)	$(4,187)	$—	$(14,357)

Condensed Consolidating Statements of Cash Flows for the quarter ended March 31, 2007

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net cash (used in) / provided by operating activities	$(2,679)	$(35)	$(27)	$—	$1,205	$58,515	$1,072	$—	$58,051

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(7,200)	—	—	(7,200)
Capital expenditures	—	—	—	—	—	(3,583)	(226)	—	(3,809)

Net cash (used in) investing activities	—	—	—	—	—	(10,783)	(226)	—	(11,009)

Cash flows from financing activities:
Repayments of bank senior secured credit facility	—	—	—	—	(533)	(62,415)	—	—	(62,948)
Other	—	—	—	—	—	(56)	—	—	(56)

Net cash (used in) financing activities	—	—	—	—	(533)	(62,471)	—	—	(63,004)

Net (decrease) / increase in cash and cash equivalents	$(2,679)	$(35)	$(27)	$—	$672	$(14,739)	$846	$—	$(15,962)

15. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in shareholders’ equity to be included in other comprehensive income/(loss). The components of accumulated other comprehensive income/(loss) for the Company consist of foreign currency translation adjustments and unrealized gains or losses on interest rate swap contracts. Comprehensive income/(loss) was $25,950 and $(6,591) for the quarters ended March 31, 2008 and 2007, respectively.

The components of accumulated other comprehensive income/(loss) consist of:

	As of March 31, 2008	As of December 31, 2007
Cumulative translation adjustment	$1,808	$1,954
Unrealized (loss) on interest rate swaps (net of tax)	(16,957)	(9,395)

	$(15,149)	$(7,441)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report and elsewhere in this Form 10-Q.

Summary

The following are certain significant events that occurred during 2008:

•	On February 25, 2008, our U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the Internal Revenue Service (“IRS”) covering the calendar years 2006 through 2010;

•

In April 2008, we reached an agreement in principle to settle, for $16.5 million, the class action securities lawsuit brought against us in connection with our initial public offering (“IPO”). The majority of the settlement will be funded by insurance proceeds and is expected to be paid during 2008. The settlement did not have a material impact on our condensed consolidated financial statements for the quarter ended March 31, 2008; and

•	Our revenue for the quarter ended March 31, 2008 was $229.5 million and our net income was $33.7 million.

Operating Results for the quarters ended March 31, 2008 and 2007

Revenue

The following table sets forth our unaudited revenue for the quarters ended March 31, 2008 and 2007, as well as the corresponding dollar and percentage change:

	Quarter Ended March 31,		Increase (decrease)
(dollars in millions)	2008	2007	Dollars	Percent
Oral contraception
LOESTRIN 24 FE	$46.9	$34.4	$12.5	36.2%
FEMCON FE	10.8	5.0	5.8	113.3%
ESTROSTEP FE / TILIA	4.7	22.0	(17.3)	(78.7)%
OVCON / ZENCHENT	2.7	4.6	(1.9)	(40.9)%

Total	65.1	66.0	(0.9)	(1.5)%
Hormone therapy (“HT”)
ESTRACE Cream	19.2	15.7	3.5	22.5%
FEMHRT	16.0	13.2	2.8	21.3%
FEMRING	3.5	3.5	0.0	(0.4)%
Other HT products	2.9	4.0	(1.1)	(25.9)%

Total	41.6	36.4	5.2	14.6%
Dermatology
DORYX	35.1	26.7	8.4	31.4%
TACLONEX	36.9	29.2	7.7	26.4%
DOVONEX	33.2	41.9	(8.7)	(20.9)%

Total	105.2	97.8	7.4	7.5%
PMDD
SARAFEM	4.4	9.2	(4.8)	(51.9)%
Other product sales
Other	0.2	1.0	(0.8)	(80.6)%
Contract manufacturing	7.2	5.7	1.5	25.6%

Total product net sales	223.7	216.1	7.6	3.5%
Other revenue:
Royalty revenue	5.8	2.3	3.5	155.7%

Total revenue	$229.5	$218.4	$11.1	5.1%

Revenue in the quarter ended March 31, 2008 was $229.5 million, an increase of $11.1 million, or 5.1%, over the same quarter in the prior year. The primary drivers of the increase in revenue were the net sales of our promoted products LOESTRIN 24 FE, DORYX, TACLONEX and FEMCON FE, which together contributed $34.4 million of revenue growth for the quarter ended March 31, 2008, compared to the prior year quarter. The growth delivered by these products was offset primarily by a significant decline in ESTROSTEP FE revenue due to generic competition.

Sales of our oral contraceptive products decreased $0.9 million, or 1.5%, in the quarter ended March 31, 2008, compared with the prior year quarter. LOESTRIN 24 FE generated revenues of $46.9 million in the quarter ended March 31, 2008, an increase of 36.2%, compared with $34.4 million in the prior year quarter. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 53.3% over the prior year quarter, and to a lesser extent, higher average selling prices, the impacts of which were reduced by a contraction of pipeline inventories of LOESTRIN 24 FE relative to the prior year quarter. We introduced and began commercial sales of FEMCON FE in the second half of 2006, but did not initiate promotional efforts in support of the product until April 2007. The product generated revenues of $10.8 million in the quarter ended March 31, 2008 compared to $5.0 million in the prior year quarter. The increase in FEMCON FE net sales was primarily due to an increase in filled prescriptions of 122.3% over the prior year quarter, and to a lesser extent, higher average selling prices. ESTROSTEP FE net sales decreased $17.3 million, or 78.7%, in the quarter ended March 31, 2008, compared to the same quarter last year. The decrease in ESTROSTEP FE net sales was primarily due to a 78.5% decline in filled prescriptions in the quarter as a result of generic versions of ESTROSTEP FE being introduced in the fourth quarter of 2007, including our authorized generic Tilia ™ FE. Our revenue from net sales of Tilia ™ FE, which are reported in our net sales for ESTROSTEP FE, partially offset the revenue decline in ESTROSTEP FE. OVCON net sales declined $1.9 million, or 40.9%, for the quarter ended March 31, 2008, compared with the prior year quarter. The decline in OVCON revenue was primarily due to the introduction of generic versions of OVCON 35 beginning in late October 2006. The generic versions of OVCON 35, including our authorized generic Zenchent, continue to reduce demand as there was a 67.3% decline in filled prescriptions for OVCON 35 in the quarter ended March 31, 2008 compared to the prior year quarter. The decline in OVCON 35 net sales was offset partially by higher average selling prices.

Sales of our dermatology products increased $7.4 million, or 7.5%, in the quarter ended March 31, 2008, compared to the prior year quarter. Sales of DORYX increased $8.4 million, or 31.4%, in the quarter ended March 31, 2008 due higher average selling prices compared to the prior year quarter and, to a lesser extent, a 2.6% increase in filled prescriptions and an expansion of pipeline inventories of DORYX relative to the prior year quarter. Sales of TACLONEX increased $7.7 million, or 26.4%, to $36.9 million in the quarter ended March 31, 2008, compared to $29.2 million in the prior year quarter. Sales of TACLONEX increased primarily due to a 16.5% increase in filled prescriptions in the quarter ended March 31, 2008 compared to the prior year quarter. Sales of DOVONEX decreased by $8.7 million, or 20.9%, in the quarter ended March 31, 2008 compared with the prior year quarter. The decline in DOVONEX net sales was due primarily to a decrease in filled prescriptions of 22.2%, and a contraction of pipeline inventories, offset partially by higher selling prices, compared with the prior year quarter. We believe the continuing decline in filled prescriptions of DOVONEX is due primarily to customers switching to other therapies. We have been informed that a generic version of DOVONEX Solution entered the market in May 2008. We expect generic competition to have an adverse impact on our DOVONEX Solution revenues beginning in the second quarter of 2008.

Sales of our hormone therapy products increased $5.2 million, or 14.6%, in the quarter ended March 31, 2008, compared with the prior year quarter. Sales of ESTRACE Cream increased $3.5 million, or 22.5%, primarily due to higher average selling prices in the quarter ended March 31, 2008 compared to the prior year quarter. Filled prescriptions for ESTRACE Cream were flat in the quarter ended March 31, 2008, compared with the prior year quarter. Sales of FEMHRT increased $2.8 million, or 21.3%, in the quarter ended March 31, 2008 due to higher average selling prices and an expansion of pipeline inventories, offset partially by a decrease in filled prescriptions of 11.9% in the quarter ended March 31, 2008 compared with the prior year quarter. Sales of SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), decreased $4.8 million, or 51.9%, in the quarter ended March 31, 2008, compared with the prior year quarter. The decrease in sales was due, in part, to a decline in filled prescriptions of 31.7% in the quarter ended March 31, 2008, compared to the prior year quarter. In addition, the timing of our launch of SARAFEM tablets contributed to the revenue decline in the quarter, as we discontinued sales of SARAFEM capsules in February 2008 and commenced sales of SARAFEM tablets in late March 2008. We expect generic competition to have an adverse impact on our SARAFEM revenues as early as in the second quarter of 2008.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. Additionally in the quarter ended March 31, 2008, we generated $5.8 million of revenue which consisted of royalties earned on the net sales of an oral contraceptive product sold by a third party under a license relating to one of our patents, as compared to $2.3 million in the quarter ended March 31, 2007.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters ended March 31, 2008 and 2007:

(dollars in millions)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	$ Change	Percent Change
Product net sales	$223.7	$216.1	$7.6	3.5%

Cost of sales (excluding amortization)	$47.8	$50.6	$(2.8)	(5.6)%

Cost of sales percentage	21.4%	23.4%

Cost of sales decreased $2.8 million in the quarter ended March 31, 2008 compared with the prior year quarter. The quarter ended March 31, 2007 included a $3.6 million expense relating to the write-off of inventories of certain DOVONEX products which were not sold due to a shift in our marketing strategies relating to DOVONEX. Excluding this expense in the quarter ended March 31, 2007, cost of sales increased $0.8 million, or 1.7%, compared to the prior year quarter, primarily due to the 3.5% increase in product net sales. Our cost of sales, as a percentage of product net sales, decreased from 23.4% in the quarter ended March 31, 2007 to 21.4% in the quarter ended March 31, 2008. Excluding the expense for DOVONEX in the quarter ended March 31, 2007, our cost of sales as a percentage of product net sales decreased from 21.7% to 21.4%. The decrease is due to a number of factors, but primarily due to the mix of products sold.

SG&A expenses

SG&A expenses were comprised of the following for the quarters ended March 31, 2008 and 2007:

(dollars in millions)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$17.2	$31.3	$(14.1)	(44.9)%
Selling and Distribution	23.6	21.7	1.9	8.6%
General, Administrative and Other (“G&A”)	14.4	24.9	(10.5)	(42.2)%

Total	$55.2	$77.9	$(22.7)	(29.1)%

SG&A expenses for the quarter ended March 31, 2008 were $55.2 million, a decrease of $22.7 million, or 29.1%, from $77.9 million in the prior year quarter. A&P expenses for the quarter ended March 31, 2008 decreased $14.1 million, or 44.9%, compared with the prior year quarter due primarily to a $7.3 million decrease in direct-to-consumer advertising and an overall decrease in our promotional spending. We expect our A&P spend in 2008 to be significantly less than 2007 levels due, in part, to our decreased use of direct-to-consumer advertising in 2008. Selling and distribution expenses for the quarter ended March 31, 2008 increased $1.9 million, or 8.6%, over the prior year quarter primarily due to the expansion of our field sales forces in the first half of 2007 to support the initiation of promotional activities for FEMCON FE. G&A expenses in the quarter ended March 31, 2008 decreased $10.5 million, or 42.2%, over the prior year quarter. The quarter ended March 31, 2007 included a $7.5 million expense related to the settlement of a class action lawsuit in connection with the Company’s OVCON 35 litigation. Excluding the $7.5 million settlement in 2007, G&A expenses decreased by $3.0 million compared with the prior year quarter primarily due to a decline in legal expenses of $2.3 million. The decline in legal expenses is primarily the result of the settlement of our litigation related to OVCON 35 in 2007.

Research and Development (“R&D”)

Our investment in R&D for the quarter ended March 31, 2008 was $12.2 million, an increase of $4.8 million, or 63.9%, compared with the prior year quarter. The increase in R&D activities was mainly due to costs incurred for clinical studies relating to two oral contraceptives as well as new projects which were initiated towards the end of 2007. We completed the enrollment of the clinical study for a new low-dose oral contraceptive in July 2007 and completed the enrollment for another clinical study for a second new oral contraceptive in December 2007. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended March 31, 2008 and 2007 was $52.6 million and $57.6 million, respectively. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”)

Net interest expense for the quarter ended March 31, 2008 was $24.0 million, a decrease of $6.9 million, or 22.4%, from $30.9 million in the prior year quarter. Included in net interest expense in the quarter ended March 31, 2007 was $1.3 million relating to the write-off of deferred loan costs associated with the optional prepayment of $60.0 million of our senior secured credit facility. We did not make any optional prepayments of debt during the quarter ended March 31, 2008. The decrease in net interest expense in the 2008 period was primarily the result of cumulative reductions in outstanding debt during 2007 which reduced the average debt balance outstanding from $1,550.8 million in the quarter ended March 31, 2007 to $1,200.2 million in the quarter ended March 31, 2008. The cumulative reduction in the average debt level is the result of optional prepayments made using cash flows from operations and cash on hand, net of investing activities.

Income taxes

Our effective tax rate for the quarter ended March 31, 2008 was 10.7%. The current estimate of our effective tax rate for the full year 2008 is approximately 13.0%. The rate for the quarter ended March 31, 2008 is lower than our estimate for the full year due to the exclusion of discrete items from the current quarter’s calculation. The effective income tax rate for interim periods and the full year can be volatile due to changes in forecasted income among the various tax jurisdictions in which we operate, as well as our overall level of consolidated income/(loss) before income taxes.

Net income/(loss)

Due to the factors described above, we reported net income/(loss) of $33.7 million and $(4.5) million in the quarters ended March 31, 2008 and 2007, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At March 31, 2008, our cash on hand was $16.2 million, as compared to $30.8 million at December 31, 2007. As of March 31, 2008 our debt, net of cash on hand, was $1,182.0 million and consisted of $808.2 million of outstanding borrowings under our senior secured credit facility and $390.0 million of our outstanding 8.75% Unsecured Senior Subordinated Notes due 2015 (“Notes”).

The following table summarizes our net (decrease) in cash and cash equivalents:

(Dollars in millions)	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Net cash (used in) / provided by operating activities	$(2.7)	$58.0
Net cash (used in) investing activities	(9.8)	(11.0)
Net cash (used in) financing activities	(2.0)	(63.0)

Net (decrease) in cash and cash equivalents	$(14.5)	$(16.0)

Our net cash provided by operating activities for the quarter ended March 31, 2008 decreased $60.7 million over the prior year quarter. We reported a net loss of $(4.5) million for the quarter ended March 31, 2007 compared with a net income of $33.7 million in the current quarter. In the quarter ended March 31, 2008, we paid income taxes of $69.3 million as compared to $0.2 million in the quarter ended March 31, 2007. During the quarter ended March 31, 2008, the income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004 and January 17, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS. We expect future cash income tax payments (excluding payments in respect of FIN 48 liabilities) to normalize beginning in the second quarter of 2008. Our liability for unrecognized tax benefits (including interest) under FIN 48 which is expected to settle within the next twelve months is $20.4 million. Our liability for unrecognized tax benefits (including interest) under FIN 48 which is expected to settle after twelve months is $4.5 million. Also impacting our cash flows from operating activities was a $9.0 million cash payment made in the quarter ended March 31, 2008 relating to the settlement of the Company’s OVCON 35 litigation.

Our net cash used in investing activities during the quarter ended March 31, 2008 totaled $9.8 million, consisting of $2.9 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisition of FEMHRT and $6.9 million relating to capital expenditures. The cash flows used in investing activities in the quarter ended March 31, 2007 consisted of $7.2 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $3.8 million of capital expenditures. We expect our capital expenditures in 2008 to increase over 2007 levels due to continued investments in our Fajardo, Puerto Rico manufacturing facility and IT-related initiatives.

Our net cash used in financing activities in the quarter ended March 31, 2008 was $2.0 million and included the scheduled repayments of $2.1 million of debt under our senior secured credit facility. We intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash used in financing activities in the quarter ended March 31, 2007 was primarily due to the repayment of $62.9 million of debt under the senior secured credit facility.

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790.0 million senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250.0 million. However, the lenders are not committed to provide these additional tranches. The term loan and delayed-draw term loan facilities mature on January 18, 2012, with scheduled quarterly repayments totaling $8.3 million annually. The revolving credit facility matures January 18, 2011. As of March 31, 2008, there were no borrowings outstanding under the $150.0 million revolving credit facility.

8.75% Notes

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600.0 million principal amount of 8.75% Notes due 2015. In October 2006, the Company redeemed $210.0 million of the Notes using a portion of the proceeds from the Company’s IPO. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

Components of Indebtedness

As of March 31, 2008, the Company’s outstanding funded debt included the following (dollars in millions):

	Current Portion as of March 31, 2008	Long-Term Portion as of March 31, 2008	Total Outstanding as of March 31, 2008
Revolving credit loan	$—	$—	$—
Term loans	8.3	799.9	808.2
Notes	—	390.0	390.0

Total	$8.3	$1,189.9	$1,198.2

As of March 31, 2008, mandatory principal repayments of long-term debt in the remainder of 2008 and each of the five years ending December 31, 2009 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2008	$6.2
2009	8.3
2010	8.3
2011	6.2
2012	779.2
2013	—
Thereafter	390.0

Total long-term debt	$1,198.2

The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(17.0) million for all swaps) is at variable rates and reprices frequently. The fair value of the Notes ($392.0 million) represents the market value of the Notes on March 31, 2008.

New Accounting Pronouncements

See “Note 2” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2008 included in this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We had no foreign currency option contracts as of March 31, 2008.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable interest rates. We have entered into interest rate swap contracts which fix the interest rates on a portion of our variable rate debt. We have entered into the interest rate swaps specifically to hedge a portion of our exposure to potentially adverse movements in variable interest rates. Based on variable rate debt levels of $58.2 million as of March 31, 2008, after taking into account the impact of our applicable interest rate swaps, a 1.0% change in interest rates would impact net interest expense by approximately $0.2 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters ended March 31, 2008 and 2007.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b)	Changes in internal controls over financial reporting

During the quarter ended March 31, 2008 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings of a nature considered normal to our business, including product liability and other litigation and contingencies. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. We maintain insurance with respect to potential litigation in the normal course of our business based on our consultation with our insurance consultants and outside legal counsel, and in light of current market conditions, including cost and availability. In addition, we self-insure for certain liabilities not covered under our litigation insurance based on estimates of potential claims developed in consultation with our insurance consultants and outside legal counsel.

See “Note 11” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2008 included in this Form 10-Q for a description of our significant current legal proceedings.

Item 1A.	Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our Annual Report should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our Annual Report are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our Annual Report or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of Class A common shares purchased		Average price paid per common share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 2008	11,134	*	$1.00	0	0

*	In connection with the termination of a Company employee, the Company repurchased such shares in March 2008.

Item 6.	Exhibits

31.	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT LIMITED

Date:	May 9, 2008	By:	/s/ Roger M. Boissonneault
		Name:	Roger M. Boissonneault
		Title:	President and Chief Executive Officer

Date:	May 9, 2008	By:	/s/ Paul Herendeen
		Name:	Paul Herendeen
		Title:	Executive Vice President and Chief Financial Officer