Form 10-Q
period 2008-06-30
Warner Chilcott Ltd
filed 2008-08-08
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

(441)-292-0068

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of August 1, 2008, the registrant had 250,772,042 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of June 30, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,210	$30,776
Accounts receivable, net	80,998	65,774
Inventories, net	60,279	54,031
Prepaid income taxes	6,557	—
Prepaid expenses and other current assets	53,039	65,735

Total current assets	222,083	216,316

Other assets:
Property, plant and equipment, net	59,729	57,453
Intangible assets, net	1,269,477	1,329,427
Goodwill	1,250,324	1,250,324
Other non-current assets	26,651	31,454

Total assets	$2,828,264	$2,884,974

LIABILITIES
Current liabilities:
Accounts payable	$11,019	$17,883
Accrued expenses and other current liabilities	155,410	186,895
Income taxes payable	—	9,467
Current portion of long-term debt	7,552	8,284

Total current liabilities	173,981	222,529

Other liabilities:
Long-term debt, excluding current portion	1,118,545	1,191,955
Other non-current liabilities	110,023	116,070

Total liabilities	1,402,549	1,530,554

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 251,291,980 and 251,073,721 shares issued and 250,790,836 and 250,583,711 outstanding	2,508	2,506
Additional paid-in capital	2,051,487	2,047,164
Accumulated deficit	(614,253)	(681,479)
Treasury stock, at cost (501,144 shares and 490,010 shares, respectively)	(6,341)	(6,330)
Accumulated other comprehensive (loss)	(7,686)	(7,441)

Total shareholders’ equity	1,425,715	1,354,420

Total liabilities and shareholders’ equity	$2,828,264	$2,884,974

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
REVENUE
Net sales	$229,636	$223,796	$453,336	$439,955
Other revenue	4,580	3,177	10,363	5,439

Total revenue	234,216	226,973	463,699	445,394

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	51,012	46,296	98,782	96,893
Selling, general and administrative	47,097	70,150	102,324	148,048
Research and development	12,546	11,238	24,726	18,670
Amortization of intangible assets	53,137	57,554	105,750	115,107
Interest (income)	(377)	(1,702)	(795)	(3,033)
Interest expense	24,968	32,821	49,404	65,096

INCOME BEFORE TAXES	45,833	10,616	83,508	4,613
Provision for income taxes	12,265	2,719	16,282	1,218

NET INCOME	$33,568	$7,897	$67,226	$3,395

Earnings per share:
Class A—Basic	$0.13	$0.03	$0.27	$0.01
Class A—Diluted	$0.13	$0.03	$0.27	$0.01

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,226	$3,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,049	4,710
Amortization of intangible assets	105,750	115,107
Amortization of debt finance costs	4,235	7,667
Stock compensation expense	4,005	3,371
Changes in assets and liabilities:
(Increase) / decrease in accounts receivable, prepaid expenses and other current assets	(4,311)	3,963
(Increase) / decrease in inventories	(6,248)	14,671
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(812)	26,023
(Decrease) / increase in income taxes and other, net	(55,760)	12,776

Net cash provided by operating activities	120,134	191,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(45,800)	(14,400)
Capital expenditures	(10,013)	(7,994)

Net cash (used in) investing activities	(55,813)	(22,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under bank term credit facility	(74,142)	(195,743)
Other	255	(71)

Net cash (used in) financing activities	(73,887)	(195,814)

Net (decrease) in cash and cash equivalents	(9,566)	(26,525)
Cash and cash equivalents, beginning of period	30,776	84,464

Cash and cash equivalents, end of period	$21,210	$57,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid / (refunded) for income taxes	$70,994	$(9,986)

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

2. Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 of the Company’s 2007 audited consolidated financial statements included in the Annual Report.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board, destination. Recognition of revenue also requires reasonable assurance of the collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements. Under these agreements, the Company agreed to manufacture certain products for third parties for specified periods. Contract manufacturing sales were $4,108 and $9,817 in the quarters ended June 30, 2008 and 2007, respectively, and were $11,301 and $15,543 in the six months ended June 30, 2008 and 2007, respectively.

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of “other revenue”. Other revenue for the quarters ended June 30, 2008 and 2007 was $4,580 and $3,177, respectively, and was $10,363 and $5,439 in the six months ended June 30, 2008 and 2007, respectively.

The Company establishes accruals for rebates, coupons, trade discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on criteria for estimating such contra revenues. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. Returns and other trade discounts are accrued based on historical experience. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. As of June 30, 2008 and December 31, 2007, the amounts related to these provisions included as a reduction of accounts receivable were $13,726 and $8,727, respectively. The amounts included in accrued liabilities were $65,860 and $57,482 (of which $56,748 and $49,196 related to reserves for product returns) as of June 30, 2008 and December 31, 2007, respectively. The provisions recorded for product returns were $19,584 and $13,969 in the quarters ended June 30, 2008 and 2007, respectively, and were $34,886 and $28,198 in the six months ended June 30, 2008 and 2007, respectively.

Advertising and Promotional Costs

Costs associated with advertising and promotion (“A&P”) of the Company’s products are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). A&P expenses totaled $10,314 and $22,417 in the quarters ended June 30, 2008 and 2007, respectively, and $27,529 and $53,676 in the six months ended June 30, 2008 and 2007, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $477 and $10,465 in the quarters ended June 30, 2008 and 2007, respectively, and $8,548 and $25,890 in the six months ended June 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers should recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 141R on its condensed consolidated financial position and results of operations.

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

In April 2008, the FASB issued FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS142-3”), which is effective January 1, 2009. FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS 142 “Goodwill and Other Intangible Assets”. The adoption of SFAS 142-3 will not have a material impact on the Company’s condensed consolidated financial position or results of operations.

3. Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS also includes the weighted average dilutive effect of common stock equivalents for the respective periods.

The following is the calculation of EPS for the quarters and six months ended June 30, 2008 and 2007, respectively:

	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income available to common shareholders	$33,568	$7,897	$67,226	$3,395

Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	249,693,566	248,797,446	249,585,273	248,696,185
Dilutive effect of stock option grants and unvested restricted stock grants	844,179	1,616,363	932,265	1,720,575

Diluted number of Class A common and potential Class A common shares outstanding	250,537,745	250,413,809	250,517,538	250,416,760

Earnings per common share:
Class A—Basic	$0.13	$0.03	$0.27	$0.01

Class A—Diluted	$0.13	$0.03	$0.27	$0.01

Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase Class A common shares	4,168,003	3,081,962	4,168,163	3,081,977

Unvested restricted stock grants	254,892	156,866	274,939	172,865

4. Derivatives

Derivative Financial Instruments

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive income, depending on the timing and designated purpose of the derivative.

The Company entered into interest rate swap contracts covering a portion of its variable rate debt. These swaps fix the interest rates on the covered portion of the Company’s variable rate debt, hedging a portion of its exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps which were still in effect as of June 30, 2008 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%
$175,000	Sept-28-07	Sept-30-08	90 day LIBOR	4.950%

The interest rate swaps effectively convert a portion of the variable rate debt under the Company’s senior secured credit facility to fixed rate debt. These derivative instruments are designated as cash flow hedges with the related gains / (losses) recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The gains / (losses) were $7,439 and $2,485 in the quarters ended June 30, 2008 and 2007, respectively, and were $(123) and $345 in the six months ended June 30, 2008 and 2007, respectively.

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

The fair values of the Company’s interest rate swaps are determined under Level 3 based upon unobservable market inputs as defined by SFAS 157 provided by an independent third party financial institution. The reconciliation of the fair values of these interest rate swaps is as follows:

Value of interest rate swaps as of December 31, 2007	$(9,395)
Total (losses) included in other comprehensive (loss) for the quarter ended March 31, 2008	(7,562)

Value of interest rate swaps as of March 31, 2008	(16,957)
Total gains included in other comprehensive income for the quarter ended June 30, 2008	7,439

Value of interest rate swaps as of June 30, 2008	$(9,518)

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

The carrying amounts reported in the consolidated balance sheets as of June 30, 2008 and December 31, 2007 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt, other than the Company’s $390,000 principal amount of 8.75% unsecured senior subordinated notes due 2015 (“Notes”), approximates fair value because the underlying debt not covered by an interest rate swap is at variable rates and reprices frequently. The fair value of the Notes of $397,800 and $401,700 represents the market value of the Notes as of June 30, 2008 and December 31, 2007, respectively.

5. Inventories

Inventories consist of the following:

	As of June 30, 2008	As of December 31, 2007
Finished goods	$44,769	$36,592
Work-in-progress/Bulk	7,464	8,970
Raw materials	8,046	8,469

Total	$60,279	$54,031

Amounts above are net of $4,048 and $6,435 related to inventory obsolescence reserves as of June 30, 2008 and December 31, 2007, respectively. Product samples are stated at the lower of cost or market value ($3,800 and $4,569 as of June 30, 2008 and December 31, 2007, respectively) and are included in prepaid expenses and other current assets.

6. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets as of June 30, 2008 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$119,860	$281,140
ESTROSTEP FE product family	199,100	156,237	42,863
ESTRACE Cream	411,000	146,662	264,338
FEMHRT product family	298,200	176,118	122,082
FEMRING	29,301	6,830	22,471
ESTRACE Tablets	31,500	7,350	24,150
FEMTRACE	10,695	2,482	8,213
DORYX	331,300	112,345	218,955
DOVONEX / TACLONEX product family	289,536	42,626	246,910
SARAFEM	57,800	57,800	—
DURICEF	29,000	29,000	—
MOISTUREL	10,900	2,545	8,355

Total Finite-lived intangible assets	2,099,332	859,855	1,239,477

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,129,332	$859,855	$1,269,477

Aggregate amortization expense related to intangible assets was $53,137 and $57,554 for the quarters ended June 30, 2008 and 2007, respectively, and was $105,750 and $115,107 for the six months ended June 30, 2008 and 2007, respectively. Estimated amortization expense for the remainder of 2008 and for each of the next five years is as follows:

Amortization
2008	$96,325
2009	172,249
2010	146,570
2011	131,057
2012	123,754
2013	110,559

7. Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2008	As of December 31, 2007
Obligations under product licensing agreements	$20,590	$12,727
Payroll, commissions, and employee costs	15,506	14,817
Sales returns reserve	56,748	49,196
Medicaid rebate accrual	7,162	6,535
Interest payable	14,357	16,286
Income tax liabilities (1)	10,778	46,670
Provision for loss contracts	11,970	10,741
Litigation settlement reserves	250	9,250
Professional fees	2,161	4,241
Deferred income	6,126	6,741
Research and development expense accruals	4,224	4,459
Other	5,538	5,232

Total	$155,410	$186,895

(1)	As of June 30, 2008 and December 31, 2007, all contingent liabilities were related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) reserves. In addition, FIN 48 income tax reserves included as a component of other non-current liabilities as of June 30, 2008 and December 31, 2007 totaled $3,485 and $9,907, respectively.

8. Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250,000. However, the lenders are not committed to provide these additional tranches. Holdings III, WCC and WCCI are each borrowers and cross-guarantors under the senior secured credit facility. In addition, Holdings III’s significant subsidiaries are guarantors. The term loan and delayed-draw term loan facilities mature on January 18, 2012, with scheduled quarterly repayments totaling $7,552 annually. The revolving credit facility matures January 18, 2011. As of June 30, 2008, there were no borrowings outstanding under the revolving credit facility.

8.75% Notes

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600,000 principal amount of 8.75% Notes. In October 2006, the Company redeemed $210,000 of the Notes using a portion of the proceeds from the Company’s initial public offering (“IPO”). The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the Company’s U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

Components of Indebtedness

As of June 30, 2008, the Company’s outstanding funded debt included the following:

	Current Portion as of June 30, 2008	Long-Term Portion as of June 30, 2008	Total Outstanding as of June 30, 2008
Revolving credit loan	$—	$—	$—
Term loans	7,552	728,545	736,097
Notes	—	390,000	390,000

Total	$7,552	$1,118,545	$1,126,097

As of June 30, 2008, mandatory principal repayments of long-term debt in the remainder of 2008 and each of the five years ending December 31, 2009 through 2013 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2008	$3,776
2009	7,552
2010	7,552
2011	5,664
2012	711,553
2013	—
Thereafter	390,000

Total long-term debt	$1,126,097

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

Total stock-based compensation expense recognized for the quarters ended June 30, 2008 and 2007 was $2,195 and $1,686, respectively, and was $4,005 and $3,371 for the six months ended June 30, 2008 and 2007, respectively. Unrecognized future compensation expense was $11,808 as of June 30, 2008, which will be recognized as an expense over a remaining weighted average period of 1.15 years.

The Company granted and intends to continue to grant equity-based incentives to its employees comprised of restricted Class A common shares and non-qualified options to purchase Class A common shares. Restricted Class A common shares are granted and expensed, using the closing market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase Class A common shares are granted to employees at exercise prices per share equal to the closing market price per share on the grant dates. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years.

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

	2008 Grants	2007 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00 – 50.00%
Risk-free interest rate	3.43 – 3.98%	4.03 – 5.03%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 7.9 years.

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from December 31, 2007 through June 30, 2008:

	Class A Grants
(in thousands except per share amounts)	Number of Common Shares	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2007	1,213	$3.30
Granted shares	209	17.39
Repurchased shares	(11)	1.00
Vested shares	(406)	1.20
Forfeited shares	(12)	15.11

Unvested restricted Class A common shares at June 30, 2008	993	$7.01

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2007 through June 30, 2008:

	Class A Options
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance December 31, 2007	3,074	$3.05	$20.05
Granted options	1,235	6.88	16.88
Exercised options	(21)	8.00	14.97
Forfeited options	(118)	7.58	15.56

Balance June 30, 2008	4,170	$4.03	$19.26

Vested and exercisable at June 30, 2008	1,696	$1.24	$21.78

The intrinsic value of non-qualified options to purchase Class A common shares is calculated as the difference between the closing price of the Company’s common stock and the exercise price of the options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase Class A common shares that are in the money as of June 30, 2008 are as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at June 30, 2008	1,409	$15.18	$16.95	$2,494
Vested and exercisable at June 30, 2008	230	$15.00	$16.95	$449

10. Contingencies

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) and had a contingent purchase obligation with a separate product acquired in 2003 (ESTROSTEP FE) which expired in the third quarter of 2007. The remaining contingency is payable quarterly and is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to the two products totaled $2,900 and $7,200 in the quarters ended June 30, 2008 and 2007, respectively, and $5,800 and $14,400 in the six months ended June 30, 2008 and 2007, respectively. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year	Amount
2008	$5,800
2009	11,600
2010	2,900

Total	$20,300

Product Development Agreements with LEO Pharma A/S

In September 2005, the Company entered into agreements with LEO Pharma A/S (“LEO Pharma”) under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for the U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In September 2007, the Company made a $10,000 payment under this agreement as a result of the United States Food and Drug Administration (“FDA”) acceptance of LEO Pharma’s New Drug Application (“NDA”) submission for TACLONEX scalp topical suspension (“TACLONEX scalp”). In June 2008, the Company made a $40,000 milestone payment under this agreement as a result of the FDA’s approval of the NDA for TACLONEX scalp. This $40,000 payment has been recorded as an intangible asset as part of the DOVONEX/TACLONEX product family and is being amortized over the product’s useful life. Under the product development agreement, the Company may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $100,000. In addition, the Company agreed to pay a supply fee and royalties to LEO Pharma based on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

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

In November 2007, the Company entered into an agreement with NexMed, Inc (“NexMed”). Under the terms of the agreement, the Company acquired the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed’s NDA for the product was accepted for review by the FDA in November 2007. The Company paid a license fee of $500 upon signing the agreement. The Company may make additional payments to NexMed upon the achievement of various developmental milestones that could aggregate up to $12,500. In addition, the Company agreed to pay royalties to NexMed based on the net sales, if any, of the products covered under the agreement. On July 22, 2008, NexMed announced that it had received a non-approvable letter from the FDA with respect to the product. NexMed stated that it remains committed to bringing the product to market and plans to work with the FDA to resolve the deficiencies cited in its initial NDA.

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

The Company has settled each suit brought against the Company in connection with the OVCON litigation. The following discussion is limited to the Company’s material on-going legal proceedings:

Hormone Therapy Product Liability Litigation

Approximately 633 product liability suits have been filed against the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

Approximately 75% of the complaints filed against the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 633 suits that were filed, 430 have been dismissed and 80 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 8 cases to plaintiffs’ counsel.

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

Patent Matters

In June 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) regarding the Company’s U.S. Patent No. 5,552,394 (the “394 Patent”) which covers LOESTRIN 24 FE. The Paragraph IV certification letter sets forth allegations of non-infringement and invalidity of the 394 Patent. On July 28, 2006, the Company filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey for infringement of the 394 Patent. The Company is seeking a ruling that Watson’s ANDA and proposed ANDA product infringe the 394 Patent, and that Watson’s ANDA should not be approved before the expiration of the 394 Patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the court to resolve the suit. The parties have begun discovery and the court recently affirmed the magistrate judge’s decision allowing Watson’s counsel to continue its representation in the litigation. No trial date has been set. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that Watson’s ANDA infringes the Company’s 394 Patent.

In 2006, LEO Pharma received notices of Paragraph IV certifications from three parties regarding LEO Pharma’s DOVONEX 0.005% Calcipotriene Solution (“DOVONEX Solution”) which is covered by LEO Pharma’s U.S. Patent No. 5,763,426 which was reissued in June 2007 as U.S. Patent No. RE 39,706E (the “426/706 Patent”). The Paragraph IV certification letters advised LEO Pharma of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of DOVONEX Solution prior to the expiration in 2015 of the 426/706 Patent. The Company markets and sells DOVONEX Solution in the United States pursuant to a license agreement with LEO Pharma. The certification letters set forth allegations of non-infringement and invalidity of the 426/706 patent. The Company and LEO Pharma elected not to bring an infringement action with respect to these ANDAs. Generic versions of DOVONEX Solution, including our authorized generic marketed by Hi-Tech, entered the market in May 2008.

On September 21, 2006, LEO Pharma informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s U.S. Patent No. 6,753,013 (the “013 Patent”) in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. The 013 Patent covers TACLONEX products and certain of LEO Pharma’s products in development. The Company markets and sells TACLONEX products in the United States under a license agreement with LEO Pharma and has license rights to the products in development. LEO Pharma filed a response with the USPTO on November 13, 2006. In September 2007, LEO Pharma received a non-final Action Closing Prosecution from the USPTO, pursuant to which the patent examiner allowed the specific formulation claim for TACLONEX ointment but rejected the remaining pending claims in the reexamination of the 013 Patent. In July 2008, LEO Pharma received a Right of Appeal Notice from the USPTO reaffirming the patent examiner’s position as set forth in the non-final Action Closing Prosecution. LEO Pharma intends to vigorously defend the 013 Patent and will file an appeal with the USPTO. While the Company can offer no assurance as to the ultimate outcome of the appeal of the reexamination proceedings, the Company continues to believe that LEO Pharma will succeed in maintaining the important elements of the patent protection for the TACLONEX products, particularly based on the timing, extent and quality of the development work conducted by LEO Pharma with vitamin D analogues in combination with corticosteroids. If the claims of the 013 Patent are substantially narrowed, TACLONEX could face direct or indirect competition prior to the expiration of the 013 Patent in 2020.

In August 2007, the Company received notice of a Paragraph IV certification from Barr regarding the Company’s U.S. Patent No. 6,667,050 (the “050 Patent”) which covers FEMCON FE. The Paragraph IV certification letter advised the Company of the filing of Barr’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On September 24, 2007, the Company’s subsidiary, WCCI, filed a lawsuit against Barr in the U.S. District Court for the District of New Jersey (the “N.J. District Court”) for infringement of the 050 Patent (the “Barr Action”). The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Barr’s notice to allow the N.J. District Court to resolve the suit. In its answer, Barr contends that the 050 Patent is invalid and unenforceable and asserts that it does not infringe the 050 Patent. In August 2007, the Company also received a notice of a Paragraph IV certification from Watson Laboratories, Inc. (“Watson Lab”) regarding the Company’s 050 Patent. The Paragraph IV certification letter advised the Company of the filing of Watson Lab’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On October 1, 2007, the Company’s subsidiary, WCCI, filed a lawsuit against Watson Lab in the N.J. District Court charging Watson Lab with infringing the 050 Patent (the “Watson Lab Action”). The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson Lab’s notice to allow the N.J. District Court to resolve the suit. In its answer, Watson Lab, similarly contends that the 050 Patent is invalid and unenforceable and asserts that it does not infringe the 050 Patent. On February 14, 2008, the N.J. District Court held a scheduling conference with respect to the Barr Action and Watson Lab Action and consolidated the two actions for all purposes. No trial date has yet been set. The Company cannot provide any assurance as to when the consolidated action will be decided or whether the N.J. District Court will find that the defendants’ ANDA products will infringe the Company’s 050 Patent.

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

On April 25, 2008, the Company reached an agreement in principle to settle the class action lawsuit. The terms of the settlement, which are subject to negotiation of definitive documentation and must be approved by the court, include a cash payment of $16,500, which is expected to be made to the plaintiffs during 2008. The majority of the settlement will be funded by insurance proceeds and it will not have a material adverse impact on the Company’s financial position, results of operations or cash flows. The tentative settlement resolves all claims asserted against the Company and the other defendants in this case.

12. Income Taxes

The Company operates in five primary tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The Company’s effective tax rate for the quarter and six months ended June 30, 2008 was 26.8% and 19.5%, respectively. The current estimate of the Company’s effective tax rate for the full year 2008 is approximately 17.5%. The rates for the quarter and six months ended June 30, 2008, respectively, differ from the estimate for the full year due to the impact of discrete items on the current period’s calculation. The discrete items are primarily a result of FIN48 adjustments, transfer pricing, and withholding taxes. The difference between the U.S. statutory and effective tax rates for the quarters and six months ended June 30, 2008 and 2007 is predominantly due to the mix of taxable income among the various tax jurisdictions and other U.S. permanent items. The effective income tax rate for both the interim reporting periods and the full year is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, as well as the overall level of consolidated income before income taxes.

As of June 30, 2008 and December 31, 2007, the Company’s liability for unrecognized tax benefits was $11,803 and $46,803, excluding interest and penalties, if any. The unrecognized tax benefits that would impact the effective tax rate, if recognized, were $11,803 and $16,366 as of June 30, 2008 and December 31, 2007, respectively. During the quarters ended June 30, 2008 and 2007, the Company recorded approximately $371 and $838 in interest, respectively, in its provision for income taxes. During the six months ended June 30, 2008 and 2007, the Company recorded approximately $1,082 and $1,855 in interest, respectively, in its provision for income taxes. The Company included approximately $2,460 and $9,774 of accruals for the payment of interest as of June 30, 2008 and December 31, 2007, respectively. The Company also includes penalties, when applicable, as a component of its provision for income taxes.

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

During the six months ended June 30, 2008, the Company made cash payments in respect of income taxes in the amount of $70,994. The income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS.

13. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following is selected information for the quarters and six months ended June 30, 2008 and 2007:

	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenue by country of origin:
United States	$227,122	$216,761	$446,763	$428,952
All other countries	7,094	10,212	16,936	16,442

Total revenue	$234,216	$226,973	$463,699	$445,394

	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenue breakdown by product:
Net sales:
LOESTRIN 24 FE	$50,215	$34,708	$97,086	$69,110
FEMCON FE	10,739	6,428	21,500	11,472
ESTROSTEP FE*	6,380	20,106	11,062	42,096
OVCON*	4,030	2,291	6,760	6,908
ESTRACE Cream	21,158	19,013	40,395	34,718
FEMHRT	16,416	17,283	32,444	30,498
FEMRING	3,419	3,817	6,921	7,332
DORYX	31,698	28,266	66,825	54,993
TACLONEX	38,848	35,037	75,709	64,189
DOVONEX*	33,419	33,473	66,580	75,372
SARAFEM	7,799	9,196	12,218	18,380
Other products	1,407	4,361	4,535	9,344
Contract manufacturing product sales	4,108	9,817	11,301	15,543

Total net sales	229,636	223,796	453,336	439,955

Other revenue:
Royalty revenue	4,580	3,177	10,363	5,439

Total revenue	$234,216	$226,973	$463,699	$445,394

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

	As of June 30, 2008	As of December 31, 2007
Fixed assets:
United States	$15,325	$13,994
Puerto Rico	29,766	27,232
United Kingdom	14,638	16,227

Total	$59,729	$57,453

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

The Company, Holdings III and Warner Chilcott Intermediate (Luxembourg) S.a.r.l. (the direct parent of WCC) are guarantors of the Notes. In addition, WCCI and Warner Chilcott (US), LLC (together, the “Subsidiary Guarantors”) are guarantors of the Notes. Warner Chilcott Holdings Company II, Limited (“Holdings II”) is the direct parent of Holdings III and is not a guarantor of the Notes. Holdings II is a wholly-owned subsidiary of the Company and its only material non-current asset is the capital stock of Holdings III.

The following financial information presents the condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, and the related statements of operations for the quarters ended June 30, 2008 and 2007 and the related statements of operations and cash flows for the six months ended June 30, 2008 and 2007.

Condensed Consolidating Balance Sheets as of June 30, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1,567	$7	$3,365	$457	$30	$10,237	$5,547	$—	$21,210
Accounts receivable, net	3	—	6	—	1	80,737	251	—	80,998
Intercompany	—	—	—	3,779	—	203,191	32,972	(239,942)	—
Inventories	—	—	—	—	—	56,353	3,926	—	60,279
Prepaid expenses & other current assets	206	15	14	—	24,796	33,386	1,179	—	59,596

Total Current assets	1,776	22	3,385	4,236	24,827	383,904	43,875	(239,942)	222,083

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	45,090	14,639	—	59,729
Intangible assets, net	—	—	—	—	—	1,028,051	241,426	—	1,269,477
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	14,335	12,316	—	—	26,651
Investments in subsidiaries	1,430,493	1,430,511	1,428,706	792,707	1,522,821	—	—	(6,605,238)	—

Total Assets	$1,432,269	$1,430,533	$1,432,091	$796,943	$1,561,983	$2,719,685	$299,940	$(6,845,180)	$2,828,264

Liabilities
Current Liabilities:
Accounts payable	$3	$—	$—	$—	$—	$9,249	$1,767	$—	$11,019
Intercompany	3,879	46	1,716	—	169,830	42,137	22,334	(239,942)	—
Accrued expenses & other current liabilities	2,672	—	—	1	14,258	137,493	986	—	155,410
Current portion of long-term debt	—	—	—	—	2,132	5,420	—	—	7,552

Total Current Liabilities	6,554	46	1,716	1	186,220	194,299	25,087	(239,942)	173,981

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	594,166	524,379	—	—	1,118,545
Other non-current liabilities	—	—	—	—	(10,521)	108,798	11,746	—	110,023

Total Liabilities	6,554	46	1,716	1	769,865	827,476	36,833	(239,942)	1,402,549

Shareholders’ equity	1,425,715	1,430,487	1,430,375	796,942	792,118	1,892,209	263,107	(6,605,238)	1,425,715

Total Liabilities and Shareholders’ Equity	$1,432,269	$1,430,533	$1,432,091	$796,943	$1,561,983	$2,719,685	$299,940	$(6,845,180)	$2,828,264

Condensed Consolidating Balance Sheets as of December 31, 2007

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1,205	$15	$993	$578	$1,108	$20,294	$6,583	$—	$30,776
Accounts receivable, net	5	—	5	—	10	65,530	224	—	65,774
Intercompany	—	—	810	4,000	—	157,574	21,284	(183,668)	—
Inventories	—	—	—	—	—	49,932	4,099	—	54,031
Prepaid expenses & other current assets	245	—	—	—	—	62,928	2,562	—	65,735

Total Current assets	1,455	15	1,808	4,578	1,118	356,258	34,752	(183,668)	216,316

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	41,226	16,227	—	57,453
Intangible assets, net	—	—	—	—	—	1,070,760	258,667	—	1,329,427
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	15,702	15,752	—	—	31,454
Investments in subsidiaries	1,356,780	1,356,776	1,360,245	786,274	1,500,655	—	—	(6,360,730)	—

Total Assets	$1,358,235	$1,356,791	$1,362,053	$790,852	$1,517,475	$2,734,320	$309,646	$(6,544,398)	$2,884,974

Liabilities
Current Liabilities:
Accounts payable	$790	$—	$—	$—	$—	$16,053	$1,040	$—	$17,883
Intercompany	630	17	5,414	296	147,195	13,243	16,873	(183,668)	—
Accrued expenses & other current liabilities	2,395	—	—	—	(2,241)	194,623	1,585	—	196,362
Current portion of long-term debt	—	—	—	—	2,132	6,152	—	—	8,284

Total Current Liabilities	3,815	17	5,414	296	147,086	230,071	19,498	(183,668)	222,529

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	595,232	596,723	—	—	1,191,955
Other non-current liabilities	—	—	—	—	(10,538)	115,193	11,415	—	116,070

Total Liabilities	3,815	17	5,414	296	731,780	941,987	30,913	(183,668)	1,530,554

Shareholders’ equity	1,354,420	1,356,774	1,356,639	790,556	785,695	1,792,333	278,733	(6,360,730)	1,354,420

Total Liabilities and Shareholders’ Equity	$1,358,235	$1,356,791	$1,362,053	$790,852	$1,517,475	$2,734,320	$309,646	$(6,544,398)	$2,884,974

Condensed Consolidating Statements of Operations for the quarter ended June 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$234,216	$13,856	$(13,856)	$234,216
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	55,108	862	(4,958)	51,012
Selling, general & administrative	962	7	8	14	32	53,904	1,052	(8,882)	47,097
Research and development	—	—	—	(5)	—	12,424	127	—	12,546
Amortization of intangible assets	—	—	—	—	—	44,516	8,621	—	53,137
Dividend (income) / expense	—	—	(5,268)	—	—	—	—	5,268	—
Interest (income)	(10)	—	(21)	—	(2)	(310)	(34)	—	(377)
Interest expense	—	—	—	—	12,677	11,910	381	—	24,968

(Loss) / income before income taxes	(952)	(7)	5,281	(9)	(12,707)	56,664	2,847	(5,284)	45,833
Income tax (benefit) / provision	—	—	—	—	(4,900)	16,857	308	—	12,265
Equity in earnings / (losses) of subsidiaries	34,520	34,527	29,246	(1,114)	6,693	—	—	(103,872)	—

Net income / (loss)	$33,568	$34,520	$34,527	$(1,123)	$(1,114)	$39,807	$2,539	$(109,156)	$33,568

Condensed Consolidating Statements of Operations for the quarter ended June 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$226,973	$3,105	$(3,105)	$226,973
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	47,604	1,405	(2,713)	46,296
Selling, general & administrative	1,213	7	9	(4)	146	67,985	1,188	(394)	70,150
Research and development	—	—	—	—	—	10,869	369	—	11,238
Amortization of intangible assets	—	—	—	—	—	48,841	8,713	—	57,554
Interest (income)	(86)	—	(20)	(1)	(22)	(1,531)	(42)	—	(1,702)
Interest expense	—	—	—	—	13,097	19,724	—	—	32,821

(Loss) / income before income taxes	(1,127)	(7)	11	5	(13,221)	33,481	(8,528)	2	10,616
Income tax (benefit) / provision	—	—	—	—	(4,628)	7,753	(406)	—	2,719
Equity in earnings / (losses) of subsidiaries	9,024	9,031	9,020	(24,686)	(16,093)	—	—	13,704	—

Net income / (loss)	$7,897	$9,024	$9,031	$(24,681)	$(24,686)	$25,728	$(8,122)	$13,706	$7,897

Condensed Consolidating Statements of Operations for the six months ended June 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$463,699	$33,491	$(33,491)	$463,699
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	108,436	1,887	(11,541)	98,782
Selling, general & administrative	2,748	22	23	51	166	118,895	2,357	(21,938)	102,324
Research and development	—	—	—	(3)	—	24,326	403	—	24,726
Amortization of intangible assets	—	—	—	—	—	88,507	17,243	—	105,750
Dividend (income) / expense	—	—	(5,268)	—	—	—	—	5,268	—
Interest (income)	(21)	—	(29)	—	(15)	(648)	(82)	—	(795)
Interest expense	—	—	—	—	25,435	23,588	381	—	49,404

(Loss) / income before income taxes	(2,727)	(22)	5,274	(48)	(25,586)	100,595	11,302	(5,280)	83,508
Income tax (benefit) / provision	—	—	—	—	(9,866)	25,392	756	—	16,282
Equity in earnings / (losses) of subsidiaries	69,953	69,975	64,701	6,433	22,153	—	—	(233,215)	—

Net income / (loss)	$67,226	$69,953	$69,975	$6,385	$6,433	$75,203	$10,546	$(238,495)	$67,226

Condensed Consolidating Statements of Operations for the six months ended June 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$445,394	$12,727	$(12,727)	$445,394
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	100,274	3,193	(6,574)	96,893
Selling, general & administrative	2,429	22	25	14	576	148,998	2,127	(6,143)	148,048
Research and development	—	—	—	—	—	17,812	858	—	18,670
Amortization of intangible assets	—	—	—	—	—	97,683	17,424	—	115,107
Interest (income)	(203)	—	(40)	(1)	(51)	(2,656)	(82)	—	(3,033)
Interest expense	—	—	—	—	26,208	38,888	—	—	65,096

(Loss) / income before income taxes	(2,226)	(22)	15	(13)	(26,733)	44,395	(10,793)	(10)	4,613
Income tax (benefit) / provision	—	—	—	—	(9,357)	11,022	(447)	—	1,218
Equity in earnings / (losses) of subsidiaries	5,621	5,643	5,628	(7,798)	9,578	—	—	(18,672)	—

Net income / (loss)	$3,395	$5,621	$5,643	$(7,811)	$(7,798)	$33,373	$(10,346)	$(18,682)	$3,395

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations / Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by / (used in) operating activities	$53	$(8)	$2,372	$(121)	$(12)	$118,142	$(292)	$—	$120,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(45,800)	—	—	(45,800)
Capital expenditures	—	—	—	—	—	(9,269)	(744)	—	(10,013)

Net cash (used in) investing activities	—	—	—	—	—	(55,069)	(744)	—	(55,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank senior secured credit facility	—	—	—	—	(1,066)	(73,076)	—	—	(74,142)
Other	309	—	—	—	—	(54)	—	—	255

Net cash provided by / (used in) financing activities	309	—	—	—	(1,066)	(73,130)	—	—	(73,887)

Net increase / (decrease) in cash and cash equivalents	$362	$(8)	$2,372	$(121)	$(1,078)	$(10,057)	$(1,036)	$—	$(9,566)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) / provided by operating activities	$(4,332)	$(35)	$(9)	$6	$1,206	$189,914	$4,933	$—	$191,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(14,400)	—	—	(14,400)
Capital expenditures	—	—	—	—	—	(6,693)	(1,301)	—	(7,994)

Net cash (used in) investing activities	—	—	—	—	—	(21,093)	(1,301)	—	(22,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under bank senior secured credit facility	—	—	—	—	(1,066)	(194,677)	—	—	(195,743)
Other	—	—	—	—	—	(71)	—	—	(71)

Net cash (used in) financing activities	—	—	—	—	(1,066)	(194,748)	—	—	(195,814)

Net (decrease) / increase in cash and cash equivalents	$(4,332)	$(35)	$(9)	$6	$140	$(25,927)	$3,632	$—	$(26,525)

15. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in shareholders’ equity to be included in other comprehensive income / (loss). The components of accumulated other comprehensive income / (loss) for the Company consist of foreign currency translation adjustments and unrealized gains or (losses) on interest rate swap contracts. Comprehensive income was $41,031 and $10,871 for the quarters ended June 30, 2008 and 2007, respectively, and $66,981 and $4,280 for the six months ended June 30, 2008 and 2007, respectively.

The components of accumulated other comprehensive income / (loss) consist of:

	As of June 30, 2008	As of December 31, 2007
Cumulative translation adjustment	$1,832	$1,954
Unrealized (loss) on interest rate swaps (net of tax)	(9,518)	(9,395)

Total	$(7,686)	$(7,441)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary

The following are certain significant events that occurred during 2008:

•	In February 2008, our U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the Internal Revenue Service (“IRS”) covering the calendar years 2006 through 2010;

•

In April 2008, we reached an agreement in principle to settle, for $16.5 million, the class action securities lawsuit brought against us in connection with our initial public offering (“IPO”). The majority of the settlement will be funded by insurance proceeds and is expected to be paid during 2008. The settlement did not have a material impact on our condensed consolidated financial statements for the six months ended June 30, 2008;

•

In May 2008, Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) began commercial sales under a distribution and supply agreement with us pursuant to which we agreed to supply, and it agreed to market, sell and distribute in the U.S., an authorized generic version of our DOVONEX topical solution;

•

In May 2008, the United States Food and Drug Administration (“FDA”) approved LEO Pharma A/S’s (“LEO Pharma”) new drug application (“NDA”) for TACLONEX scalp topical suspension (“TACLONEX scalp”). As a result, in June 2008, we paid a $40.0 million milestone payment (which was recorded as an intangible asset) to LEO Pharma and began commercial sale of the product;

•	In June 2008, the FDA approved a 150 mg strength of DORYX;

•	On June 30, 2008, we made an optional prepayment aggregating $70.0 million of our indebtedness under our senior secured credit facility;

•	Our revenue for the quarter ended June 30, 2008 was $234.2 million and our net income was $33.6 million; and

•	Our revenue for the six months ended June 30, 2008 was $463.7 million and our net income was $67.2 million.

Operating Results for the quarters and six months ended June 30, 2008 and 2007

Revenue

The following table sets forth our unaudited revenue for the quarters and six months ended June 30, 2008 and 2007, as well as the corresponding dollar and percentage change:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$50.2	$34.7	$15.5	44.7%	$97.1	$69.1	$28.0	40.5%
FEMCON FE	10.7	6.4	4.3	67.1%	21.5	11.5	10.0	87.4%
ESTROSTEP FE*	6.4	20.1	(13.7)	(68.3)%	11.0	42.1	(31.1)	(73.7)%
OVCON*	4.0	2.3	1.7	75.9%	6.8	6.9	(0.1)	(2.1)%

Total	71.3	63.5	7.8	12.3%	136.4	129.6	6.8	5.3%
Hormone therapy
ESTRACE Cream	21.2	19.0	2.2	11.3%	40.4	34.7	5.7	16.4%
FEMHRT	16.4	17.3	(0.9)	(5.0)%	32.4	30.5	1.9	6.4%
FEMRING	3.4	3.8	(0.4)	(10.4)%	6.9	7.3	(0.4)	(5.6)%
Other HT Products	2.5	3.4	(0.9)	(23.1)%	5.4	7.3	(1.9)	(24.7)%

Total	43.5	43.5	—	—	85.1	79.8	5.3	6.8%
Dermatology
DORYX	31.7	28.3	3.4	12.1%	66.8	55.0	11.8	21.5%
TACLONEX	38.8	35.0	3.8	10.9%	75.8	64.2	11.6	17.9%
DOVONEX*	33.5	33.5	—	—	66.6	75.4	(8.8)	(11.7)%

Total	104.0	96.8	7.2	7.4%	209.2	194.6	14.6	7.5%
PMDD
SARAFEM	7.8	9.1	(1.3)	(15.2)%	12.2	18.4	(6.2)	(33.5)%
Other product sales
Other	(1.1)	1.1	(2.2)	(206.9)%	(0.9)	2.1	(3.0)	(144.6)%
Contract manufacturing	4.1	9.8	(5.7)	(58.2)%	11.3	15.5	(4.2)	(27.3)%

Total product net sales	229.6	223.8	5.8	2.6%	453.3	440.0	13.3	3.0%
Other revenue
Royalty revenue	4.6	3.2	1.4	44.2%	10.4	5.4	5.0	90.5%

Total revenue	$234.2	$227.0	$7.2	3.2%	$463.7	$445.4	$18.3	4.1%

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

Revenue in the quarter ended June 30, 2008 was $234.2 million, an increase of $7.2 million, or 3.2%, over the same quarter in the prior year. Revenue in the six months ended June 30, 2008 was $463.7 million, an increase of $18.3 million, or 4.1%, over the same period in the prior year. The primary drivers of the increase in revenue were the net sales of our promoted products LOESTRIN 24 FE, DORYX, TACLONEX and FEMCON FE, which together contributed $27.0 million and $61.4 million of revenue growth for the quarter and six months ended June 30, 2008, respectively, compared to the prior year periods. The growth delivered by these products was offset primarily by a significant decline in ESTROSTEP FE revenue due to generic competition. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our customers. We use IMS estimates of filled prescriptions for our products as a proxy for market demand.

Sales of our oral contraceptive products increased $7.8 million, or 12.3%, in the quarter ended June 30, 2008 and $6.8 million or 5.3% in the six months ended June 30, 2008, compared with the prior year periods. LOESTRIN 24 FE generated revenues of $50.2 million in the quarter ended June 30, 2008, an increase of 44.7%, compared with $34.7 million in the prior year quarter. During the six months ended June 30, 2008 LOESTRIN 24 FE generated revenues of $97.1 million, an increase of 40.5% compared with $69.1 million in the prior year period. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 31.5% and 41.3% in the quarter and six months ended June 30, 2008, respectively, and to a lesser extent, higher average selling prices compared to the prior year periods. The increase in LOESTRIN 24 FE net sales for the six months ended June 30, 2008, as compared to the prior year period, was negatively impacted by an expansion of pipeline inventories during the six months ended June 30, 2007. We introduced and began commercial sales of FEMCON FE in the second half of 2006, but did not initiate promotional efforts in support of the product until April 2007. The product generated revenues of $10.7 million and $21.5 million in the quarter and six months ended June 30, 2008, respectively, compared to $6.4 million and $11.5 million in the prior year periods. The increase in FEMCON FE net sales in the quarter and six months ended June 30, 2008 was primarily due to an increase in filled prescriptions of 73.4% and 94.1% versus the prior year periods, offset partially by the impact of higher sales-related deductions in the periods ending June 30, 2008. ESTROSTEP FE net sales decreased $13.7 million, or 68.3%, and $31.1 million, or 73.7%, in the quarter and six months ended June 30, 2008, respectively, as compared to the prior year periods. The decrease in ESTROSTEP FE net sales was primarily due to an 81.2% and 79.7% decline in filled prescriptions in the quarter and six months ended June 30, 2008, respectively, compared to the prior year periods, as a result of generic versions of ESTROSTEP FE being introduced in the fourth quarter of 2007, including our authorized generic Tilia™ FE. Our revenue from net sales of Tilia™ FE, which are reported in our net sales for ESTROSTEP FE, partially offset the revenue decline in ESTROSTEP FE in both the quarter and six months ended June 30, 2008.

Sales of our dermatology products increased $7.2 million, or 7.4%, in the quarter ended June 30, 2008, and $14.6 million, or 7.5%, in the six months ended June 30, 2008 as compared to the prior year periods. Sales of DORYX increased $3.4 million, or 12.1%, in the quarter ended June 30, 2008, compared to the prior year quarter, primarily due to higher average selling prices and an 8.0% increase in filled prescriptions, offset in part by a contraction of pipeline inventories. Sales of DORYX increased $11.8 million, or 21.5%, in the six months ended June 30, 2008, compared to the prior year period, primarily due to higher average selling prices, a 5.2% increase in filled prescriptions, and an expansion of pipeline inventories relative to the prior year period. Sales of TACLONEX increased $3.8 million, or 10.9%, to $38.8 million in the quarter ended June 30, 2008, compared to $35.0 million in the prior year quarter. Sales of TACLONEX increased $11.6 million, or 17.9%, to $75.8 million in the six months ended June 30, 2008, compared to $64.2 million in the prior year period. The increase in sales is primarily due to increases in filled prescriptions and higher average selling prices in the quarter and six months ended June 30, 2008, respectively, compared to the prior year periods. These increases were offset, in part, by a contraction of pipeline inventories during the quarter and six months ended June 30, 2008 relative to the prior year periods. We believe the increases in filled prescriptions for TACLONEX are not fully reflective of the increases in demand for the product during these periods. In August 2007, we began offering TACLONEX in 100 gram tubes, in addition to our original 60 gram tubes, resulting in an increase in the average grams per filled TACLONEX prescription during the quarter and six months ended June 30, 2008 compared with the same periods in 2007. In addition, the quarter ended June 30, 2008 includes net sales of TACLONEX scalp. Sales of DOVONEX were flat in the quarter ended June 30, 2008 as compared to the prior year quarter, but decreased by $8.8 million, or 11.7%, in the six months ended June 30, 2008, compared with the prior year period. The decline in DOVONEX net sales in the six months ended June 30, 2008 was due primarily to a decrease in filled prescriptions of 22.5%, offset partially by higher selling prices, compared with the prior year period. We believe the continuing decline in filled prescriptions of DOVONEX is due primarily to customers switching to other therapies and, in part, due to the introduction of generic versions of DOVONEX solution into the market in the second quarter of 2008, including our authorized generic marketed by Hi-Tech. We expect generic competition to continue to have an adverse impact on our DOVONEX solution revenues.

Sales of our hormone therapy products were flat in the quarter ended June 30, 2008 as compared to the prior year quarter, and increased $5.3 million, or 6.8%, in the six months ended June 30, 2008, compared with the prior year period. Sales of ESTRACE Cream increased $2.2 million, or 11.3%, and $5.7 million or 16.4% in the quarter and six months ended June 30, 2008, respectively, compared to the prior year periods, primarily due to higher average selling prices. Filled prescriptions for ESTRACE Cream were flat in the quarter and six months ended June 30, 2008, compared with the prior year periods. Sales of FEMHRT decreased $0.9 million, or 5.0%, in the quarter ended June 30, 2008 and increased $1.9 million, or 6.4%, in the six months ended June 30, 2008. Filled prescriptions of FEMHRT decreased 14.5% and 13.2% in the quarter and six months ended June 30, 2008, respectively, compared with the prior year periods, which was offset by higher average selling prices and an expansion of pipeline inventories in the quarter and six months ended June 30, 2008 as compared to the same periods in the prior year. Sales of SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (PMDD), decreased $1.3 million, or 15.2%, and $6.2 million, or 33.5%, in the quarter and six months ended June 30, 2008, respectively, compared with the prior year periods. The decrease in sales was due, in part, to a decline in filled prescriptions of 50.0% and 40.7% in the quarter and six months ended June 30, 2008, respectively, compared to the prior year periods, which was offset in part by higher average selling prices. During the first quarter of 2008 we discontinued sales of SARAFEM capsules and commenced sales of SARAFEM tablets a month later. In addition, sales of generic versions of SARAFEM capsules were introduced in May 2008 and negatively impacted our SARAFEM net sales during the quarter ended June 30, 2008. We expect generic competition to continue to have an adverse impact on our SARAFEM revenues in the future.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Barr. Other product sales declined in the quarter and six months ended June 30, 2008 due to a recall of certain non-core products manufactured by a third party. As a result of the recall, our other product sales during the quarter and six months ended June 30, 2008 was negative due to contra-sales related accruals for the product recalls. We do not expect this product recall to materially affect our operating results in future periods. Additionally in the quarter and six months ended June 30, 2008, we generated $4.6 million and $10.4 million, respectively, of revenue which consisted of royalties earned on the net sales of an oral contraceptive product sold by a third party under a license relating to one of our patents, as compared to $3.2 million and $5.4 million, respectively, in the prior year periods.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters and six months ended June 30, 2008 and 2007:

(dollars in millions)	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	$ Change	Percent Change
Product net sales	$229.6	$223.8	$5.8	2.6%

Cost of sales (excluding amortization)	$51.0	$46.3	$4.7	10.2%

Cost of sales percentage	22.2%	20.7%

(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change	Percent Change
Product net sales	$453.3	$440.0	$13.3	3.0%

Cost of sales (excluding amortization)	$98.8	$96.9	$1.9	1.9%

Cost of sales percentage	21.8%	22.0%

Cost of sales increased $4.7 million, or 10.2%, and $1.9 million, or 1.9%, in the quarter and six months ended June 30, 2008, respectively, compared with the prior year periods. The six months ended June 30, 2007 included a $3.6 million expense relating to the write-off of inventories of certain DOVONEX products which were not sold due to a shift in our marketing strategies relating to DOVONEX. Excluding this expense in the six months ended June 30, 2007, cost of sales increased $5.5 million, or 5.9%, in the six months ended June 30, 2008, compared to the prior year period, primarily due to the 3.0% increase in product net sales. Our cost of sales, as a percentage of product net sales, excluding the one time charge in 2007, increased in both the quarter and six months ended June 30, 2008 as compared to the prior year periods. The increase is due to a number of factors, primarily the mix of products sold and a general increase in costs relative to the prior year periods.

Selling, General & Administrative (“SG&A”) expenses

SG&A expenses were comprised of the following for the quarters and six months ended June 30, 2008 and 2007:

(dollars in millions)	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$10.3	$22.4	$(12.1)	(54.0)%
Selling and Distribution	23.0	22.3	0.7	3.1%
General, Administrative and Other (“G&A”)	13.8	25.5	(11.7)	(45.8)%

Total	$47.1	$70.2	$(23.1)	(32.9)%

(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	$ Change	Percent Change
A&P	$27.5	$53.7	$(26.2)	(48.7)%
Selling and Distribution	46.6	44.0	2.6	5.8%
G&A	28.2	50.3	(22.1)	(44.0)%

Total	$102.3	$148.0	$(45.7)	(30.9)%

SG&A expenses for the quarter ended June 30, 2008 were $47.1 million, a decrease of $23.1 million, or 32.9%, from $70.2 million in the prior year quarter. SG&A expenses for the six months ended June 30, 2008 were $102.3 million, a decrease of $45.7 million, or 30.9%, from $148.0 million in the prior year period. A&P expenses decreased $12.1 million, or 54.0%, and $26.2 million, or 48.7%, compared with the prior year periods, due primarily to a $10.1 and $17.4 million decrease in direct-to-consumer advertising in the quarter and six months ended June 30, 2008, respectively, as well as an overall decrease in promotional spending. We expect our A&P spend in 2008 to be significantly less than 2007 levels due, in part, to our decreased use of direct-to-consumer advertising in 2008. Selling and distribution expenses increased $0.7 million, or 3.1%, and $2.6 million, or 5.8%, in the quarter and six months ended June 30, 2008, respectively, compared to the prior year periods. The increase in the six months ended June 30, 2008 is primarily due to the expansion of our then-existing field sales forces, primarily in the first quarter of 2007 to support the initiation of promotional activities for FEMCON FE. G&A expenses in the quarter ended June 30, 2008 decreased $11.7 million, or 45.8%, over the prior year quarter. G&A expenses in the six months ended June 30, 2008 decreased $22.1 million, or 44.0%, over the prior year period. The quarter and six months ended June 30, 2007 included a $10.0 million and $17.5 million expense, respectively, related to the settlement of a class action lawsuit in connection with the Company’s OVCON 35 litigation. Outside legal fees (excluding litigation settlements) in the quarter and six months ended June 30, 2008 decreased by $1.2 million and $3.5 million, respectively, compared with the prior year periods, as a result of the settlement of our litigation related to OVCON 35 in 2007.

Research and Development (“R&D”)

Our investment in R&D for the quarter ended June 30, 2008 was $12.5 million, an increase of $1.3 million, or 11.6%, compared with the prior year quarter. Our R&D expense for the six months ended June 30, 2008 was $24.7 million, an increase of $6.0 million, or 32.4%, compared with the prior year period. The increase in R&D activities in each period was mainly due to costs incurred for clinical studies relating to two oral contraceptives as well as new projects which were initiated towards the end of 2007 and early 2008. We completed the enrollment of the clinical study for a new low-dose oral contraceptive in July 2007 and completed the enrollment for a second new oral contraceptive in December 2007. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective. During the second half of 2008, we expect to pay up to an aggregate of $12.5 million under our existing R&D development agreements upon the satisfaction of certain contractually defined milestone events.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended June 30, 2008 and 2007 was $53.1 million and $57.6 million, respectively. Amortization of intangible assets in the six months ended June 30, 2008 and 2007 was $105.8 million and $115.1 million, respectively. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”)

Net interest expense for the quarter ended June 30, 2008 was $24.6 million, a decrease of $6.5 million, or 21.0%, from $31.1 million in the prior year quarter. Net interest expense for the six months ended June 30, 2008 was $48.6 million, a decrease of $13.5 million, or 21.7%, from $62.1 million in the prior year period. Included in net interest expense in the six months ended June 30, 2008 was $1.1 million relating to the write-off of deferred loan costs associated with the optional prepayment of $70.0 million of indebtedness under our senior secured credit facility as compared to $3.9 million associated with optional prepayments of $190.0 million of indebtedness under our senior secured credit facility in the six months ended June 30, 2007. The decrease in net interest expense in the 2008 periods was primarily the result of cumulative reductions in outstanding debt during 2007 which reduced the average debt balance outstanding from $1,519.1 million in the six months ended June 30, 2007 to $1,199.2 million in the six months ended June 30, 2008. The cumulative reduction in the average debt level is the result of optional prepayments made using cash flows from operations and cash on hand, net of investing activities.

Income taxes

Our effective tax rate for the quarter and six months ended June 30, 2008 was 26.8% and 19.5%, respectively. The current estimate of our effective tax rate for the full year 2008 is approximately 17.5%. The rates for the quarter and six months ended June 30, 2008 differ from our estimate for the full year due to the impact of discrete items on the current period’s calculation. The discrete items are primarily a result of FIN48 adjustments, transfer pricing, and withholding taxes. The effective income tax rate for interim periods and the full year can be volatile due to changes in forecasted income among the various tax jurisdictions in which we operate, as well as our overall level of consolidated income before income taxes.

Net income

Due to the factors described above, we reported net income of $33.6 million and $7.9 million in the quarters ended June 30, 2008 and 2007, respectively, and $67.2 million and $3.4 million in the six months ended June 30, 2008 and 2007, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2008, our cash on hand was $21.2 million, as compared to $30.8 million at December 31, 2007. As of June 30, 2008 our debt, net of cash on hand, was $1,104.9 million and consisted of $736.1 million of outstanding borrowings under our senior secured credit facility and $390.0 million of our outstanding 8.75% Unsecured Senior Subordinated Notes due 2015 (“Notes”).

The following table summarizes our net (decrease) in cash and cash equivalents:

(Dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net cash provided by operating activities	$120.1	$191.7
Net cash (used in) investing activities	(55.8)	(22.4)
Net cash (used in) financing activities	(73.9)	(195.8)

Net (decrease) in cash and cash equivalents	$(9.6)	$(26.5)

Our net cash provided by operating activities for the six months ended June 30, 2008 decreased $71.6 million over the prior year period. We reported net income of $3.4 million for the six months ended June 30, 2007 compared with net income of $67.2 million in the current year period. In the six months ended June 30, 2008, we paid income taxes of $71.0 million as compared to net refunds of ($10.0) million in the prior year period. During the six months ended June 30, 2008, the income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS. We expect future cash income tax payments (excluding payments in respect of FIN 48 liabilities) to normalize for the remainder of 2008. Our liability for unrecognized tax benefits (including interest) under FIN 48 which is expected to settle within the next twelve months is $10.8 million. Our liability for unrecognized tax benefits (including interest) under FIN 48 which is expected to settle after twelve months is $3.5 million. Also impacting our cash flows from operating activities was a $9.0 million cash payment made in the quarter ended March 31, 2008 relating to the final settlement of the Company’s OVCON 35 litigation. In the six months ended June 30, 2007, the Company incurred legal expenses in connection with settlements of certain legal matters related to the OVCON 35 litigation totaling $17.5 million, which were settled in cash during the third quarter of 2007. Our investment in inventory increased $6.2 million as of June 30, 2008 as compared to December 31, 2007 due to an increase in certain products, mainly DOVONEX and TACLONEX.

Our net cash used in investing activities during the six months ended June 30, 2008 totaled $55.8 million, consisting of $5.8 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisition of FEMHRT, $40.0 million to acquire the rights to sell TACLONEX scalp, and $10.0 million relating to capital expenditures. The cash flows used in investing activities in the six months ended June 30, 2007 consisted of $14.4 million of contingent purchase consideration due to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $8.0 million of capital expenditures. We expect our capital expenditures in 2008 to increase over the 2007 levels due to continued investments in our Fajardo, Puerto Rico manufacturing facility and IT-related initiatives.

Our net cash used in financing activities in the six months ended June 30, 2008 was $73.9 million and included scheduled repayments of $4.1 million and option prepayments of $70.0 million of debt under our senior secured credit facility. We intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash used in financing activities in the six months ended June 30, 2007 was primarily due to the repayment of $195.7 million of debt under the senior secured credit facility.

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790.0 million senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250.0 million. However, the lenders are not committed to provide these additional tranches. Holdings III, WCC and WCCI are each borrowers and cross-guarantors under the senior secured credit facility. In addition, Holdings III’s significant subsidiaries are guarantors. The term loan and delayed-draw term loan facilities mature on January 18, 2012, with scheduled quarterly repayments totaling $7.6 million annually. The revolving credit facility matures January 18, 2011. As of June 30, 2008, there were no borrowings outstanding under the $150.0 million revolving credit facility.

8.75% Notes

On January 18, 2005, WCC, our wholly-owned U.S. subsidiary, issued $600.0 million principal amount of 8.75% Notes due 2015. In October 2006, the Company redeemed $210.0 million of the Notes using a portion of the proceeds from the Company’s IPO. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., our U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

Components of Indebtedness

As of June 30, 2008, the Company’s outstanding funded debt included the following (dollars in millions):

	Current Portion as of June 30, 2008	Long-Term Portion as of June 30, 2008	Total Outstanding as of June 30, 2008
Revolving credit loan	$—	$—	$—
Term loans	7.6	728.5	736.1
Notes	—	390.0	390.0

Total	$7.6	$1,118.5	$1,126.1

As of June 30, 2008, mandatory principal repayments of long-term debt in the remainder of 2008 and each of the five years ending December 31, 2009 through 2012 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2008	$3.8
2009	7.6
2010	7.6
2011	5.7
2012	711.4
2013	—
Thereafter	390.0

Total long-term debt	$1,126.1

The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(9.5) million for all swaps) is at variable rates and reprices frequently. The fair value of the Notes ($397.8 million) represents the market value of the Notes on June 30, 2008.

New Accounting Pronouncements

See “Note 2” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2008 included in this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We had no foreign currency option contracts as of June 30, 2008.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable interest rates. We have entered into interest rate swap contracts which fix the interest rates on a portion of our variable rate debt. We have entered into the interest rate swaps specifically to hedge a portion of our exposure to potentially adverse movements in variable interest rates. Based on variable rate debt levels of $186.1 million as of June 30, 2008, after taking into account the impact of our applicable interest rate swaps, a 1.0% change in interest rates would impact net interest expense by approximately $0.5 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters and six months ended June 30, 2008 and 2007.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b)	Changes in internal controls over financial reporting

During the quarter ended June 30, 2008 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 11” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2008 included in this Form 10-Q for a description of our significant current legal proceedings.

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

At the Annual General Meeting of Shareholders of the Company held on May 8, 2008 at Grotto Bay Beach Resort, 11 Blue Hole Hill, Bailey’s Bay, CR04, Bermuda, the shareholders of the Company approved the following matters:

1. The election of the below listed Class II Directors to serve on the Company’s board of directors until the Company’s Annual General Meeting of Shareholders in 2011:

Nominee	Votes For	Votes Withheld
Todd M. Abbrecht	144,653,685	33,510,468
David F. Burgstahler	177,482,631	681,522
Stephen G. Pagliuca	144,673,525	33,490,628

In addition, the terms of the following directors continued after the Annual General Meeting of Shareholders: John P. Connaughton; Stephen P. Murray; Steven C. Rattner; Roger M. Boissonneault; John A. King, Ph.D; and James H. Bloem.

2. The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 2008 and the authorization of the Company’s board of directors to determine PricewaterhouseCoopers LLP’s remuneration.

Votes For	Votes Against	Abstentions
177,934,580	227,125	2,447

Item 6.	Exhibits

31.	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT LIMITED

Date: August 8, 2008	By:	/s/ Roger M. Boissonneault
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Paul Herendeen
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer