Form 10-Q
period 2008-09-30
Warner Chilcott Ltd
filed 2008-11-10
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

or

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

As of October 31, 2008, the registrant had 250,778,556 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of September 30, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,233	$30,776
Accounts receivable, net	84,368	65,774
Inventories, net	52,846	54,031
Prepaid income taxes	7,537	—
Prepaid expenses and other current assets	52,750	65,735

Total current assets	210,734	216,316

Other assets:
Property, plant and equipment, net	58,040	57,453
Intangible assets, net	1,213,297	1,329,427
Goodwill	1,250,324	1,250,324
Other non-current assets	23,763	31,454

Total assets	$2,756,158	$2,884,974

LIABILITIES
Current liabilities:
Accounts payable	$6,740	$17,883
Accrued expenses and other current liabilities	137,019	186,895
Income taxes payable	—	9,467
Current portion of long-term debt	6,609	8,284

Total current liabilities	150,368	222,529

Other liabilities:
Long-term debt, excluding current portion	1,027,600	1,191,955
Other non-current liabilities	108,720	116,070

Total liabilities	1,286,688	1,530,554

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 251,291,752 and 251,073,721 shares issued and 250,779,474 and 250,583,711 outstanding	2,508	2,506
Additional paid-in capital	2,053,714	2,047,164
Accumulated deficit	(574,164)	(681,479)
Treasury stock, at cost (512,278 shares and 490,010 shares, respectively)	(6,352)	(6,330)
Accumulated other comprehensive (loss)	(6,236)	(7,441)

Total shareholders’ equity	1,469,470	1,354,420

Total liabilities and shareholders’ equity	$2,756,158	$2,884,974

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
REVENUE
Net sales	$227,654	$223,670	$680,990	$663,625
Other revenue	4,285	2,794	14,648	8,233

Total revenue	231,939	226,464	695,638	671,858

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	46,810	45,490	145,592	142,383
Selling, general and administrative	45,925	60,760	148,249	208,808
Research and development	9,997	24,093	34,723	42,763
Amortization of intangible assets	59,080	57,054	164,830	172,161
Interest (income)	(317)	(895)	(1,112)	(3,928)
Interest expense	23,939	29,166	73,343	94,262

INCOME BEFORE TAXES	46,505	10,796	130,013	15,409
Provision for income taxes	6,416	5,003	22,698	6,221

NET INCOME	$40,089	$5,793	$107,315	$9,188

Earnings per share:
Class A—Basic	$0.16	$0.02	$0.43	$0.04
Class A—Diluted	$0.16	$0.02	$0.43	$0.04

See accompanying notes to unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,315	$9,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,940	7,358
Amortization of intangible assets	164,830	172,161
Amortization of debt finance costs	7,029	10,533
Stock compensation expense	6,120	5,030
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid expenses and other current assets	(7,493)	(10,890)
Decrease in inventories	1,185	12,966
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(13,357)	15,323
(Decrease) / increase in income taxes and other, net	(64,395)	12,047

Net cash provided by operating activities	210,174	233,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(48,700)	(21,100)
Capital expenditures	(13,328)	(12,026)

Net cash (used in) investing activities	(62,028)	(33,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under bank term credit facility	(166,030)	(258,206)
Other	341	(86)

Net cash (used in) financing activities	(165,689)	(258,292)

Net (decrease) in cash and cash equivalents	(17,543)	(57,702)
Cash and cash equivalents, beginning of period	30,776	84,464

Cash and cash equivalents, end of period	$13,233	$26,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid / (refunded) for income taxes	$85,383	$(5,060)

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

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board, destination. Recognition of revenue also requires reasonable assurance of the collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements with third parties.

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of “other revenue”. Other revenue for the quarters ended September 30, 2008 and 2007 was $4,285 and $2,794, respectively, and was $14,648 and $8,233 in the nine months ended September 30, 2008 and 2007, respectively.

The Company establishes accruals for rebates, coupons, trade discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. As of September 30, 2008 and December 31, 2007, the amounts related to these provisions included as a reduction of accounts receivable were $14,455 and $8,727, respectively. The amounts included in accrued liabilities were $71,538 and $57,482 (of which $59,161 and $49,196 related to reserves for product returns) as of September 30, 2008 and December 31, 2007, respectively. The provisions recorded for product returns were $16,453 and $13,008 in the quarters ended September 30, 2008 and 2007, respectively, and were $51,339 and $41,206 in the nine months ended September 30, 2008 and 2007, respectively.

Advertising and Promotional Costs

Costs associated with advertising and promotion (“A&P”) of the Company’s products are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). A&P expenses totaled $9,690 and $11,782 in the quarters ended September 30, 2008 and 2007, respectively, and $37,219 and $65,458 in the nine months ended September 30, 2008 and 2007, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $107 and $1,818 in the quarters ended September 30, 2008 and 2007, respectively, and $8,655 and $27,708 in the nine months ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

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

The following is the calculation of EPS for the quarters and nine months ended September 30, 2008 and 2007, respectively:

	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income available to common shareholders	$40,089	$5,793	$107,315	$9,188

Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	249,906,550	249,006,229	249,691,994	248,799,556
Dilutive effect of stock option grants and unvested restricted stock grants	660,838	1,452,889	831,540	1,632,675

Diluted number of Class A common and potential Class A common shares outstanding	250,567,388	250,459,118	250,523,534	250,432,231

Earnings per common share:
Class A—Basic	$0.16	$0.02	$0.43	$0.04

Class A—Diluted	$0.16	$0.02	$0.43	$0.04

Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase Class A common shares	4,106,155	3,091,561	4,106,217	3,092,058

Unvested restricted stock grants	213,027	116,883	256,820	143,274

4. Derivatives

Derivative Financial Instruments

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive income, depending on the timing and designated purpose of the derivative.

The Company entered into interest rate swap contracts covering a portion of its variable rate debt with affiliates of Morgan Stanley. These swaps fix the interest rates on the covered portion of the Company’s variable rate debt, hedging a portion of its exposure to potentially adverse movements in variable interest rates. The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swaps which were still in effect as of September 30, 2008 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%
$175,000	May-03-07	Dec-31-08	90 day LIBOR	5.556%

The interest rate swaps effectively convert a portion of the variable rate debt under the Company’s senior secured credit facility to fixed rate debt. These derivative instruments are designated as cash flow hedges with the related gains / (losses) recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The gains / (losses) were $3,199 and $(5,457) in the quarters ended September 30, 2008 and 2007, respectively, and were $3,076 and $(5,112) in the nine months ended September 30, 2008 and 2007, respectively.

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

The fair values of the Company’s interest rate swaps are determined under Level 3 based upon unobservable market inputs as defined by SFAS 157 provided by an independent third party financial institution. The reconciliation of the fair values of these interest rate swaps is as follows:

Value of interest rate swaps as of December 31, 2007	$(9,395)
Total (losses) included in other comprehensive income for the six months ended June 30, 2008	(123)

Value of interest rate swaps as of June 30, 2008	(9,518)
Total gains included in other comprehensive income for the quarter ended September 30, 2008	3,199

Value of interest rate swaps as of September 30, 2008	$(6,319)

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

The carrying amounts reported in the consolidated balance sheets as of September 30, 2008 and December 31, 2007 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt, other than the Company’s $390,000 principal amount of 8.75% unsecured senior subordinated notes due 2015 (“Notes”), approximates fair value because the underlying debt not covered by an interest rate swap is at variable rates and reprices frequently. The fair value of the Notes of $388,050 and $401,700 represents the market value of the Notes as of September 30, 2008 and December 31, 2007, respectively.

5. Inventories

Inventories consist of the following:

	As of September 30, 2008	As of December 31, 2007
Finished goods	$41,303	$36,592
Work-in-progress/Bulk	3,857	8,970
Raw materials	7,686	8,469

Total	$52,846	$54,031

Amounts above are net of $4,241 and $6,435 related to inventory obsolescence reserves as of September 30, 2008 and December 31, 2007, respectively. Product samples are stated at the lower of cost or market value ($3,368 and $4,569 as of September 30, 2008 and December 31, 2007, respectively) and are included in prepaid expenses and other current assets.

6. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets as of September 30, 2008 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$125,972	$275,028
ESTROSTEP FE product family	199,100	163,299	35,801
ESTRACE Cream	411,000	156,604	254,396
FEMHRT product family	301,100	196,072	105,028
FEMRING	29,301	8,457	20,844
ESTRACE Tablets	31,500	7,875	23,625
FEMTRACE	10,695	2,659	8,036
DORYX	331,300	120,479	210,821
DOVONEX / TACLONEX product family	289,536	47,993	241,543
SARAFEM	57,800	57,800	—
DURICEF	29,000	29,000	—
MOISTUREL	10,900	2,725	8,175

Total Finite-lived intangible assets	2,102,232	918,935	1,183,297

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,132,232	$918,935	$1,213,297

Aggregate amortization expense related to intangible assets was $59,080 and $57,054 for the quarters ended September 30, 2008 and 2007, respectively, and was $164,830 and $172,161 for the nine months ended September 30, 2008 and 2007, respectively. The Company continuously reviews its products’ remaining useful lives based on each product family’s estimated future cash flows. During the third quarter of 2008, the Company accelerated the amortization on certain non-core products based on its review. As a result, the quarter and nine months ended September 30, 2008 included additional amortization expense of $8,021 ($0.03 per diluted share, net of tax). Estimated amortization expense based on current forecasts for the remainder of 2008 and for each of the next five years is as follows:

Amortization
2008	$56,183
2009	191,476
2010	154,861
2011	135,391
2012	117,636
2013	105,349

7. Accrued Expenses

Accrued expenses consist of the following:

	As of September 30, 2008	As of December 31, 2007
Obligations under product licensing agreements	$15,057	$12,727
Payroll, commissions, and employee costs	15,160	14,817
Sales returns reserve	59,161	49,196
Medicaid rebate accrual	8,392	6,535
Interest payable	5,811	16,286
Income tax liabilities (1)	1,227	46,670
Provision for loss contracts	12,850	10,741
Litigation settlement reserves	250	9,250
Professional fees	2,179	4,241
Deferred income	4,363	6,741
Research and development expense accruals	4,740	4,459
Other	7,829	5,232

Total	$137,019	$186,895

(1)	As of September 30, 2008 and December 31, 2007, all income tax liabilities were related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) reserves. In addition, FIN48 income tax reserves included as a component of other non-current liabilities as of September 30, 2008 and December 31, 2007 totaled $3,701 and $9,907, respectively.

8. Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250,000. However, the lenders are not committed to provide these additional tranches. Holdings III, WCC and WCCI are each borrowers and cross-guarantors under the senior secured credit facility. In addition, Holdings III’s significant subsidiaries are guarantors. The term loan and delayed-draw term loan facilities mature on January 18, 2012, with scheduled quarterly repayments of principal totaling $6,609 annually. The revolving credit facility matures January 18, 2011. As of September 30, 2008, there were no borrowings outstanding under the revolving credit facility.

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

Components of Indebtedness

As of September 30, 2008, the Company’s outstanding funded debt included the following:

	Current Portion as of September 30, 2008	Long- Term Portion as of September 30, 2008	Total Outstanding as of September 30, 2008
Revolving credit loan	$—	$—	$—
Term loans	6,609	637,600	644,209
Notes	—	390,000	390,000

Total	$6,609	$1,027,600	$1,034,209

As of September 30, 2008, mandatory principal repayments of long-term debt in the remainder of 2008 and each of the five years ending December 31, 2009 through 2013 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2008	$1,652
2009	6,609
2010	6,609
2011	4,956
2012	624,383
2013	—
Thereafter	390,000

Total long-term debt	$1,034,209

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

Total stock-based compensation expense recognized for the quarters ended September 30, 2008 and 2007 was $2,115 and $1,659, respectively, and was $6,120 and $5,030 for the nine months ended September 30, 2008 and 2007, respectively. Unrecognized future compensation expense was $10,397 as of September 30, 2008, which will be recognized as an expense over a remaining weighted average period of 1.11 years.

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

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 7.6 years.

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from December 31, 2007 through September 30, 2008:

	Class A Grants
(in thousands except per share amounts)	Number of Common Shares	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2007	1,213	$3.30
Granted shares	214	17.34
Repurchased shares	(22)	1.00
Vested shares	(655)	2.26
Forfeited shares	(25)	15.68

Unvested restricted Class A common shares at September 30, 2008	725	$8.03

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2007 through September 30, 2008:

	Class A Options
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance December 31, 2007	3,074	$3.05	$20.05
Granted options	1,255	6.87	16.86
Exercised options	(29)	8.01	14.97
Forfeited options	(193)	7.48	15.70

Balance September 30, 2008	4,107	$3.98	$19.31

Vested and exercisable at September 30, 2008	1,919	$2.03	$21.00

The intrinsic value of non-qualified options to purchase Class A common shares is calculated as the difference between the closing price of the Company’s common stock and the exercise price of the options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase Class A common shares that are in the money as of September 30, 2008 are as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at September 30, 2008	945	$14.98	$15.12	$132
Vested and exercisable at September 30, 2008	464	$14.99	$15.12	$60

10. Contingencies

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) and had a contingent purchase obligation with a separate product acquired in 2003 (ESTROSTEP FE) which expired in the third quarter of 2007. The remaining contingency is payable quarterly and is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to the two products totaled $2,900 and $6,700 in the quarters ended September 30, 2008 and 2007, respectively, and $8,700 and $21,100 in the nine months ended September 30, 2008 and 2007, respectively. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year	Amount
2008	$2,900
2009	11,600
2010	2,900

Total	$17,400

Product Development Agreements with LEO Pharma A/S

In September 2005, the Company entered into agreements with LEO Pharma A/S (“LEO Pharma”) under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for the U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In September 2007, the Company made a $10,000 payment under this agreement as a result of the United States Food and Drug Administration’s (“FDA”) acceptance of LEO Pharma’s New Drug Application (“NDA”) submission for TACLONEX scalp topical suspension (“TACLONEX scalp”), which was included in research and development expenses in the quarter and nine months ended September 30, 2007. In June 2008, the Company made a $40,000 milestone payment under this agreement as a result of the FDA’s approval of the NDA for TACLONEX scalp. This $40,000 payment has been recorded as an intangible asset as part of the DOVONEX/TACLONEX product family and is being amortized over the product’s useful life. Under the product development agreement, the Company may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $100,000. In addition, the Company agreed to pay a supply fee and royalties to LEO Pharma based on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

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

Other Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals, Inc. (“Paratek”) under which the Company acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an upfront fee of $4,000 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. The $4,000 upfront payment was included in research and development expenses in the quarter and nine months ended September 30, 2007. The Company may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In November 2007, the Company entered into an agreement with NexMed, Inc (“NexMed”). Under the terms of the agreement, the Company acquired the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction. NexMed’s NDA for the product was accepted for review by the FDA in November 2007. The Company paid a license fee of $500 upon signing the agreement. The Company may make additional payments to NexMed upon the achievement of various developmental milestones that could aggregate up to $12,500. In addition, the Company agreed to pay royalties to NexMed based on the net sales, if any, of the products covered under the agreement. On July 22, 2008, NexMed announced that it had received a non-approvable letter from the FDA with respect to the product. NexMed has stated that it remains committed to bringing the product to market and is working with the FDA to resolve the deficiencies cited in the FDA’s complete response letter.

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

The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institute of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified for the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and, although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro™, products marketed by Wyeth. Numerous lawsuits were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

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

Patent Matters

In June 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) regarding the Company’s U.S. Patent No. 5,552,394 (the “394 Patent”) which covers LOESTRIN 24 FE. The Paragraph IV certification letter sets forth allegations of non-infringement and invalidity of the 394 Patent. On July 28, 2006, the Company filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey for infringement of the 394 Patent. The Company is seeking a ruling that Watson’s ANDA and proposed ANDA product infringe the 394 Patent, and that Watson’s ANDA should not be approved before the expiration of the 394 Patent. The Company’s lawsuit results in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the court to resolve the suit. Discovery is ongoing. No trial date has been set. The Company cannot provide any assurance as to when the case will be decided or whether the court will find that Watson’s ANDA infringes the Company’s 394 Patent.

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

12. Income Taxes

The Company operates in five primary tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The Company’s effective tax rates for the quarter and nine months ended September 30, 2008 were 13.8% and 17.5%, respectively. The current estimate of the Company’s effective tax rate for the full year 2008 is approximately 17.0%. The rates for the quarter and nine months ended September 30, 2008, respectively, differ from the estimate for the full year due to the impact of discrete items. The discrete items are primarily a result of FIN48 adjustments and withholding taxes. The difference between the U.S. statutory and effective tax rates for the quarters and nine months ended September 30, 2008 and 2007 is predominantly due to the mix of taxable income among the various tax jurisdictions and other U.S. permanent items. The effective income tax rates for both the interim reporting periods and the full year are volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, as well as the overall level of consolidated income before income taxes.

As of September 30, 2008 and December 31, 2007, the Company’s liability for unrecognized tax benefits was $4,711 and $46,803, respectively, excluding interest and penalties, if any. The unrecognized tax benefits that would impact the effective tax rate, if recognized, were $4,711 and $16,366 as of September 30, 2008 and December 31, 2007, respectively. During the quarters ended September 30, 2008 and 2007, the Company recorded approximately $498 and $936 in interest, respectively, in its provision for income taxes. During the nine months ended September 30, 2008 and 2007, the Company recorded approximately $1,580 and $2,792 in interest, respectively, in its provision for income taxes. Included in income tax liabilities as of September 30, 2008 and December 31, 2007 were approximately $217 and $9,774 of interest, respectively. The Company also includes penalties, when applicable, as a component of its provision for income taxes.

On February 25, 2008, the Company’s U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the Internal Revenue Service (“IRS”) covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which the Company’s U.S. entities are compensated for services provided on behalf of its non-U.S. entities. The APA provides the Company with greater certainty with respect to the mix of pretax income in the various tax jurisdictions in which the Company operates.

During the nine months ended September 30, 2008, the Company made cash payments in respect of income taxes in the amount of $85,383. The income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS.

13. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following is selected information for the quarters and nine months ended September 30, 2008 and 2007:

	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenue by country of origin:
United States	$225,657	$219,537	$672,420	$648,489
All other countries	6,282	6,927	23,218	23,369

Total revenue	$231,939	$226,464	$695,638	$671,858

	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenue breakdown by product:
Net sales:
LOESTRIN 24 FE	$50,776	$38,197	$147,862	$107,307
FEMCON FE	11,409	9,368	32,909	20,840
ESTROSTEP FE*	4,201	17,982	15,263	60,078
OVCON*	3,111	5,192	9,871	12,100
ESTRACE Cream	19,893	18,167	60,288	52,885
FEMHRT	14,564	16,773	47,008	47,271
FEMRING	4,029	3,387	10,950	10,719
DORYX	44,757	29,194	111,582	84,187
TACLONEX	38,185	33,113	113,894	97,302
DOVONEX*	26,379	32,008	92,959	107,380
SARAFEM	2,036	10,154	14,254	28,534
Other products	3,774	4,241	8,309	13,585
Contract manufacturing product sales	4,540	5,894	15,841	21,437

Total net sales	227,654	223,670	680,990	663,625

Other revenue:
Royalty revenue	4,285	2,794	14,648	8,233

Total revenue	$231,939	$226,464	$695,638	$671,858

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

The following is selected balance sheet information as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008	As of December 31, 2007
Fixed assets:
United States	$15,139	$13,994
Puerto Rico	30,324	27,232
United Kingdom	12,577	16,227

Total	$58,040	$57,453

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

The following financial information presents the condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, and the related statements of operations for the quarters ended September 30, 2008 and 2007 and the related statements of operations and cash flows for the nine months ended September 30, 2008 and 2007.

Condensed Consolidating Balance Sheets as of September 30, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$911	$7	$3,351	$195	$167	$5,868	$2,734	$—	$13,233
Accounts receivable, net	1	—	5	—	7	84,139	216	—	84,368
Intercompany	—	—	—	4,055	—	14,788	57,387	(76,230)	—
Inventories	—	—	—	—	—	49,895	2,951	—	52,846
Prepaid expenses & other current assets	174	7	7	—	14,567	42,632	2,900	—	60,287

Total Current assets	1,086	14	3,363	4,250	14,741	197,322	66,188	(76,230)	210,734

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	45,461	12,579	—	58,040
Intangible assets, net	—	—	—	—	—	981,632	231,665	—	1,213,297
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	13,235	10,528	—	—	23,763
Investments in subsidiaries	1,475,049	1,475,075	1,473,261	797,051	1,535,217	—	—	(6,755,653)	—

Total Assets	$1,476,135	$1,475,089	$1,476,624	$801,301	$1,563,193	$2,485,267	$310,432	$(6,831,883)	$2,756,158

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$5,448	$1,292	$—	$6,740
Intercompany	4,034	46	1,686	—	3,417	47,415	19,632	(76,230)	—
Accrued expenses & other current liabilities	2,631	—	—	5	5,716	127,590	1,077	—	137,019
Current portion of long-term debt	—	—	—	—	1,817	4,792	—	—	6,609

Total Current Liabilities	6,665	46	1,686	5	10,950	185,245	22,001	(76,230)	150,368

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	563,948	463,652	—	—	1,027,600
Other non-current liabilities	—	—	—	—	(11,475)	108,700	11,495	—	108,720

Total Liabilities	6,665	46	1,686	5	563,423	757,597	33,496	(76,230)	1,286,688

Shareholders’ equity	1,469,470	1,475,043	1,474,938	801,296	999,770	1,727,670	276,936	(6,755,653)	1,469,470

Total Liabilities and Shareholders’ Equity	$1,476,135	$1,475,089	$1,476,624	$801,301	$1,563,193	$2,485,267	$310,432	$(6,831,883)	$2,756,158

Condensed Consolidating Balance Sheets as of December 31, 2007

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$1,205	$15	$993	$578	$1,108	$20,294	$6,583	$—	$30,776
Accounts receivable, net	5	—	5	—	10	65,530	224	—	65,774
Intercompany	—	—	810	4,000	—	157,574	21,284	(183,668)	—
Inventories	—	—	—	—	—	49,932	4,099	—	54,031
Prepaid expenses & other current assets	245	—	—	—	—	62,928	2,562	—	65,735

Total Current assets	1,455	15	1,808	4,578	1,118	356,258	34,752	(183,668)	216,316

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	41,226	16,227	—	57,453
Intangible assets, net	—	—	—	—	—	1,070,760	258,667	—	1,329,427
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	15,702	15,752	—	—	31,454
Investments in subsidiaries	1,356,780	1,356,776	1,360,245	786,274	1,500,655	—	—	(6,360,730)	—

Total Assets	$1,358,235	$1,356,791	$1,362,053	$790,852	$1,517,475	$2,734,320	$309,646	$(6,544,398)	$2,884,974

Liabilities
Current Liabilities:
Accounts payable	$790	$—	$—	$—	$—	$16,053	$1,040	$—	$17,883
Intercompany	630	17	5,414	296	147,195	13,243	16,873	(183,668)	—
Accrued expenses & other current liabilities	2,395	—	—	—	(2,241)	194,623	1,585	—	196,362
Current portion of long-term debt	—	—	—	—	2,132	6,152	—	—	8,284

Total Current Liabilities	3,815	17	5,414	296	147,086	230,071	19,498	(183,668)	222,529

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	595,232	596,723	—	—	1,191,955
Other non-current liabilities	—	—	—	—	(10,538)	115,193	11,415	—	116,070

Total Liabilities	3,815	17	5,414	296	731,780	941,987	30,913	(183,668)	1,530,554

Shareholders’ equity	1,354,420	1,356,774	1,356,639	790,556	785,695	1,792,333	278,733	(6,360,730)	1,354,420

Total Liabilities and Shareholders’ Equity	$1,358,235	$1,356,791	$1,362,053	$790,852	$1,517,475	$2,734,320	$309,646	$(6,544,398)	$2,884,974

Condensed Consolidating Statements of Operations for the quarter ended September 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$231,939	$22,922	$(22,922)	$231,939
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	51,468	1,529	(6,187)	46,810
Selling, general & administrative	908	8	7	17	33	61,130	572	(16,750)	45,925
Research and development	—	—	—	(27)	—	9,562	462	—	9,997
Amortization of intangible assets	—	—	—	—	—	49,322	9,758	—	59,080
Dividend (income) / expense	—	—	(18,717)	—	(202,719)	—	—	221,436	—
Interest (income)	(6)	—	(16)	—	(15)	(271)	(9)	—	(317)
Interest expense	—	—	—	—	13,113	10,446	380	—	23,939

(Loss) / income before income taxes	(902)	(8)	18,726	10	189,588	50,282	10,230	(221,421)	46,505
Income tax (benefit) / provision	—	—	—	—	(5,063)	10,947	532	—	6,416
Equity in earnings / (losses) of subsidiaries	40,991	40,999	22,273	207,063	12,412	—	—	(323,738)	—

Net income / (loss)	$40,089	$40,991	$40,999	$207,073	$207,063	$39,335	$9,698	$(545,159)	$40,089

Condensed Consolidating Statements of Operations for the quarter ended September 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$226,464	$7,773	$(7,773)	$226,464
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	45,968	600	(1,078)	45,490
Selling, general & administrative	2,592	7	6	67	96	63,386	1,298	(6,692)	60,760
Research and development	—	—	—	—	—	23,446	647	—	24,093
Amortization of intangible assets	—	—	—	—	—	48,343	8,711	—	57,054
Interest (income)	(66)	(1)	(19)	—	(18)	(722)	(69)	—	(895)
Interest expense	—	—	—	—	13,128	16,038	—	—	29,166

(Loss) / income before income taxes	(2,526)	(6)	13	(67)	(13,206)	30,005	(3,414)	(3)	10,796
Income tax (benefit) / provision	—	—	—	—	(4,622)	10,081	(456)	—	5,003
Equity in earnings / (losses) of subsidiaries	8,319	8,325	8,312	618	9,202	—	—	(34,776)	—

Net income / (loss)	$5,793	$8,319	$8,325	$551	$618	$19,924	$(2,958)	$(34,779)	$5,793

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$695,638	$56,413	$(56,413)	$695,638
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	159,904	3,416	(17,728)	145,592
Selling, general & administrative	3,656	30	30	68	199	180,025	2,929	(38,688)	148,249
Research and development	—	—	—	(30)	—	33,888	865	—	34,723
Amortization of intangible assets	—	—	—	—	—	137,829	27,001	—	164,830
Dividend (income) / expense	—	—	(23,985)	—	(202,719)	—	—	226,704	—
Interest (income)	(27)	—	(45)	—	(30)	(919)	(91)	—	(1,112)
Interest expense	—	—	—	—	38,548	34,034	761	—	73,343

(Loss) / income before income taxes	(3,629)	(30)	24,000	(38)	164,002	150,877	21,532	(226,701)	130,013
Income tax (benefit) / provision	—	—	—	—	(14,929)	36,339	1,288	—	22,698
Equity in earnings / (losses) of subsidiaries	110,944	110,974	86,974	213,496	34,565	—	—	(556,953)	—

Net income / (loss)	$107,315	$110,944	$110,974	$213,458	$213,496	$114,538	$20,244	$(783,654)	$107,315

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$671,858	$20,500	$(20,500)	$671,858
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	146,242	3,793	(7,652)	142,383
Selling, general & administrative	5,021	29	31	81	672	212,384	3,425	(12,835)	208,808
Research and development	—	—	—	—	—	41,258	1,505	—	42,763
Amortization of intangible assets	—	—	—	—	—	146,026	26,135	—	172,161
Interest (income)	(269)	(1)	(59)	(1)	(69)	(3,378)	(151)	—	(3,928)
Interest expense	—	—	—	—	39,336	54,926	—	—	94,262

(Loss) / income before income taxes	(4,752)	(28)	28	(80)	(39,939)	74,400	(14,207)	(13)	15,409
Income tax (benefit) / provision	—	—	—	—	(13,979)	21,103	(903)	—	6,221
Equity in earnings / (losses) of subsidiaries	13,940	13,968	13,940	(7,180)	18,780	—	—	(53,448)	—

Net income / (loss)	$9,188	$13,940	$13,968	$(7,260)	$(7,180)	$53,297	$(13,304)	$(53,461)	$9,188

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations / Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) / provided by operating activities	$(704)	$(8)	$2,358	$(383)	$30,658	$181,163	$(2,910)	$—	$210,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(48,700)	—	—	(48,700)
Capital expenditures	—	—	—	—	—	(12,389)	(939)	—	(13,328)

Net cash (used in) investing activities	—	—	—	—	—	(61,089)	(939)	—	(62,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank senior secured credit facility	—	—	—	—	(31,599)	(134,431)	—	—	(166,030)
Other	410	—	—	—	—	(69)	—	—	341

Net cash provided by / (used in) financing activities	410	—	—	—	(31,599)	(134,500)	—	—	(165,689)

Net (decrease) / increase in cash and cash equivalents	$(294)	$(8)	$2,358	$(383)	$(941)	$(14,426)	$(3,849)	$—	$17,543

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2007

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) / provided by operating activities	$(5,230)	$(34)	$11	$(22)	$1,193	$232,192	$5,606	$—	$233,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(21,100)	—	—	(21,100)
Capital expenditures	—	—	—	—	—	(9,651)	(2,375)	—	(12,026)

Net cash (used in) investing activities	—	—	—	—	—	(30,751)	(2,375)	—	(33,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under bank senior secured credit facility	—	—	—	—	(1,599)	(256,607)	—	—	(258,206)
Other	—	—	—	—	—	(86)	—	—	(86)

Net cash (used in) financing activities	—	—	—	—	(1,599)	(256,693)	—	—	(258,292)

Net (decrease) / increase in cash and cash equivalents	$(5,230)	$(34)	$11	$(22)	$(406)	$(55,252)	$3,231	$—	$(57,702)

15. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in shareholders’ equity to be included in other comprehensive income / (loss). The components of accumulated other comprehensive income / (loss) for the Company consist of foreign currency translation adjustments and unrealized gains or (losses) on interest rate swap contracts. Other comprehensive income was $41,539 and $873 for the quarters ended September 30, 2008 and 2007, respectively, and $108,520 and $5,153 for the nine months ended September 30, 2008 and 2007, respectively.

The components of accumulated other comprehensive income / (loss) consist of:

	As of September 30, 2008	As of December 31, 2007
Cumulative translation adjustment	$83	$1,954
Unrealized (loss) on interest rate swaps (net of tax)	(6,319)	(9,395)

Total	$(6,236)	$(7,441)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

In April 2008, we reached an agreement in principle to settle, for $16.5 million, the class action securities lawsuit brought against us in connection with our initial public offering (“IPO”). The majority of the settlement will be funded by insurance proceeds and is expected to be paid during the fourth quarter of 2008. The settlement did not have a material impact on our condensed consolidated financial statements for the quarter and nine months ended September 30, 2008;

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

•	In June 2008, the FDA approved a 150 mg strength of DORYX (“Doryx 150mg”) and we began commercial sale of the product in the third quarter of 2008;

•	During the nine months ended September 30, 2008, we made optional prepayments aggregating $160.0 million of our indebtedness under our senior secured credit facility;

•	Our revenue for the quarter ended September 30, 2008 was $231.9 million and our net income was $40.1 million; and

•	Our revenue for the nine months ended September 30, 2008 was $695.6 million and our net income was $107.3 million.

Operating Results for the quarters and nine months ended September 30, 2008 and 2007

Revenue

The following table sets forth our unaudited revenue for the quarters and nine months ended September 30, 2008 and 2007, as well as the corresponding dollar and percentage change:

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$50.8	$38.2	$12.6	32.9%	$147.9	$107.3	$40.6	37.8%
FEMCON FE	11.4	9.4	2.0	21.8%	32.9	20.8	12.1	57.9%
ESTROSTEP FE*	4.2	17.9	(13.7)	(76.6)%	15.3	60.1	(44.8)	(74.6)%
OVCON*	3.1	5.2	(2.1)	(40.1)%	9.9	12.1	(2.2)	(18.4)%

Total	69.5	70.7	(1.2)	(1.8)%	206.0	200.3	5.7	2.8%
Hormone therapy
ESTRACE Cream	19.9	18.2	1.7	9.5%	60.3	52.9	7.4	14.0%
FEMHRT	14.6	16.8	(2.2)	(13.2)%	47.0	47.3	(0.3)	(0.6)%
FEMRING	4.0	3.4	0.6	19.0%	11.0	10.7	0.3	2.2%
Other HT Products	2.8	3.5	(0.7)	(20.6)%	8.3	10.8	(2.5)	(23.3)%

Total	41.3	41.9	(0.6)	(1.4)%	126.6	121.7	4.9	4.0%
Dermatology
DORYX	44.8	29.2	15.6	53.3%	111.6	84.2	27.4	32.5%
TACLONEX	38.2	33.1	5.1	15.3%	113.9	97.3	16.6	17.1%
DOVONEX*	26.4	32.0	(5.6)	(17.6)%	92.9	107.4	(14.5)	(13.4)%

Total	109.4	94.3	15.1	15.9%	318.4	288.9	29.5	10.2%
Premenstrual dysphoric disorder
SARAFEM	2.0	10.2	(8.2)	(79.9)%	14.2	28.5	(14.3)	(50.0)%
Other product sales
Other	0.9	0.8	0.1	41.2%	0.0	2.8	(2.8)	(100.0)%
Contract manufacturing	4.5	5.9	(1.4)	(23.0)%	15.8	21.4	(5.6)	(26.1)%

Total product net sales	227.6	223.8	3.8	1.8%	681.0	663.6	17.4	2.6%
Other revenue
Royalty revenue	4.3	2.7	1.6	53.4%	14.6	8.3	6.3	77.9%

Total revenue	$231.9	$226.5	$5.4	2.4%	$695.6	$671.9	$23.7	3.5%

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

Revenue in the quarter ended September 30, 2008 was $231.9 million, an increase of $5.4 million, or 2.4%, over the same quarter in the prior year. Revenue in the nine months ended September 30, 2008 was $695.6 million, an increase of $23.7 million, or 3.5%, over the same period in the prior year. The primary drivers of the increase in revenue were the net sales of our promoted products LOESTRIN 24 FE, DORYX, TACLONEX and FEMCON FE, which together contributed $35.3 million and $96.7 million of revenue growth for the quarter and nine months ended September 30, 2008, respectively, compared to the prior year periods. The growth delivered by these products was offset primarily by significant declines in ESTROSTEP FE and SARAFEM net sales due to generic competition. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our customers. We use IMS Health (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand.

Net sales of our oral contraceptive products decreased $1.2 million, or 1.8%, in the quarter ended September 30, 2008 and increased $5.7 million, or 2.8%, in the nine months ended September 30, 2008, compared with the prior year periods. LOESTRIN 24 FE generated revenues of $50.8 million in the quarter ended September 30, 2008, an increase of 32.9%, compared with $38.2 million in the prior year quarter. During the nine months ended September 30, 2008 LOESTRIN 24 FE generated revenues of $147.9 million, an increase of 37.8% compared with $107.3 million in the prior year period. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 22.3% and 34.1% in the quarter and nine months ended September 30, 2008, respectively, and to a lesser extent, higher average selling prices compared to the prior year periods. FEMCON FE generated revenues of $11.4 million and $32.9 million in the quarter and nine months ended September 30, 2008, respectively, compared to $9.4 million and $20.8 million in the prior year periods. The increase in FEMCON FE net sales in the quarter and nine months ended September 30, 2008 was primarily due to an increase in filled prescriptions of 42.5% and 72.0%, respectively, versus the prior year periods, offset partially by the impact of higher sales-related deductions in the periods ending September 30, 2008. ESTROSTEP FE net sales decreased $13.7 million, or 76.6%, and $44.8 million, or 74.6%, in the quarter and nine months ended September 30, 2008, respectively, as compared to the prior year periods. The decrease in ESTROSTEP FE net sales was primarily due to an 83.2% and 80.8% decline in filled prescriptions in the quarter and nine months ended September 30, 2008, respectively, compared to the prior year periods, as a result of generic versions of ESTROSTEP FE being introduced in the fourth quarter of 2007, including our authorized generic Tilia™ FE. Our revenue from net sales of Tilia™ FE, which is reported in our net sales for ESTROSTEP FE, partially offset the net sales decline in ESTROSTEP FE in both the quarter and nine months ended September 30, 2008.

Net sales of our dermatology products increased $15.1 million, or 15.9%, in the quarter ended September 30, 2008, and $29.5 million, or 10.2%, in the nine months ended September 30, 2008 as compared to the prior year periods. Net sales of DORYX increased $15.6 million, or 53.3%, in the quarter ended September 30, 2008, compared to the prior year quarter, primarily due to an expansion of pipeline inventories primarily resulting from the launch of DORYX 150 mg, as well as higher average selling prices and a 12.9% increase in filled prescriptions. Net sales of DORYX increased $27.4 million, or 32.5%, in the nine months ended September 30, 2008, compared to the prior year period, primarily due to higher average selling prices, an expansion of pipeline inventories relative to the prior year period and a 7.7% increase in filled prescriptions. Net sales of TACLONEX increased $5.1 million, or 15.3%, to $38.2 million in the quarter ended September 30, 2008, compared to $33.1 million in the prior year quarter. Net sales of TACLONEX increased $16.6 million, or 17.1%, to $113.9 million in the nine months ended September 30, 2008, compared to $97.3 million in the prior year period. The increase in net sales was primarily due to increases in filled prescriptions, measured on a per-gram basis, and higher average selling prices in the quarter and nine months ended September 30, 2008, respectively, compared to the prior year periods. In addition, the increase in the quarter ended September 30, 2008 was attributable to the introduction of TACLONEX scalp in June 2008. These increases were offset, in part, by a contraction of pipeline inventories during the quarter and nine months ended September 30, 2008 relative to the prior year periods. We believe the increases in filled prescriptions for TACLONEX are not fully reflective of the increases in demand for the product during these periods. In August 2007, we began offering TACLONEX in 100 gram tubes, in addition to our original 60 gram tubes, resulting in an increase in the average grams per filled TACLONEX prescription during the quarter and nine months ended September 30, 2008 compared with the same periods in 2007. Net sales of DOVONEX decreased $5.6 million, or 17.6%, in the quarter ended September 30, 2008 as compared to the prior year quarter, and decreased by $14.5 million, or 13.4%, in the nine months ended September 30, 2008, compared with the prior year period. The declines in DOVONEX net sales in the quarter and nine months ended September 30, 2008 were due primarily to decreases in filled prescriptions of 25.4% and 23.3%, respectively, and increases in sales-related deductions during the 2008 periods, which was partially offset by higher average selling prices. The declines in filled prescriptions were due primarily to the introduction of generic versions of DOVONEX solution into the market in the second quarter of 2008, including our authorized generic product, and, in part, due to customers switching to other therapies. We expect DOVONEX net sales to continue to decline due, in part, to generic competition with regards to DOVONEX solution.

Net sales of our hormone therapy products decreased $0.6 million, or 1.4%, in the quarter ended September 30, 2008 as compared to the prior year quarter, and increased $4.9 million, or 4.0%, in the nine months ended September 30, 2008, compared with the prior year period. Net sales of ESTRACE Cream increased $1.7 million, or 9.5%, and $7.4 million or 14.0% in the quarter and nine months ended September 30, 2008, respectively, compared to the prior year periods, primarily due to higher average selling prices, offset in part by a contraction of pipeline inventories. Filled prescriptions for ESTRACE Cream were relatively flat in the quarter and nine months ended September 30, 2008, compared with the prior year periods. Net sales of FEMHRT decreased $2.2 million, or 13.2%, in the quarter ended September 30, 2008 and decreased $0.3 million, or 0.6%, in the nine months ended September 30, 2008, compared to the prior year periods. Filled prescriptions of FEMHRT decreased 15.1% and 13.8% in the quarter and nine months ended September 30, 2008, respectively, compared with the prior year periods. The resulting decrease in net sales was partially offset by higher average selling prices in the quarter and nine months ended September 30, 2008 and an expansion of pipeline inventories in the nine months ended September 30, 2008 as compared to the same period in the prior year.

Net sales of SARAFEM, our product used to treat symptoms of premenstrual dysphoric disorder (PMDD), decreased $8.2 million, or 79.9%, and $14.3 million, or 50.0%, in the quarter and nine months ended September 30, 2008, respectively, compared with the prior year periods. The decrease in net sales was due primarily to a decline in filled prescriptions of 66.1% and 48.6% in the quarter and nine months ended September 30, 2008, respectively. During the first half of 2008 we discontinued sales of SARAFEM capsules and commenced sales of SARAFEM tablets. Generic versions of SARAFEM capsules were introduced in May 2008 and negatively impacted our SARAFEM net sales during the quarter and nine months ended September 30, 2008. We expect generic competition to continue to have an adverse impact on our SARAFEM net sales in the future.

Our other product net sales declined in the nine months ended September 30, 2008 due to a recall of certain non-core products manufactured by a third party. As a result of the recall, our other product sales during the nine months ended September 30, 2008 was negatively impacted due to contra-sales related accruals for the product recalls. We do not expect this product recall to materially affect our operating results in future periods. Our contract manufacturing revenues relate to certain products manufactured for third parties. Additionally in the quarter and nine months ended September 30, 2008, we generated $4.3 million and $14.6 million, respectively, of revenue which consisted of royalties earned on the net sales of an oral contraceptive product sold by a third party under a license relating to one of our patents, as compared to $2.7 million and $8.3 million, respectively, in the prior year periods.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters and nine months ended September 30, 2008 and 2007:

(dollars in millions)	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	$ Change	Percent Change
Product net sales	$227.6	$223.8	$3.8	1.8%

Cost of sales (excluding amortization)	$46.8	$45.5	$1.3	2.9%

Cost of sales percentage	20.6%	20.3%

(dollars in millions)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	Percent Change
Product net sales	$681.0	$663.6	$17.4	2.6%

Cost of sales (excluding amortization)	$145.6	$142.4	$3.2	2.3%

Cost of sales percentage	21.4%	21.5%

Cost of sales increased $1.3 million, or 2.9%, and $3.2 million, or 2.3%, in the quarter and nine months ended September 30, 2008, respectively, compared with the prior year periods. The nine months ended September 30, 2007 included a $3.6 million expense relating to the write-off of inventories of certain DOVONEX products which were not sold due to a shift in our marketing strategies relating to DOVONEX. Excluding this expense in the nine months ended September 30, 2007, cost of sales increased $6.8 million, or 4.9%, in the nine months ended September 30, 2008, compared to the prior year period, primarily due to the 2.6% increase in product net sales. Our cost of sales, as a percentage of product net sales, excluding the one time charge in 2007, increased in both the quarter and nine months ended September 30, 2008 as compared to the prior year periods. The increase is due to a number of factors, primarily the mix of products sold and a general increase in costs relative to the prior year periods.

Selling, General & Administrative (“SG&A”) expenses

SG&A expenses were comprised of the following expenses for the quarters and nine months ended September 30, 2008 and 2007:

(dollars in millions)	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$9.7	$11.8	$(2.1)	(17.8)%
Selling and Distribution	22.0	22.7	(0.7)	(3.0)%
General, Administrative and Other (“G&A”)	14.2	26.3	(12.1)	(45.9)%

Total	$45.9	$60.8	$(14.9)	(24.4)%

(dollars in millions)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	$ Change	Percent Change
A&P	$37.2	$65.5	$(28.3)	(43.1)%
Selling and Distribution	68.6	66.7	1.9	2.8%
G&A	42.4	76.6	(34.2)	(44.6)%

Total	$148.2	$208.8	$(60.6)	(29.0)%

SG&A expenses for the quarter ended September 30, 2008 were $45.9 million, a decrease of $14.9 million, or 24.4%, from $60.8 million in the prior year quarter. SG&A expenses for the nine months ended September 30, 2008 were $148.2 million, a decrease of $60.6 million, or 29.0%, from $208.8 million in the prior year period. A&P expenses decreased $2.1 million, or 17.8%, and $28.3 million, or 43.1%, compared with the prior year periods, due primarily to a $1.6 million and $19.0 million decrease in direct-to-consumer advertising in the quarter and nine months ended September 30, 2008, respectively, as well as an overall decrease in promotional spending. We continue to expect our A&P spend in 2008 to be significantly less than 2007 levels due, in part, to our decreased use of direct-to-consumer advertising in 2008. Selling and distribution expenses decreased $0.7 million, or 3.0%, and increased $1.9 million, or 2.8%, in the quarter and nine months ended September 30, 2008, respectively, compared to the prior year periods. The decrease in the quarter ended September 30, 2008 is primarily due to a reduction in average headcount in the quarter ended September 30, 2008 compared to the prior year quarter. The increase in the nine months ended September 30, 2008 is primarily due to normal inflationary pressures on our compensation costs. G&A expenses in the quarter ended September 30, 2008 decreased $12.1 million, or 45.9%, compared to the prior year quarter. G&A expenses in the nine months ended September 30, 2008 decreased $34.2 million, or 44.6%, compared to the prior year period. The quarter and nine months ended September 30, 2007 included a $9.0 million and $26.5 million expense, respectively, related to the settlement of a class action lawsuit in connection with the Company’s OVCON 35 litigation. Outside legal fees (excluding litigation settlements) in the quarter and nine months ended September 30, 2008 decreased by $3.4 million and $6.9 million, respectively, compared with the prior year periods, primarily as a result of the settlement of our litigation related to OVCON 35 in 2007.

Research and Development (“R&D”)

Our investment in R&D for the quarter ended September 30, 2008 was $10.0 million, a decrease of $14.1 million, or 58.5%, compared with the prior year quarter. Our R&D expense for the nine months ended September 30, 2008 was $34.7 million, a decrease of $8.1 million, or 18.8%, compared with the prior year period. Included in the quarter and nine months ended September 30, 2007 was a $4.0 million upfront payment to Paratek to acquire certain rights to novel tetracyclines for the treatment of acne and rosacea. Also included in the quarter and nine months ended September 30, 2007 was a $10.0 million milestone payment to LEO Pharma, which was triggered by the FDA’s acceptance of LEO Pharma’s NDA submission for TACLONEX scalp. Excluding the $14.0 million of payments during the quarter and nine months ended September 30, 2007, R&D expenditures were flat for the quarter ended September 30, 2008 as compared to the prior year quarter, and increased by $5.9 million in the nine months ended September 30, 2008. The increase during the nine months ended September 30, 2008 in R&D activities was mainly due to costs incurred for clinical studies relating to two oral contraceptives as well as new projects which were initiated towards the end of 2007 and early 2008. We completed the enrollment of the clinical study for a new low-dose oral contraceptive in July 2007 and completed the treatment phase in the third quarter of 2008. In addition, we completed the enrollment for a second new oral contraceptive in December 2007. Our product development activities are mainly focused on improvements to our existing products, new and enhanced dosage forms and new products delivering compounds which have been previously shown to be safe and effective.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended September 30, 2008 and 2007 was $59.1 million and $57.1 million, respectively. Amortization of intangible assets in the nine months ended September 30, 2008 and 2007 was $164.8 million and $172.2 million, respectively. We continuously review our products’ remaining useful lives based on each product family’s estimated future cash flows. During the third quarter of 2008, we accelerated the amortization on certain non-core products based on our review. As a result, the quarter and nine months ended September 30, 2008 included additional amortization expense of $8.0 million. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”)

Net interest expense for the quarter ended September 30, 2008 was $23.6 million, a decrease of $4.7 million, or 16.4%, from $28.3 million in the prior year quarter. Net interest expense for the nine months ended September 30, 2008 was $72.2 million, a decrease of $18.1 million, or 20.0%, from $90.3 million in the prior year period. Included in net interest expense in the quarter and nine months ended September 30, 2008 was $1.3 million and $2.4 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments of $90.0 million and $160.0 million, respectively, of indebtedness under our senior secured credit facility. Included in net interest expense in the quarter and nine months ended September 30, 2007 was $1.1 million and $5.0 million associated with optional prepayments of $60.0 million and $250.0 million, respectively, of indebtedness under our senior secured credit facility. The decrease in net interest expense in the 2008 periods was primarily the result of cumulative reductions in outstanding debt during 2007 and 2008 which reduced the average debt balance outstanding from $1,463.8 million in the nine months ended September 30, 2007 to $1,174.6 million in the nine months ended September 30, 2008. The cumulative reduction in the average debt level is the result of optional prepayments made using cash flows from operations and cash on hand, net of investing activities.

Income taxes

Our effective tax rates for the quarter and nine months ended September 30, 2008 were 13.8% and 17.5%, respectively. The current estimate of our effective tax rate for the full year 2008 is approximately 17.0%. The rates for the quarter and nine months ended September 30, 2008 differ from our estimate for the full year due to the impact of discrete items. The discrete items are primarily a result of FIN48 adjustments and withholding taxes. The effective income tax rate for interim periods and the full year can be volatile due to changes in forecasted income among the various tax jurisdictions in which we operate, as well as our overall level of consolidated income before income taxes.

Net income

Due to the factors described above, we reported net income of $40.1 million and $5.8 million in the quarters ended September 30, 2008 and 2007, respectively, and $107.3 million and $9.2 million in the nine months ended September 30, 2008 and 2007, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At September 30, 2008, our cash on hand was $13.2 million, as compared to $30.8 million at December 31, 2007. As of September 30, 2008 our debt, net of cash on hand, was $1,021.0 million and consisted of $644.2 million of outstanding borrowings under our senior secured credit facility and $390.0 million of our outstanding 8.75% Unsecured Senior Subordinated Notes due 2015 (“Notes”).

The following table summarizes our net (decrease) in cash and cash equivalents:

(Dollars in millions)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net cash provided by operating activities	$210.2	$233.7
Net cash (used in) investing activities	(62.0)	(33.1)
Net cash (used in) financing activities	(165.7)	(258.3)

Net (decrease) in cash and cash equivalents	$(17.5)	$(57.7)

Our net cash provided by operating activities for the nine months ended September 30, 2008 decreased $23.5 million compared with the prior year period. We reported net income of $9.2 million for the nine months ended September 30, 2007 compared with net income of $107.3 million in the current year period. In the nine months ended September 30, 2008, we paid amounts in respect of income taxes totaling $85.3 million as compared to net refunds of ($5.1) million in the prior year period. During the nine months ended September 30, 2008, the income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS. We expect future cash income tax payments (excluding payments in respect of FIN48 liabilities) to normalize for the remainder of 2008. Our liability for unrecognized tax benefits (including interest) under FIN48 which is expected to settle within the next twelve months is $1.2 million. Our liability for unrecognized tax benefits (including interest) under FIN48 which is expected to settle after twelve months is $3.7 million. Also impacting our cash flows from operating activities was a $9.0 million cash payment made in the quarter ended March 31, 2008 relating to the final settlement of the Company’s OVCON 35 litigation which was included in net income in the nine months ended September 30, 2007.

Our net cash used in investing activities during the nine months ended September 30, 2008 totaled $62.0 million, consisting of $8.7 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT, $40.0 million to acquire the rights to sell TACLONEX scalp, and $13.3 million relating to capital expenditures. The cash flows used in investing activities in the nine months ended September 30, 2007 consisted of $21.1 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $12.0 million of capital expenditures. We expect our capital expenditures in 2008 to increase over the 2007 levels due to continued investments in our Fajardo, Puerto Rico manufacturing facility and IT-related initiatives.

Our net cash used in financing activities in the nine months ended September 30, 2008 was $165.7 million and included scheduled repayments of $6.0 million and optional prepayments of $160.0 million of debt under our senior secured credit facility. We currently intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash used in financing activities in the nine months ended September 30, 2007 was primarily the result of our repayment of $258.2 million of debt under the senior secured credit facility.

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, Inc. (“WCCI”), entered into a $1,790.0 million senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing line loans, respectively, to WCC and WCCI. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250.0 million. However, the lenders are not committed to provide these additional tranches. Holdings III, WCC and WCCI are each borrowers and cross-guarantors under the senior secured credit facility. In addition, Holdings III’s significant subsidiaries are guarantors. The term loan and delayed-draw term loan facilities mature on January 18, 2012, with scheduled quarterly repayments of principal totaling $6.6 million annually. The revolving credit facility matures January 18, 2011. As of September 30, 2008, there were no borrowings outstanding under the $150.0 million revolving credit facility.

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

Components of Indebtedness

As of September 30, 2008, the Company’s outstanding funded debt included the following (dollars in millions):

	Current Portion as of September 30, 2008	Long-Term Portion as of September 30, 2008	Total Outstanding as of September 30, 2008
Revolving credit loan	$—	$—	$—
Term loans	6.6	637.6	644.2
Notes	—	390.0	390.0

Total	$6.6	$1,027.6	$1,034.2

As of September 30, 2008, mandatory principal repayments of long-term debt in the remainder of 2008 and each of the five years ending December 31, 2009 through 2013 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2008	$1.7
2009	6.6
2010	6.6
2011	5.0
2012	624.3
2013	—
Thereafter	390.0

Total long-term debt	$1,034.2

The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(6.3) million for all swaps) is at variable rates and reprices frequently. The fair value of the Notes ($388.1 million) represents the market value of the Notes on September 30, 2008.

New Accounting Pronouncements

See “Note 2” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2008 included in this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We had no foreign currency option contracts as of September 30, 2008.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable interest rates. We have entered into interest rate swap contracts which fix the interest rates on a portion of our variable rate debt. We have entered into the interest rate swaps specifically to hedge a portion of our exposure to potentially adverse movements in variable interest rates. Based on variable rate debt levels of $269.2 million as of September 30, 2008, after taking into account the impact of our applicable interest rate swaps, a 1.0% change in interest rates would impact net interest expense by approximately $0.7 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters and nine months ended September 30, 2008 and 2007.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b)	Changes in internal controls over financial reporting

During the quarter ended September 30, 2008 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 11” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2008 included in this Form 10-Q for a description of our significant current legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of Class A common shares purchased		Average price paid per common share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2008	11,134	*	$1.00	0	0

*	In connection with the voluntary resignation of a Company employee, the Company repurchased such shares in July 2008.

Item 5.	Other Information

The Company has amended the employment and severance agreements it has in place with its named executive officers in order to bring those agreements into compliance with recent changes under Section 409A of the Internal Revenue Code of 1986. All of the modifications were made in response to changes under the applicable tax rules and none of the modifications enhance the benefits to the executives under these agreements. The amended and restated agreements covering our named executive officers have been filed as exhibits to this quarterly report.

Item 6.	Exhibits

10.1	Third Amended and Restated Employment Agreement of Roger M. Boissonneault, dated November 7, 2008.

10.2	Second Amended and Restated Employment Agreement of W. Carl Reichel, dated November 7, 2008.

10.3	Second Amended and Restated Employment Agreement of Anthony Bruno, dated November 7, 2008.

10.4	Amended and Restated Employment Agreement of Paul Herendeen, dated November 7, 2008.

10.5	Amended and Restated Severance Agreement of Izumi Hara, dated November 7, 2008.

31.	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT LIMITED

Date: November 10, 2008	By:	/s/ Roger M. Boissonneault
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Paul Herendeen
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer