Form 10-K
period 2008-12-31
Warner Chilcott Ltd
filed 2009-02-27
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-33039

WARNER CHILCOTT LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	98-0496358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification Nos.)

Gibbons Building

10 Queen Street

Suite 109 – First Floor

Hamilton HM11, Bermuda

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates as of June 30, 2008 was approximately $1,866.1 million, using the closing price per share of $16.95, as reported on The NASDAQ Global Market as of such date. Shares of common stock held by the executive officers and directors and our controlling shareholders have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2009, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 251,263,008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 8, 2009.

WARNER CHILCOTT LIMITED

i

PART I.

Item 1. Business.

Business Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare and dermatology segments of the U.S. pharmaceutical market. We are a fully integrated company with internal resources dedicated to the development, manufacturing and promotion of our products. Our diversified portfolio of branded products has enabled us to establish strong franchises in women’s healthcare and dermatology which we promote through our marketing techniques and specialty sales forces. We believe that our proven product development capabilities, coupled with our ability to execute acquisitions and in-licensing transactions and develop partnerships, will enable us to sustain and grow our business. We are a Bermuda company, with operations through our wholly-owned subsidiaries in the U.S., Puerto Rico, the Republic of Ireland and Northern Ireland.

Our franchises are comprised of complementary portfolios of established branded and development-stage products. Our women’s healthcare franchise is anchored by our strong presence in the hormonal contraceptive and hormone therapy (“HT”) categories and our dermatology franchise is built on our established positions in the markets for acne and psoriasis therapies. In women’s healthcare, we currently promote two oral contraceptives: LOESTRIN 24 FE and FEMCON FE. LOESTRIN 24 FE features a novel patented 24-day dosing regimen, which delivers an important patient benefit – shorter, lighter periods. FEMCON FE is the only oral contraceptive containing 35 mcg of ethinyl estradiol currently being actively promoted to Obstetrician/Gynecologists (“OB/GYNs”). We also have a significant presence in the HT market, where we currently promote ESTRACE Cream, co-promote FEMRING and also offer other HT products, including FEMHRT. In dermatology, our product DORYX is one of the leading branded oral tetracyclines in the United States for the treatment of acne. In addition, our product TACLONEX is the first and only once-a-day topical psoriasis treatment that combines a corticosteroid (betamethasone dipropionate) and calcipotriene, the active ingredient in DOVONEX Cream. We believe that TACLONEX is a superior topical therapy and promote it as the first line topical therapy for mild to moderate psoriasis. In addition, our product DOVONEX Cream currently enjoys a leading position in the United States for the non-steroidal topical treatment of psoriasis. Our strategy is to grow our specialty pharmaceutical products business by focusing on therapeutic areas dominated by specialist physicians. We believe that we will continue to drive organic growth by employing our marketing techniques. Furthermore, we intend to supplement our growth and broaden our market position in our existing franchises through ongoing product development. Our product development efforts are focused on new products, proprietary product improvements and new and enhanced dosage forms. In addition, as our product development strategy has continued to expand, we have added certain projects that involve higher risks, but also offer higher potential returns. In furtherance of our efforts we selectively review potential product in-licensing, acquisition and partnership opportunities, such as our relationship with LEO Pharma A/S (“LEO Pharma”), our in-licensing arrangements with Paratek Pharmaceuticals, Inc. (“Paratek”) and Dong-A PharmTech Co. Ltd. (“Dong-A”) and our acquisition of an erectile dysfunction (“ED”) product from NexMed, Inc. (“NexMed”).

The U.S. pharmaceutical market generated sales of approximately $305 billion in 2008 and has grown at a compound annual growth rate of approximately 4.8% since 2001, according to IMS Health, Inc. (“IMS”). Large pharmaceutical companies have been focusing on developing and marketing “blockbuster” drugs that have the potential of generating more than $1 billion in annual revenues. The focus by large pharmaceutical companies on “blockbuster” products creates opportunities for specialty pharmaceutical companies, like us, to compete effectively in smaller therapeutic markets.

For the year ended December 31, 2008, we recorded a net (loss) of $(8.4) million on revenues of $938.1 million. For the year ended December 31, 2007, we recorded net income of $28.9 million on revenues of $899.6 million. For the year ended December 31, 2006, we recorded a net (loss) of $(153.5) million on revenues of $754.5 million. As of December 31, 2008, 2007 and 2006, we had total assets of $2,578.9 million, $2,885.0 million and $3,162.5 million, respectively.

Strategy

We intend to continue to develop our specialty pharmaceutical products business by focusing on therapeutic markets, such as women’s healthcare and dermatology, which are dominated by specialist physicians. Our goal is to drive organic growth by continuing to develop and market new products and selectively reviewing potential product in-licensing, acquisition and partnership opportunities, such as our relationship with LEO Pharma, our in-licensing arrangements with Paratek and Dong-A and our acquisition of an ED product from NexMed. We believe that our streamlined corporate organization and resulting ability to react rapidly to changing market dynamics enhances our ability to execute our strategy.

Focus on Smaller Therapeutic Markets. While large pharmaceutical companies have focused on developing and marketing “blockbuster” drugs that have the potential of generating more than $1 billion in annual revenues, we concentrate our efforts on branded products that are prescribed by physician specialists or where a high concentration of prescriptions for the products are written by a relatively small number of physicians. In either case, we have the ability to effectively and efficiently reach the target prescribers through our sales forces. We currently market a range of established specialty pharmaceutical products in several therapeutic categories within our women’s healthcare and dermatology franchises. In our women’s healthcare franchise, we are primarily focused on the oral contraceptive market, although we do currently promote ESTRACE Cream and have a significant presence in the HT market. In our dermatology franchise, we are focusing on the acne and psoriasis therapeutic categories. The relatively small number of physicians that comprise our target markets allow us to focus our sales representatives on the physicians with the most potential to write prescriptions for our products.

Drive Organic Growth. We seek to drive organic growth of our women’s healthcare and dermatology product franchises by employing our marketing techniques. We identify the OB/GYNs and dermatologists who are frequent prescribers of products in our categories and then target our sales forces’ activities to reach these physicians. Our sales forces promote our products to these high prescribing physicians with frequent face-to-face product presentations and by providing a consistent supply of product samples. Our sales representatives also strive to build strong professional relationships with their target physicians to maximize the impact of our selling efforts. We measure the performance of our sales representatives based primarily on increases in market share of our promoted products.

Develop and Market New Products, Proprietary Product Improvements and New and Enhanced Dosage Forms. Our product development efforts are focused primarily on new products with established regulatory guidance, extending proprietary protection of our products through proprietary product improvements and new and enhanced dosage forms. In addition, as our product development strategy has continued to expand, we have added projects that involve higher risks, but also offer higher potential returns, such as our in-licensing arrangements with Paratek and Dong-A. We have an experienced team of scientists and technicians with proven product development expertise and have consistently demonstrated our ability to commercialize our products. By targeting our research and development efforts on a relatively small set of therapeutic categories, we believe we will be able to leverage the professional relationships our sales forces have built with high-prescribing specialist physicians.

Since March 2003, our internal development efforts have yielded several approvals from the U.S. Food and Drug Administration (“FDA”), including those for the following products:

•	FEMRING

•	FEMCON FE

•	FEMTRACE

•	DORYX delayed-release tablets

•	Low Dose FEMHRT

•	LOESTRIN 24 FE

•	SARAFEM Tablets

Selectively Review Potential Product In-Licensing, Acquisition and Partnership Opportunities. We intend to continue to evaluate opportunities to expand our pharmaceutical product portfolio by selectively reviewing potential product in-licensing, acquisition and partnership opportunities, such as our transactions with LEO Pharma, Paratek, Dong-A and NexMed. We generally focus on therapeutic categories which we believe will complement our strategic focus on women’s healthcare and dermatology and can benefit from promotion by our sales forces. We have acquired a number of products through license or purchase, including the following:

•	LOESTRIN franchise

•	OVCON

•	ESTRACE Cream

•	FEMHRT

•	TACLONEX

•	DOVONEX

Our Principal Products

Our pharmaceutical business develops, manufactures, markets and sells branded prescription pharmaceutical products, predominantly in the United States.

Our Principal Products

	Product (Active Ingredient)	Indication	Patent Expiry(1)	2008 Revenue ($mm)
Women’s Healthcare	Oral Contraceptives

	LOESTRIN 24 FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	July 2014(2)	$197.2

	FEMCON FE (Norethindrone and ethinyl estradiol)	Prevention of pregnancy	April 2019(3)	$45.8

	Hormone Therapy

	ESTRACE Cream (17-beta estradiol)	Vaginal cream for treatment of vaginal and vulvar atrophy	Patent expired March 2001	$83.8

	FEMHRT 1/5 and .5/2.5 (Norethindrone acetate and ethinyl estradiol)	Oral treatment of moderate to severe vasomotor symptoms and urogenital symptoms associated with menopause	May 2010(4)	$61.5

Dermatology	Psoriasis

	TACLONEX (Calcipotriene and betamethasone dipropionate)	Topical and scalp products for the treatment of psoriasis	January 2020(5)	$153.3

	DOVONEX (Calcipotriene)	Topical treatment of psoriasis	Cream and Solution -June 2015(6)	$123.3

	Acne

	DORYX (Doxycycline hyclate)	Oral adjunctive therapy for severe acne in 75, 100 and 150 mg strength delayed-release tablets	December 2022(7)	$158.9

(1)	See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected” and Item 1. “Competition”.
(2)	In January 2009, we entered into a settlement and license agreement with Watson Pharmaceuticals, Inc. (“Watson”) to resolve patent litigation related to LOESTRIN 24 FE. Under the agreement, Watson will be permitted to commence marketing its generic equivalent product on the earlier of January 22, 2014 or the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. See “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
(3)

In December 2008, we entered into a settlement and license agreement with a subsidiary of Barr Pharmaceuticals, Inc. (together, with its subsidiaries, “Barr”), which was subsequently acquired on December 23, 2008 by Teva Pharmaceutical Industries, Ltd. (together, with its subsidiaries, “Teva”), to resolve our patent litigation related to FEMCON FE. Under the terms of the agreement, Teva will have a license to launch a generic version of FEMCON FE as early as July 1, 2012, or earlier in certain circumstances. In January 2009, we entered into a settlement and license agreement with Watson to resolve patent litigation related to FEMCON FE. Under the agreement, Watson will be permitted to commence marketing its generic equivalent product on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. See “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(4)	Pursuant to an agreement to settle certain patent litigation, we granted Barr (now Teva) a non-exclusive license to launch a generic version of FEMHRT in November 2009, six months prior to expiration of our patent.
(5)	In September 2006, LEO Pharma informed us that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s U.S. patent covering TACLONEX and certain of its products in development. In July 2008, LEO Pharma received a Right of Appeal Notice from the USPTO reaffirming the patent examiner’s earlier non-final Action Closing Prosecution, allowing the specific formulation claim for TACLONEX ointment but rejecting the remaining pending claims in the reexamination of the patent. In December 2008, the USPTO determined that the Right of Appeal Notice had been prematurely issued and granted LEO Pharma’s petition to reopen prosecution of the reexamination proceeding. If the claims of LEO Pharma’s patent are substantially narrowed, TACLONEX could face direct or indirect competition prior to the expiration of the patent in 2020. See “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
(6)	In 2006, LEO Pharma received notices of Paragraph IV certifications in respect of its patent covering DOVONEX Solution and elected not to bring infringement actions with respect to the related Abbreviated New Drug Applications (“ANDA”). Accordingly, generic equivalents of Dovonex Solution, including our authorized generic marketed by Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”), entered the market in May 2008. Reported DOVONEX revenues include revenue from our authorized generic product.
(7)	We and Mayne Pharma International Pty. Ltd. (“Mayne”) have received Paragraph IV certification notice letters from five potential generic competitors indicating that each such party had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets. While we and Mayne filed infringement lawsuits against each of the potential generic competitors in response to their submissions and intend to vigorously defend the DORYX patent and pursue our legal rights, we can offer no assurance that our lawsuits will result in a 30-month stay of FDA approval with respect to the above mentioned ANDA’s or that a generic equivalent will not be approved and enter the market prior to the expiration of the DORYX patent in 2022. See “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this report.

Revenues by Product Class/Percentage of Total Revenues

The following product classes accounted for a significant percentage of consolidated revenues:

(dollars in millions)	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
Dermatology	$435.5	46%	$388.3	43%	$309.4	41%
Oral Contraceptives	276.7	29%	267.0	30%	228.5	30%
Hormone Therapy	171.2	18%	165.8	18%	146.7	19%

For a discussion of product revenues and other results of our operations, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of our revenues and property, plant and equipment by country of origin, see “Note 16” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

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

In connection with the IPO, the Company also issued restricted Class A common shares and non-qualified options to purchase Class A common shares to its employees. Prior to the IPO, the Sponsors collectively owned 87% of the Company’s outstanding Class A common shares (including their ownership of the Class L common shares on an as-converted basis). Immediately following the IPO, the Sponsors owned approximately 61% of the outstanding Class A common shares.

Strategic Relationship with LEO Pharma

Our product licenses with LEO Pharma relating to DOVONEX and TACLONEX include exclusive U.S. sales and marketing rights to all of LEO Pharma’s product improvements, new and enhanced dosage forms and new products that contain calcipotriene or a combination of calcipotriene and a steroid until 2020. LEO Pharma has also granted us a right of first refusal and last offer for the U.S. sales and marketing rights to all products developed by LEO Pharma principally for the treatment or prevention of dermatological diseases through 2010. In September 2007, we made a $10.0 million payment under our agreement as a result of the FDA’s acceptance of LEO Pharma’s New Drug Application (“NDA”) submission for our TACLONEX scalp product, which was included in R&D expenses in the year ended December 31, 2007. In June 2008, we made a $40.0 million milestone payment under our agreement as a result of the FDA’s approval of the NDA for our TACLONEX scalp product. This $40.0 million payment has been recorded as an intangible asset on our consolidated balance sheet as part of the DOVONEX/TACLONEX product family and is being amortized over the product’s useful life.

Under the product development agreement, we may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $100.0 million. Further, we agreed to pay a supply fee and royalties to LEO Pharma based on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

Product Acquisitions

In addition to our strategic relationship with LEO Pharma and our more recent in-licensing arrangements with companies such as Paratek and Dong-A, we have built our pharmaceutical products business through a number of product acquisitions. These transactions include our acquisition of the OVCON oral contraceptive franchise and ESTRACE Cream from Bristol-Myers Squibb Company (“Bristol-Myers”) in 2000, our acquisition of ESTRACE Tablets from Bristol-Myers in 2001, our acquisition of the U.S. sales and marketing rights for SARAFEM from Eli Lilly and Company in 2003, our acquisition of LOESTRIN, ESTROSTEP FE and FEMHRT from Pfizer Inc. (“Pfizer”) in 2003 and our acquisition of the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED in February 2009. We became the exclusive licensee of TACLONEX in the United States (subject to the terms of our supply agreement with LEO Pharma) in 2005 and acquired the exclusive U.S. sales and marketing rights to DOVONEX from Bristol-Myers in 2006.

Research and Development (“R&D”)

Our R&D team has significant experience and proven capabilities in pharmaceutical development and clinical development. We focus our R&D efforts primarily on developing new products that target therapeutic areas with established regulatory guidance, making proprietary improvements to our existing products and developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, this approach to R&D has historically generally involved less development and regulatory risk and shorter time lines from concept to market. In addition, as our product development strategy has continued to expand, we have added projects that involve higher risks, but also offer higher potential returns, such as our in-licensing arrangements with Paratek and Dong-A described below. Our investment in R&D, funded primarily by our Puerto Rican subsidiary, consists of our internal development costs, fees paid to contracted development groups and license fees paid to license rights to products in development by third parties. License fees and milestone payments are recognized as R&D expense unless or until they relate to products approved by the FDA, at which time they are capitalized as part of intangible assets.

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an upfront fee of $4.0 million and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $24.5 million. In addition, we agreed to pay royalties to Paratek based on the net sales of the products covered under the agreement.

In November 2007, we entered into an agreement with NexMed under which we acquired an exclusive license of the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED. We paid a license fee of $0.5 million which was recognized in R&D expense in the year ended December 31, 2007. On February 3, 2009, we acquired the U.S. rights to NexMed’s product and the previous license agreement between us and NexMed relating to the product was terminated. Under the terms of the asset purchase agreement, we agreed to pay NexMed an up-front payment of $2.5 million and a milestone payment of $2.5 million upon the FDA’s approval of the product NDA. We are currently working to prepare our complete response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

In December 2008, we entered into an agreement with Dong-A, based in Korea, to develop and market their orally-administered udenafil product, a phosphodiesterase type 5 (“PDE5”) inhibitor for the treatment of ED in the U.S. Dong-A has successfully completed Phase 2 studies of the product in the U.S. We paid $2.0 million in connection with signing the agreement, which was included in R&D expense for the year ending December 31, 2008 and agreed to pay for all development costs incurred during the term of the agreement. We may make additional payments to Dong-A upon the achievement of various developmental milestones that could aggregate up to $22.0 million. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the product.

Our investment in R&D for the year ended December 31, 2008 was $50.0 million, a decrease of $4.5 million, or 8.4%, compared with the year ended December 31, 2007. Included in the year ended December 31, 2008 was a $2.0 million upfront payment to Dong-A to acquire certain rights to their orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED. R&D expense for the year ended December 31, 2007 included a $4.0 million upfront payment to Paratek to acquire certain rights to novel tetracyclines for the treatment of acne and rosacea. Also included in the year ended December 31, 2007 was a $10.0 million milestone payment to LEO Pharma, which was triggered by the FDA’s acceptance of LEO Pharma’s NDA submission for a TACLONEX scalp product. Excluding these one time payments in both periods, R&D expense increased $7.5 million, or 18.4%, in the year ended December 31, 2008 compared to the prior year period due to costs incurred for clinical studies relating to two oral contraceptives, as well as new projects which were initiated towards the end of 2007 and early 2008.

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

As of December 31, 2008, our R&D team consisted of approximately 90 professionals. Our in-house expertise in product development and regulatory affairs allows us to prepare and submit NDAs with the FDA.

Product Pipeline

The following shows certain new products in our R&D pipeline and their respective stage of development. We note that the information below should be viewed with caution since there are a number of risks and uncertainties associated with the development and marketing of new products, including changes in market conditions, uncertainty as to whether any of our current product candidates will prove effective and safe in humans and whether we will be successful in obtaining required regulatory approvals. Specifically, the FDA approval process can be time-consuming and expensive without assurance that approval will be forthcoming. Generally, without FDA approval, products cannot be commercialized in the United States. Furthermore, even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments. Finally, our ability to market certain of the preclinical development stage products listed below is subject to the successful negotiation of acceptable licensing and supply terms with LEO Pharma and other third parties.

Women’s Healthcare

WC3016. In August 2008, we completed the treatment phase of the Phase III clinical study for a low-dose oral contraceptive. We currently plan to submit an NDA for this product in the first half of 2009.

WC3026. In January 2009, we completed the treatment phase of the Phase III clinical study for another low-dose oral contraceptive. In January 2009, we entered into a license and supply agreement with Watson pursuant to which we granted Watson an exclusive license to market and sell the product. Under the agreement, we are responsible for completing development and obtaining approval of this product. We currently expect to submit an NDA for this product in the second half of 2009. Under the agreement, we agreed to exclusively supply Watson with the product on a cost plus margin basis in return for royalties based on product net sales.

Dermatology

WC2055. We commenced clinical development of an oral antibiotic for the treatment of acne in the second half of 2007 and completed a Phase II study in November 2008.

WC3018. We commenced Phase II clinical development of a topical antibiotic for the treatment of acne and other inflammatory skin conditions in January 2009.

LEO 80-185. The pace of the project to develop a topical treatment for psoriasis on the body has slowed significantly as we have begun to evaluate other product development opportunities with LEO Pharma. A decision to move forward with Phase III development will likely be deferred for at least 12 months.

LEO 80-190. LEO Pharma has commenced Phase III clinical development of a topical treatment for psoriasis.

TD1414. LEO Pharma expects to complete Phase II development of a topical antibiotic for skin-infections in 2009.

WC3027. We are in the pre-clinical phase of development for a selective glucocorticoid receptor agonist (“SEGRA”) compound for treatment of inflammatory skin conditions. The SEGRA compound is licensed from Bayer AG.

WC3035. In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. A lead compound is currently in preclinical development.

Other

WC3036. In November 2007, we entered into an agreement with NexMed under which we acquired an exclusive license of the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED. NexMed’s NDA for the product was accepted for review by the FDA in November 2007. In July 2008, NexMed announced that it had received a non-approvable letter from the FDA with respect to the product. On February 3, 2009, we acquired the U.S. rights to NexMed’s product and the previous license agreement between us and NexMed relating to the product was terminated. We are currently working to prepare our complete response to the non-approvable letter.

WC3043. In December 2008, we entered into an agreement with Dong-A to develop and market their orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED in the U.S. Dong-A has successfully completed Phase II studies of the product in the U.S. Phase III development of the product is expected to begin in the second half of 2009.

Sales and Marketing

We employ marketing techniques to identify and target physicians with the highest potential to prescribe our products. Our marketing team, together with their sales colleagues, performs comprehensive analyses of market share information to develop strategies and tactics to maximize the market share and sales growth of our products. In connection with our marketing initiatives, we seek to efficiently size, deploy, direct and compensate our sales forces in order to grow our market share, sustain product sales growth, revitalize acquired products and successfully launch new products.

We regularly review the size and effectiveness of our sales forces as they execute our sales growth strategies, and may further adjust the size of our sales forces depending on general economic conditions, the sales of our promoted products and other factors. We also regularly review our promotional priorities. For example, commencing in January 2009, our Chilcott sales force began to actively promote ESTRACE Cream. In addition, we may, from time to time, enter into co-promotion agreements, such as our co-promotion agreement with Watson under which Watson agreed to co-promote our FEMRING product to OB/GYNs commencing in the first quarter of 2009. In return, we agreed to pay Watson an annual fee, plus a portion of the net sales of FEMRING above an agreed upon threshold during the term of the agreement.

Over the course of 2008, we made adjustments to our sales forces reducing the number of representatives to approximately 400. As of December 31, 2008, the Women’s Healthcare group was comprised of approximately 135 sales representatives and focused on LOESTRIN 24 FE. Our Chilcott Group was comprised of approximately 130 sales representatives and focused on the promotion of FEMCON. Our Combined OC sales group was comprised of approximately 50 sales representatives. This group focused on the promotion of both LOESTRIN 24 FE and FEMCON. Our Dermatology sales group was comprised of approximately 65 sales representatives. The remainder of our sales force promoted all of our promoted products in geographic territories lacking the density to support specialty promotional efforts.

Customers

While the ultimate end-users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“ABC”) and Cardinal Health, Inc. (“Cardinal”), and major retail drug and grocery store chains. In June 2007, CVS Caremark Corporation (“CVS”), a national retail drug store chain that previously accounted for over 10% of our net sales and accounts receivable, began purchasing through one of our existing wholesale customers, Cardinal. As a result of this change, our customer concentration was increased as the number of our direct customers was reduced from four to three. During the periods presented, the following customers accounted for 10% or more of our revenues:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cardinal	40%	36%	30%
McKesson	36%	35%	36%
AmerisourceBergen	10%	10%	11%
CVS	0%	4%	10%

Competition

The pharmaceutical industry is highly competitive. Our branded products compete with brands marketed by other pharmaceutical companies including large, fully integrated concerns with financial, marketing, legal and product development resources substantially greater than ours.

Our principal competitors include:

•	Hormonal Contraceptives—Bayer AG (Yasmin®, Yaz®), Johnson & Johnson, (Ortho Tri-Cyclen Lo®, Ortho Evra®), Schering-Plough Corporation (Nuvaring®) and Teva (Seasonique®);

•	Hormone Therapy—Wyeth (Premarin®, Premarin® Vaginal Cream, Prempro™), Novo Nordisk Pharmaceuticals, Inc. (Activella®), Bayer AG (Climara®) and Teva (Cenestin®);

•	Acne—Medicis Pharmaceutical Corporation (Solodyn®), Nycomed S.C.A. SICAR (Adoxa®) and Galderma Pharma S.A. (Oracea™); and

•	Psoriasis—Galderma Pharma S.A. (Clobex® Spray, Vectical® Ointment ), and Stiefel Laboratories, Inc. (Olux® Foam, Luxíq® Foam).

Our branded pharmaceutical products are or may become subject to competition from generic equivalents, and potential generic entrants may also challenge our patents. ESTRACE Cream, ESTRACE Tablets, ESTROSTEP FE, SARAFEM, OVCON 50 and OVCON 35 are currently not protected by patents. See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products may be adversely affected.” Generic equivalents for some of our branded pharmaceutical products are sold by other pharmaceutical companies at lower prices. As a result, drug retailers have economic incentives to fill prescriptions for branded products with generic equivalents when available. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product may be filled with the generic version at the pharmacy, resulting in a commensurate loss in sales of the branded product. In addition, legislation enacted in the United States allows or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of generic products rather than brand name products where a generic equivalent is available. The availability of generic equivalent products may cause a material decrease in revenue from our branded pharmaceutical products.

Manufacturing, Supply and Raw Materials

Our primary pharmaceutical manufacturing facility, which houses approximately 194,000 sq. ft. of manufacturing space, is located in Fajardo, Puerto Rico. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse and a 102,000 sq. ft. parking lot, both of which we lease from third parties, as well as a 6.8 acre vacant lot which we purchased in March 2008. The Fajardo facility currently manufactures most of our women’s healthcare oral dose products, including LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE and OVCON 50 oral contraceptives, and packages delayed-release DORYX tablets, FEMHRT, FEMTRACE, OVCON 35 and DOVONEX and TACLONEX samples. We also utilize our facility in Larne, Northern Ireland to manufacture our FEMRING vaginal rings. We currently contract with third parties to manufacture and supply certain of our other products. We will continue to rely on our third-party partners, Mayne Pharma International Pty. Ltd., a subsidiary of Hospira, Inc., (“Mayne”) for DORYX, Contract Pharmaceuticals Limited (“CPL”) for ESTRACE Cream and LEO Pharma for DOVONEX and TACLONEX.

We conduct quality assurance audits of our manufacturing and other property sites, our contract manufacturers’ sites, and our raw material suppliers’ sites and all related records to confirm compliance with the relevant regulatory requirements.

Product	Third-Party Manufacturer	Expiration
DORYX	Mayne	December 2011
DOVONEX	LEO Pharma	January 2020
ESTRACE Cream	CPL	February 2010
FEMHRT	Teva	September 2011
TACLONEX	LEO Pharma	January 2020

The products listed above accounted for a significant percentage of our product sales during the year ended December 31, 2008. If a supplier suffers an event that causes it to be unable to manufacture our product requirements for an extended period, the resulting shortages of inventory could have a material adverse effect on our business. See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report for information concerning supplier concentration. Also see Item 1A. “Risk Factors—Risks Relating to Our Business—Delays in production could have a material adverse impact on our business.”

Patents, Proprietary Rights and Trademarks

Protecting our intellectual property, such as trademarks and patents, is a key part of our strategy.

Patents, Trade Secrets and Proprietary Knowledge

We rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights have been infringed. We filed a complaint against Berlex Inc. (“Berlex”) and Bayer Schering Pharma A.G. (“Schering”) in the U.S. District Court for the District of New Jersey alleging that Berlex and Schering were willfully infringing the patent covering our LOESTRIN 24 FE oral contraceptive in connection with the marketing and sale of Yaz®. In November 2006, we reached a settlement with Berlex and Schering in connection with the patent complaint. Under the terms of the settlement, Schering will make certain payments and will license to us its proprietary SEGRA compound for the oral or topical treatment of inflammatory skin diseases. We will pay a royalty to Schering on sales of any product containing the SEGRA compound under the license. We also filed a complaint against Watson Pharmaceuticals, Inc. and one of its subsidiaries alleging that Watson’s submission of an ANDA for a generic version of LOESTRIN 24 FE infringed the patent covering our LOESTRIN 24 FE oral contraceptive. In January 2009, we settled patent litigation related to LOESTRIN 24 FE with Watson. Under the agreement, Watson will be permitted to commence marketing its generic equivalent product on the earlier of January 22, 2014 or the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. In August 2007, each of Barr and Watson submitted an ANDA to the FDA seeking approval to market a generic version of FEMCON FE prior to the expiration of our patent. We filed infringement lawsuits against each of Watson and Barr in response to these submissions. In December 2008, we settled our patent litigation related to FEMCON FE with Barr (now Teva). Under the terms of the agreement, Teva will have a license to launch a generic version of FEMCON FE as early as July 1, 2012, or earlier in certain circumstances. In January 2009, we announced that we settled our patent litigation related to FEMCON FE with Watson. Under the agreement, Watson will be permitted to commence marketing its generic equivalent product on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. Finally, in December 2008 and January 2009, we and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan Pharmaceuticals Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets. We filed infringement lawsuits against each of these companies in response to these submissions. See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report for a description of our litigation.

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

DORYX	FEMRING
ESTRACE	LOESTRIN 24 FE
ESTROSTEP FE	OVCON
FEMCON FE	SARAFEM
FEMHRT	Warner Chilcott

We also police our trademark portfolio against infringement. However, our efforts to protect our trademarks may be unsuccessful and we may not have adequate remedies in the event of a finding of infringement due, for example, to the fact that a violating company may be insolvent.

We are exclusive licensee of the trademarks for TACLONEX and DOVONEX in the U.S.

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

FDA Approval Requirements

FDA approval is required before a prescription drug can be marketed, except, in some cases, for a very small category of grandfathered drugs that have been on the market unchanged since prior to 1938 or that are otherwise considered generally recognized as safe and effective. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drugs may be marketed in the U.S. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses, and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical testing must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements.

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

The FDA regulates and often inspects manufacturing facilities, equipment and processes used in the manufacturing of pharmaceutical products before granting approval to market any drug. Each NDA submission requires a substantial user fee payment unless a waiver or exemption applies. The FDA has committed generally to review and make a decision concerning approval on an NDA within 10 months, and on a new priority drug within six months. However, final FDA action on the NDA can take substantially longer, and where novel issues are presented there may be review and recommendation by an independent FDA advisory committee. The FDA can also refuse to file and to review an NDA it deems incomplete or not properly reviewable.

The FDA continues to review marketed products even after approval. If previously unknown problems are discovered or if there is a failure to comply with applicable regulatory requirements, the FDA may restrict the marketing of an approved product, impose new risk management requirements, cause the withdrawal of the product from the market, or under certain circumstances seek recalls, seizures, injunctions or criminal sanctions. For example, the FDA may require withdrawal of an approved marketing application, labeling changes, additional studies, or other risk management measures for any marketed drug product if new information reveals questions about a drug’s safety or effectiveness. In addition, changes to the product, the manufacturing methods or locations, or labeling are subject to additional FDA approval, which may or may not be received, and which may be subject to a lengthy FDA review process.

Additional FDA Regulatory Requirements

All drugs must be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (“cGMP”) requirements, and drug products subject to an approved application must be manufactured, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior-friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Our third-party manufacturers must also comply with cGMP requirements. In complying with cGMP requirements, manufacturers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. The FDA and other regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements, including, in the case of our own manufacturing facility, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner before a U.S. District Court, subjects the manufacturer to possible legal or regulatory action.

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

Other reporting and recordkeeping requirements also apply for marketed drugs, including, for prescription products, requirements to review and report cases of adverse events. Product advertising and promotion are subject to FDA and state regulation, including requirements that promotional claims conform to any applicable FDA approval, be appropriately balanced with important safety information and otherwise be adequately substantiated. Adverse experiences with the use of products can result in the imposition of market restrictions through labeling changes, risk management requirements or product removal.

Other U.S. Regulation

Our sales, marketing and scientific/educational programs must comply with applicable requirements of the anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, and the implementing regulations and policies of the U.S. Health and Human Services Office of Inspector General and U.S. Department of Justice, as well as similar state laws. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and regulatory safe harbors are often limited, and promotional practices may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing. Similar legislation is being considered in other states and at the federal level in the U.S. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. We are subject to possible administrative and legal proceedings and actions under these laws. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies. See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

In recent years, Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the health care system, either nationally or at the state level. On December 8, 2003, new Medicare legislation was enacted that provided out-patient prescription drug reimbursement beginning in 2006 for all Medicare beneficiaries. The federal government and the private plans contracting with the government to deliver this benefit, through their purchasing power under these programs, have demanded discounts from pharmaceutical companies, and these pressures may implicitly create price controls on prescription drugs.

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

U.S. Manufacturing for Export

Products marketed outside of the United States that are manufactured in the United States are subject to certain FDA regulations, including rules governing export, as well as regulation by the country in which the products are sold. We currently supply LOESTRIN to Teva in Canada. While we do not currently have plans to market any of our other U.S. products in other countries, except FEMHRT in Canada, we may do so from time to time.

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

Employees

As of December 31, 2008, we had approximately 1,115 employees and no unionized employees. We believe that our employee relations are satisfactory.

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

We acquired our Fajardo, Puerto Rico facility from Pfizer in 2004. Under the purchase agreement, Pfizer retained certain liabilities relating to pre-existing contamination and indemnified us, subject to certain limitations, for other potential environmental liabilities. In addition, in March 2008 we acquired a 6.8 acre vacant lot adjacent to our Fajardo manufacturing facility in a separate transaction not involving Pfizer, in respect of which we have no indemnification rights for potential environmental liabilities. While we are not aware of any material claims or obligations relating to these sites, our current or former sites, or any off-site location where we sent hazardous wastes for disposal, the discovery of new or additional contaminants or the imposition of new or additional cleanup obligations at our Fajardo or other sites, or the failure of any other party to meet its financial obligations to us, could result in significant liability.

Executive Officers

The executive officers of Warner Chilcott Limited, their positions and their ages as of December 31, 2008, are as listed.

Name	Age	Position
Roger M. Boissonneault	60	Chief Executive Officer, President and Director
W. Carl Reichel	50	President, Pharmaceuticals
Anthony D. Bruno	52	Executive Vice President, Corporate Development
Paul Herendeen	53	Executive Vice President, Chief Financial Officer
Leland H. Cross	52	Senior Vice President, Technical Operations
Herman Ellman, M.D.	61	Senior Vice President, Clinical Development
Izumi Hara	49	Senior Vice President, General Counsel and Corporate Secretary
Alvin D. Howard	54	Senior Vice President, Regulatory Affairs

Roger M. Boissonneault, Chief Executive Officer, President and Director, was appointed Chief Executive Officer, President and Director of the Company as of January 5, 2005. Mr. Boissonneault was appointed Chief Executive Officer and Director of the Predecessor in September 2000. From 1996 until its acquisition by the Predecessor in September 2000, he served as President and Chief Operating Officer of the entity acquired by the Predecessor (which was also known as Warner Chilcott PLC), serving as a director from 1998 through 2000. From 1976 to 1996, Mr. Boissonneault served in various capacities with Warner-Lambert (now a part of Pfizer), including Vice President, Female Healthcare, Director of Corporate Strategic Planning and Director of Obstetrics/Gynecology Marketing.

W. Carl Reichel, President, Pharmaceuticals, and head of our U.S. sales and marketing operations joined the Predecessor as President, Pharmaceuticals in October 2000 after nearly 20 years of experience at Parke-Davis, a division of Warner-Lambert (now a part of Pfizer), where he, together with Mr. Boissonneault, were pioneers in the pharmaceutical marketing methods currently employed by us. Most recently, he held the position of President, U.K./British Isles at Warner-Lambert.

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

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless specifically noted otherwise, these filings are not deemed to be incorporated by reference in this Annual Report. Statements contained in this Annual Report as to the contents of any contract or other document referred to are not necessarily complete and in each instance, if such contract or document is filed or incorporated by reference as an exhibit, reference is made to the copy of such contract or other document filed or incorporated by reference as an exhibit to this Annual Report, each statement being qualified in all respects by such reference. A copy of this Annual Report, including the exhibits and schedules thereto, may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is http://www.sec.gov. We also maintain an Internet site at www.wcrx.com. We make available on our internet website free of charge our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 1A. Risk Factors.

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

Risks Relating to Our Business

If generic products that compete with any of our branded pharmaceutical products are approved, sales of our products will be adversely affected.

Generic equivalents for branded pharmaceutical products are typically sold by competing companies at a lower cost than the branded product. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product are often written for the generic version, resulting in a commensurate loss in sales of the branded product. In addition, legislation enacted in the United States allows or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of generic products rather than branded products where a generic equivalent is available. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms. Competition from generic equivalents could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

ESTRACE Cream, ESTRACE Tablets, ESTROSTEP FE, SARAFEM, OVCON 50 and OVCON 35 are currently not protected by patents. Generic equivalents are currently available for ESTROSTEP FE, SARAFEM capsules, DOVONEX Solution, ESTRACE Tablets and OVCON 35.

During the next five years, additional products of ours will lose patent protection or likely become subject to generic competition. Although our patent covering FEMHRT expires in May 2010, under a 2004 settlement of certain patent litigation, we granted Barr (now Teva) a non-exclusive license to launch a generic version of the product six months prior to the expiration of our patent. In addition, as a result of our recent settlements of our outstanding patent litigation relating to LOESTRIN 24 FE and FEMCON FE, we granted non-exclusive licenses to third-parties to launch generic versions of these products during the next five years. More specifically, in January 2009, we settled patent litigation related to LOESTRIN 24 FE with Watson.

Under the agreement, Watson will be permitted to commence marketing its generic equivalent product on the earlier of January 22, 2014 or the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. In December 2008, we settled our patent litigation related to FEMCON FE with Barr (now Teva). Under the terms of the agreement, Teva will have a license to launch a generic version of FEMCON FE as early as July 1, 2012, or earlier in certain circumstances. In January 2009, we announced that we settled our patent litigation related to FEMCON FE with Watson. Under the agreement, Watson will be permitted to commence marketing its generic equivalent product on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013.

Potential generic competitors may challenge the patents protecting our branded pharmaceutical products. For example, in addition to the patent challenges resulting in the settlements described above, in December 2008 and January 2009, we and Mayne received Paragraph IV certification notice letters from Actavis, Mutual, Mylan, Impax and Sandoz indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets. Those notice letters contend that the DORYX patent is invalid, unenforceable or not infringed. As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne submitted to the FDA for listing in the FDA’s Orange Book the U.S. patent covering DORYX, and potential generic competitors that had filed an ANDA prior to the listing of the DORYX patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. While we and Mayne filed infringement lawsuits against each of the potential generic competitors in response to their submissions and intend to vigorously defend the DORYX patent and pursue our legal rights, we can offer no assurance that the lawsuits will result in a 30-month stay of FDA approval with respect to the above mentioned ANDAs or that a generic equivalent will not be approved and enter the market prior to the expiration of the DORYX patent in 2022. In addition, in 2006, LEO Pharma received three notices of Paragraph IV certifications in respect of its patent on DOVONEX Solution. We and LEO Pharma elected not to bring infringement actions with respect to the related ANDAs. As a result, generic equivalents of DOVONEX Solution entered the market in May 2008.

In September 2006, LEO Pharma informed us that the USPTO ordered a reexamination of LEO Pharma’s U.S. Patent covering TACLONEX and certain of LEO Pharma’s products in development in response to a request made by Galderma R&D based on alleged prior art. We market and sell TACLONEX in the U.S. under a license agreement with LEO Pharma and have license rights to the products in development. LEO Pharma filed a response with the USPTO in November 2006. In September 2007, LEO Pharma received a non-final Action Closing Prosecution from the USPTO, pursuant to which the patent examiner allowed the specific formulation claim for TACLONEX ointment but rejected the remaining pending claims in the reexamination of LEO Pharma’s patent. In July 2008, LEO Pharma received a Right of Appeal Notice from the USPTO reaffirming the patent examiner’s position as set forth in the non-final Action Closing Prosecution. In December 2008, the USPTO determined that the Right of Appeal Notice had been prematurely issued and granted LEO Pharma’s petition to reopen prosecution of the reexamination proceeding. LEO Pharma intends to vigorously defend the patent. While we can offer no assurance as to the ultimate outcome of the reexamination proceeding, including any related appeals, we continue to believe that LEO Pharma will succeed in maintaining the important elements of the patent protection for the TACLONEX products, particularly based on the timing, extent and quality of the development work conducted by LEO Pharma with vitamin D analogues in combination with corticosteroids. If the claims included in the patent are substantially narrowed, TACLONEX could face direct or indirect competition prior to the expiration of the patent in 2020. See “Note 18” to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

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

In addition, certain of our pharmaceutical products are currently manufactured for us under contracts with third parties. Our contract manufacturers may not be able to manufacture our products without interruption and may not comply with their obligations under our various supply arrangements, and we may not have adequate remedies for any breach. Our contract manufacturers have occasionally been unable to meet all of our orders, which have led to the depletion of our safety stock and temporary shortages of trade supply and promotional samples.

Failure by our own manufacturing facility or any third party manufacturer (each a “Product Supplier”) to comply with regulatory requirements could adversely affect their ability to supply products to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with cGMPs. In complying with cGMP requirements, Product Suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspections by the FDA and other regulatory authorities. Failure to comply with applicable legal requirements (including, in the case of our manufacturing facility located in Fajardo, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner) subjects the Product Suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product. In addition, adverse experiences with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or product removal.

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

A delay in supplying, or failure to supply, products by any Product Supplier could result in our inability to meet the demand for our products, the loss of all or a portion of our market share with respect to such products, and adversely affect our revenues, financial condition, results of operations and cash flows.

Pricing pressures from third-party payors, including managed care organizations, government sponsored health systems and regulations relating to Medicare and Medicaid, healthcare reform, pharmaceutical reimbursement and pricing in general could decrease our revenues.

Our commercial success in producing, marketing and selling products depends, in part, on the availability of adequate reimbursement from third-party healthcare payors, such as managed care organizations and government bodies and agencies for the cost of the products and related treatment. The market for our products may be limited by actions of third-party payors.

Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs, including by developing formularies to encourage plan beneficiaries to utilize preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or if adequate reimbursements are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected.

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

We also face pricing pressures and potential pricing pressures for our drug products reimbursed under the Medicaid program. Most states have established preferred drug lists (“PDLs”) and require that manufacturers pay supplemental rebates to the states in order to be included in the PDL or to avoid being placed in a disfavored position on the state formulary.

Further, a number of other legislative and regulatory proposals aimed at changing the healthcare system have been proposed, including federal proposals to permit the U.S. government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare, and proposals to increase the rebates we must pay to the states based on the utilization of our products under Medicaid. While we cannot predict whether any such proposals will be adopted or the effect such proposals may have on our business, the existence of such proposals, as well as the adoption of any proposal, may increase industry-wide pricing pressures, thereby adversely affecting our results of operations and cash flows.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability, and changes in tax laws and regulations could materially adversely affect our results of operations, financial position and cash flows.

We conduct operations world-wide through subsidiaries in various tax jurisdictions. Certain aspects of the transactions between our subsidiaries, including our transfer pricing (which is the pricing we use in the transfer of products and services among our subsidiaries) and our intercompany financing arrangements, could be challenged by applicable taxing authorities. While we believe both our transfer pricing and our intercompany financing arrangements are reasonable, either or both could be challenged by the applicable taxing authorities. Following any such challenge, our taxable income could be reallocated among our subsidiaries. Such reallocation could both increase our consolidated tax liability and adversely affect our financial condition, results of operations and cash flows.

In addition, our future operating results, financial position and cash flows could be materially adversely affected by changes in the application of tax principles, including tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which result in a shift of taxable earnings between tax jurisdictions.

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

Recent legal and regulatory requirements could make it more difficult for us to obtain new or expanded approvals for our products, and could limit or make more burdensome our ability to commercialize our approved products.

The Food and Drug Administration Amendments Act of 2007 contains significant additional regulatory requirements affecting pharmaceutical manufacturers. With respect to the manufacturing of drugs, the legislation grants the FDA extensive additional authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies (“REMS”). The REMS may include requirements for special labeling or medication guides for patients, special communication plans for healthcare professionals, and restrictions on distribution and use. For example, if the FDA were to make the requisite findings, it might require that a new product be prescribed only by physicians with certain specialized training, only in certain designated healthcare settings, or only in conjunction with special patient testing and monitoring.

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

Our future operating results, financial position or cash flows could be adversely affected by changes in laws and regulations such as (i) changes in the FDA approval processes that may cause delays in, or limit or prevent the approval of, new products, (ii) new laws, regulations and judicial decisions affecting product marketing, promotion or the healthcare field generally and (iii) new laws or judicial decisions affecting intellectual property rights.

The perceived health effects of estrogen and combined estrogen-progestogen hormone therapy products may affect the acceptability and commercial success of our HT products.

ESTRACE Tablets, ESTRACE Cream, FEMRING and FEMTRACE are estrogen therapy products, and FEMHRT is a combined estrogen-progestogen therapy product. These HT products are used by women to alleviate symptoms associated with menopause. Recent studies have analyzed the health effects of estrogen therapy and estrogen-progestogen therapy products and the American College of Obstetricians and Gynecologists has recommended that consumers use these products in the lowest possible dose for the shortest possible duration. We believe the publicity surrounding some of these studies resulted in a significant industry-wide decrease in the number of prescriptions being written for estrogen therapy and estrogen-progestogen therapy products, including FEMHRT. The ultimate effect of these studies, and any further changes in labeling for our products, may further affect the acceptability of our products by patients, the willingness of physicians to prescribe our products for their patients or the duration of their therapy. In any such event, our overall rate of growth may be lower.

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

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Our products are, in the substantial majority of cases, designed to affect important bodily functions and processes. Unforeseen side-effects caused by, or manufacturing defects inherent in, the products sold by us could result in exacerbation of a patient’s condition, further deterioration of the patient’s condition or even death. The occurrence of such an event could result in product liability claims and/or the recall of one or more of our products. Claims may be brought by individuals seeking relief for themselves or, in certain jurisdictions, by groups seeking to represent a class. For example, approximately 699 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered pursuant to acquisition agreements to, us in connection with the HT products FEMHRT, ESTRACE Tablets, ESTRACE Cream and medroxyprogesterone acetate. The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institutes of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified by the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro™, products marketed by Wyeth. See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

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

We currently maintain product liability insurance coverage for claims between $25 million and $75 million, above which we are self-insured. Our insurance may not apply to damages or defense costs related to the above mentioned HT claims, including any claim arising out of HT products with labeling that does not conform completely to FDA hormone replacement therapy communications to manufacturers of HT products. A successful claim or claims brought against us in connection with our HT product liability litigation or other matters that is in excess of available insurance coverage could subject us to significant liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Such claims could also harm our reputation and the reputation of our products, thereby adversely affecting our ability to market our products successfully. In addition, irrespective of the outcome of product liability claims, defending a lawsuit with respect to such claims could be costly and significantly divert management’s attention from operating our business. Furthermore, we could be rendered insolvent if we do not have sufficient financial resources to satisfy any liability resulting from such a claim or to fund the legal defense of such a claim.

Product recalls may be issued at our discretion or at the discretion of certain of our suppliers, the FDA, other government agencies and other entities that have regulatory authority for pharmaceutical sales. From time to time, we have recalled some of our products; however, to date none of these recalls have been significant. Any recall of a significant product could materially adversely affect our business and profitability by rendering us unable to sell that product for some time.

Sales of our products may be adversely affected by the consolidation among wholesale drug distributors and the growth of large retail drug store chains.

The network through which we sell our products has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. For example, during the year ended December 31, 2007, CVS, a national retail drug store chain that previously accounted for over 10% of our net sales and accounts receivable, began purchasing through one of our existing wholesale customers. As a result of this change, our customer concentration was increased. Three large wholesale distributors accounted for an aggregate of 86% of our net revenues during the year ended December 31, 2008. In addition, excess inventory levels held by large distributors may lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

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

All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. In addition, in recent years, several states in the U.S., including California, Massachusetts, Maine, Minnesota, Nevada, New Hampshire, New Mexico, Texas, Vermont and West Virginia, as well as the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing. Similar legislation is being considered in other states and at the federal level in the U.S. Many of these requirements are new and their breadth and application is uncertain.

Non-compliance with these and other government regulations and other legal requirements may result in civil fines, criminal fines and prosecution, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business. Any of these enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

If an acquisition candidate is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. Furthermore, we do not know if we will be able to finance the acquisition or integrate an acquired product into our existing operations. The negotiation and completion of potential acquisitions could result in a significant diversion of management’s time and resources and potentially disrupt our ongoing business. Future product acquisitions may result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses, as well as significant charges relating to integration costs.

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

Under current U.S. law, U.S. individuals may import prescription drugs that are unavailable in the U.S. from Canada and other countries for their personal use under specified circumstances. Other imports, although illegal under U.S. law, also enter the country as a result of the resource constraints and enforcement priorities of the FDA and the U.S. Customs Service. The volume of prescription drug imports from Canada and elsewhere could increase due to a variety of factors, including the further spread of Internet pharmacies and actions by certain state and local governments to facilitate Canadian and other imports. These imports may harm our business.

We currently sell FEMHRT in Canada. In addition, ESTRACE Tablets, DOVONEX and TACLONEX (sold as “DOVOBET” in Canada) are sold in Canada by third parties. For the year ended December 31, 2008, DOVONEX, TACLONEX, FEMHRT and ESTRACE Tablets accounted for approximately 37% of our total revenues. Due to government price regulation in Canada and other countries, these products are generally sold in Canada and other countries for lower prices than in the U.S. As a result, if these drugs are imported into the U.S. from Canada or elsewhere, we may experience reduced revenue or profit margins.

We have a significant amount of intangible assets, which may never generate the returns we expect.

The Acquisition resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions, were $993.8 million at December 31, 2008, representing approximately 38.5% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $1,250.3 million at December 31, 2008, representing approximately 48.5% of our total assets. The majority of our intangible assets are owned by our Puerto Rican subsidiary.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any determination requiring the write-off of a significant portion of intangible assets may have an adverse effect on our financial condition and results of operations. For example, in connection with our annual review of intangible assets during the fourth quarter of 2008, we recorded a non-cash impairment charge of $163.3 million relating to our OVCON / FEMCON FE product family. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details.

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

Our financial condition could be negatively impacted by unfavorable results in our outstanding litigation matters, including those described in “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report, or in lawsuits that may be initiated in the future. These matters include intellectual property litigation and product liability litigation, any of which, if adversely decided, could negatively impact our business, results of operations, financial condition and cash flows.

Risks Related to our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness of $962.6 million.

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

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including the senior secured credit facility and the indenture governing our outstanding Notes, may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

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

The senior secured credit facility limits the ability of certain of our direct and indirect subsidiaries to make capital expenditures and, in certain circumstances, requires that they use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in their business and other dispositions to repay indebtedness under the senior secured credit facility.

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

Sales of a substantial number of shares of our common stock, in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2008, we had approximately 250.8 million shares of our common stock outstanding. In September of 2006, we completed our IPO selling 70.6 million shares of common stock that are freely tradable without restriction or further registration under the Securities Act. Approximately 179.2 million of the remaining shares were granted to members of management or sold by us in private transactions to members of management, the Sponsors and certain institutional investors, and are eligible for public sale if registered under the Securities Act or sold in accordance with Rule 144 thereunder. The Sponsors have the right, subject to certain conditions, to cause us to register approximately 152.2 million of these shares.

We filed a registration statement on Form S-8 under the Securities Act to register up to approximately 9.3 million shares of our common stock for issuance under our 2005 Equity Incentive Plan (the “Equity Incentive Plan”). As awards under this plan are granted, vest and are exercised, subject to certain limitations under the management shareholders agreement, the shares issued on exercise generally will be available for sale in the open market by holders who are not our affiliates and, subject to the volume and other applicable limitations of Rule 144, by holders who are our affiliates. As of December 31, 2008, options to purchase approximately 4.1 million shares of our common stock were outstanding (of which options to acquire approximately 1.9 million shares of common stock were vested). In addition, as of December 31, 2008, approximately 3.7 million restricted shares were granted under the Equity Incentive Plan (of which approximately 3.1 million restricted shares were vested).

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

Our Sponsors collectively beneficially own approximately 61% of our outstanding common stock. As a result, if our Sponsors act collectively, they could exercise control over the composition of our board of directors and could control the vote of our common stock. If this were to occur, our Sponsors could have effective control over our decisions to enter into any corporate transaction and could have the ability to prevent any transaction that requires the approval of our stockholders regardless of whether or not other equity holders believe that any such transactions are in their own best interests. For example, if our Sponsors act collectively, they effectively could cause us to make acquisitions that increase our indebtedness or sell revenue-generating assets. Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of our equity, even if such amount is less than 50%, and they exercise their shareholder rights collectively, they would continue to be able to significantly influence or effectively control our decisions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our primary pharmaceutical manufacturing facility, which houses approximately 194,000 sq. ft. of manufacturing space, is located in Fajardo, Puerto Rico. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse and a 102,000 sq. ft. parking lot, both of which we lease from third parties, as well as a 6.8 acre vacant lot which we purchased in March 2008. The Fajardo facility currently manufactures most of our women’s healthcare oral dose products, including our LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE and OVCON 50 oral contraceptives, and packages delayed-release DORYX tablets, FEMHRT, FEMTRACE, OVCON 35 and DOVONEX and TACLONEX samples. For a discussion of our Fajardo facility, see Item 1. “Business—Manufacturing, Supply and Raw Materials.”

We also own a 154,000 sq. ft. facility in Larne, Northern Ireland, 54,000 sq. ft. of which is leased to a third party. The remainder is dedicated to the manufacture of our vaginal rings, research and product development as well as development of analytical methods.

We lease approximately 67,000 sq. ft. of office space in Rockaway, New Jersey, where our U.S. operations are headquartered.

Item 3. Legal Proceedings.

See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on The NASDAQ Global Market under the symbol “WCRX” on September 21, 2006. The following table presents the high and low prices for our common stock on The NASDAQ Global Market during the periods indicated:

	High	Low
2008:
First Quarter (ending March 31, 2008)	$18.07	$15.30
Second Quarter (ending June 30, 2008)	$18.46	$16.26
Third Quarter (ending September 30, 2008)	$18.37	$14.45
Fourth Quarter (ending December 31, 2008)	$15.72	$10.81
2007:
First Quarter (ending March 31, 2007)	$15.38	$13.32
Second Quarter (ending June 30, 2007)	$18.95	$14.73
Third Quarter (ending September 30, 2007)	$20.02	$16.50
Fourth Quarter (ending December 31, 2007)	$19.55	$16.50

As of February 13, 2009, there were approximately 288 registered holders of record for our common stock and 251,263,008 shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our common stock on The NASDAQ Global Market on February 13, 2009, was $13.01.

During the years ended December 31, 2008 and 2007, respectively, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board.

In September 2006, we sold 70,600,000 of our Class A common shares in connection with the IPO.

Performance Graph

The following graph shows the value as of December 31, 2008 of a $100 investment in our common stock as if made on September 21, 2006, as compared with similar investments based on the value of (i) the NASDAQ Composite Index and (ii) the NASDAQ Pharmaceuticals Index in each case on a “total return” basis assuming reinvestment of dividends. The index values were calculated assuming an initial investment of $100 in such indexes on September 21, 2006. The stock performance shown below is not necessarily indicative of future performance.

Comparative values:

	Warner Chilcott Stock	NASDAQ Composite Index	NASDAQ Pharmaceuticals Index
On September 21, 2006	$100.00	$100.00	$100.00
On December 31, 2006	$92.44	$107.19	$102.91
On March 31, 2007	$99.06	$107.55	$99.27
On June 30, 2007	$121.00	$115.65	$101.62
On September 30, 2007	$118.86	$119.94	$108.31
On December 31, 2007	$118.60	$117.85	$102.89
On March 31, 2008	$120.40	$100.97	$98.54
On June 30, 2008	$113.38	$101.65	$100.70
On September 30, 2008	$101.14	$92.99	$105.38
On December 31, 2008	$96.99	$69.90	$95.16

Unregistered Sales of Securities

None.

Repurchases of Equity Securities During the Quarter Ended December 31, 2008

None.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data. The years ended December 31, 2008, 2007, 2006 and 2005 are our first four years following the Acquisition. The data below for all 2004 periods reflects the consolidated financial data of the Predecessor. The financial statements relating to the year ended December 31, 2005 reflect the Acquisition as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were ours. The four day period included only two business days and the impact on the results of operations for the year ended December 31, 2005 was not material. Our year ends on December 31 versus the Predecessor’s fiscal year-end of September 30.

The selected consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2006, 2005, 2004 and September 30, 2004, and for the year ended December 31, 2005, the quarter ended December 31, 2004 and the fiscal year ended September 30, 2004 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related Notes thereto included elsewhere in this Annual Report.

	Fiscal Year Ended September 30,	Transition Period Quarter Ended December 31,	Year Ended December 31,
	Predecessor		Successor
(dollars and share amounts in thousands, except per share amounts)	2004	2004	2005	2006	2007	2008
Statement of Operations Data:
Total revenue(1)(2)	$490,248	$136,893	$515,253	$754,457	$899,561	$938,125
Costs and expenses:
Cost of sales (excluding amortization and impairments)(3)	53,488	34,529	95,224	151,750	185,990	198,785
Selling, general and administrative(3)(4)	146,205	41,463	162,670	253,937	265,822	192,650
Research and development	26,558	4,608	58,636	26,818	54,510	49,956
Amortization of intangible assets(3)	52,374	21,636	233,473	253,425	228,330	223,913
Impairment of intangible assets (5)	—	—	38,876	—	—	163,316
Acquired in-process research and development(3)	—	—	280,700	—	—	—
Transaction costs(3)	—	50,973	35,975	—	—	—
Net interest expense(3)(4)	9,256	1,214	147,934	206,994	117,618	93,116
Accretion on preferred stock of subsidiary(4)(6)	—	—	31,533	26,190	—	—

Income / (loss) before taxes	202,367	(17,530)	(569,768)	(164,657)	47,291	16,389
Provision / (benefit) for income taxes	59,390	11,558	(13,122)	(11,147)	18,416	24,746

Income / (loss) from continuing operations	142,977	(29,088)	(556,646)	(153,510)	28,875	(8,357)

Discontinued operations, net of tax(7)	8,711	—	—	—	—	—

Net income / (loss)	$151,688	$(29,088)	$(556,646)	$(153,510)	$28,875	$(8,357)

Per Share Data(8):
Earnings (loss) per share—basic
Class A	—	—	$(7.19)	$(1.63)	$0.12	$(0.03)
Class L	—	—	$7.35	$6.33	—	—
Earnings (loss) per share—diluted
Class A	—	—	$(7.19)	$(1.63)	$0.12	$(0.03)
Class L	—	—	$7.34	$6.33	—	—
Weighted average shares outstanding—basic
Class A	—	—	88,311	133,897	248,916	249,807
Class L	—	—	10,642	10,280	—	—
Weighted average shares outstanding—diluted
Class A	—	—	88,311	133,897	250,454	249,807
Class L	—	—	10,668	10,282	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$186,251	$229,565	$11,502	$84,464	$30,776	$35,906
Total assets(3)(5)(9)	1,419,295	1,454,243	3,041,877	3,162,545	2,884,974	2,578,925
Total long-term debt(3)(4)(9)	191,701	192,199	1,989,500	1,550,750	1,200,239	962,557
Preferred stock in subsidiary(4)(6)	—	—	435,925	—	—	—
Shareholders’ equity(4)(6)	1,126,640	1,104,087	332,510	1,328,232	1,354,420	1,349,920

(1)	The increase in product revenues is, in part, attributable to product acquisitions and internally developed products.
(2)	In March 2004, we sold the U.S. and Canadian rights to our then-marketed LOESTRIN products to a unit of what is today Teva. Following this sale, we continued to earn revenue from supplying LOESTRIN under a supply agreement. Our total revenue for fiscal year 2004 excluding revenue attributable to LOESTRIN product sales, was $464.0 million.
(3)	Completing the Acquisition affected our financial condition, results of operations and cash flows in the following ways:
a.	In the quarter ended December 31, 2004, we incurred $51.0 million of transaction costs and $3.7 million of incremental selling, general and administrative (“SG&A”) expenses directly related to the closing of the Acquisition; and
b.

During the year ended December 31, 2005 we completed the Acquisition for total consideration of $3,152.1 million, which was funded by approximately $1,282.8 million of equity contributions, $1,420.0 million of senior secured debt (including $20.0 million borrowed under the revolving credit facility at the time of the Acquisition), $600.0 million aggregate principal amount of the Notes and cash on hand. We recorded adjustments to the fair value of our assets and liabilities as of the date of the Acquisition including a significant increase to intangible assets and goodwill. During 2005, the following items were included in our operating results:

•	a charge of $22.4 million in cost of sales representing the write-off of the purchase price allocated to the fair value of our opening inventory,

•	$7.8 million of incremental SG&A expenses directly related to the closing of the Acquisition,

•	$4.9 million in SG&A expenses for the management fee to our Sponsors,

•	increased amortization expense resulting from the write-up of our identified intangible assets,

•	a $280.7 million write-off of acquired in-process research and development,

•	$36.0 million of transaction costs, and

•	increased interest expense from the indebtedness we incurred to complete the Acquisition.
(4)	Our IPO affected our results of operations, financial condition and cash flows as follows:

•	for the year ended December 31, 2006, SG&A expenses included $42.1 million of costs directly related to the IPO,

•	interest expense decreased due to the reduction of our outstanding debt using a portion of the proceeds from the IPO,

•	all of the Preferred Shares were either converted to Class A common shares or redeemed for cash at the time of the IPO,

•	all Class L common shares were converted into Class A common shares at the time of the IPO, and

•	shareholders’ equity increased $1,070.0 million.
(5)	During the quarter ended December 31, 2008 we recorded a non-cash impairment charge related to the OVCON/FEMCON product family intangible asset as our forecast of future cash flows declined compared to prior forecasts.
(6)	Our wholly-owned subsidiary, Warner Chilcott Holdings Company II, Limited, issued 404,439 Preferred Shares in connection with the Transactions. The Preferred Shares were entitled to cumulative preferential dividends at an accretion rate of 8% per annum, compounded quarterly.
(7)	In April 2004, we sold our U.K. Pharmaceutical Sales and Marketing business. In May 2004, we sold our U.K.-based sterile solutions business. The discontinued operations for fiscal year 2004 included a gain on disposal of $5.4 million, net of a tax charge of $11.8 million on the sale of our Pharmaceutical Development and Manufacturing Services business, our U.K. Pharmaceutical Sales and Marketing business and our U.K.-based sterile solutions business.
(8)	We purchased all outstanding shares of the Predecessor as part of the Acquisition, making the Predecessor’s earnings per share not comparable to our earnings per share. We were in a net loss position for the years ended December 31, 2008, 2006 and 2005. The effect from the exercise of outstanding stock options and the vesting of restricted shares during the periods would have been anti-dilutive. Accordingly, the effect of the shares issuable upon exercise of such stock options and the restricted shares have not been included in the calculation of diluted earnings per share for the years ended December 31, 2008, 2006 and 2005. The December 31, 2006 earnings per share of the Class L common shares is calculated through September 30, 2006, as there were no Class L common shares outstanding during the fourth quarter of 2006. There were no outstanding Class L common shares outstanding during the years ended December 31, 2008 and 2007.
(9)	During the year ended December 31, 2006 we completed the acquisition of the U.S. sales and marketing rights to DOVONEX for $205.2 million and paid the final milestone payment for TACLONEX ointment of $40.0 million. We borrowed $240.0 million in connection with these transactions and recorded $238.5 million in intangible assets.

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

Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare and dermatology segments of the U.S. pharmaceutical market. We are a fully integrated company with internal resources dedicated to the development, manufacturing and promotion of our products. Our diversified portfolio of branded products has enabled us to establish strong franchises in women’s healthcare and dermatology which we promote through our marketing techniques and specialty sales forces. We believe that our proven product development capabilities, coupled with our ability to execute acquisitions and in-licensing transactions and develop partnerships, will enable us to sustain and grow these franchises. We are a Bermuda company, with operations through our wholly-owned subsidiaries in the U.S., Puerto Rico, the Republic of Ireland and Northern Ireland.

In September 2006, we completed our IPO and sold 70,600,000 of our Class A common shares. Also see discussion in “Operating results for the years ended December 31, 2007 and 2006”.

Factors Affecting Our Results of Operations

Revenue

We generate two types of revenue: revenue from product sales (including contract manufacturing) and other revenue which currently includes royalty revenue.

Net Sales

We promote a portfolio of branded prescription pharmaceutical products currently focused on the women’s healthcare and dermatology segments of the U.S. pharmaceutical market. To generate demand for our products, our sales representatives make face-to-face promotional and educational presentations to physicians who are potential prescribers of our products to their patients. By informing these physicians of the attributes of our products, we generate demand for our products with physicians, who then write prescriptions for their patients, who in turn go to the pharmacy where the prescription is filled. Pharmacies buy our products either through wholesale pharmaceutical distributors or directly from us (for example, retail drug store chains). We recognize revenue when title passes to our customers, generally free on board (“FOB”), destination, net of sales-related deductions.

When our unit sales to customers in any period exceeds consumer demand (as measured by filled prescriptions in units), our sales in excess of demand must be absorbed before our customers begin to order again. We refer to the estimated amount of inventory held by our customers and pharmacies that purchase our product from our direct customers, generally measured in the number of days of demand on hand, as “pipeline inventory”. Pipeline inventories expand and contract in the normal course of business. When comparing reported product sales between periods, it is important to consider whether estimated pipeline inventories increased or decreased during each period.

We generate our revenue primarily from the sale of branded pharmaceutical products in the United States (“U.S.”), including our oral contraceptives (LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE, and OVCON), our HT products (primarily ESTRACE Cream, FEMHRT, and FEMRING), our oral antibiotic for the adjunctive treatment of severe acne (DORYX), our psoriasis products (TACLONEX and DOVONEX) and our treatment for premenstrual dysphoric disorder (SARAFEM). Our revenue from sales of these products consists primarily of sales invoiced less returns and other sales-related deductions. In addition to the products listed above, the Company earns revenues from the sale of generic products, including TILIA™ FE (a generic version of ESTROSTEP FE) and ZENCHENT (a generic version of OVCON 35) under profit-sharing supply and distribution agreements with Watson. We also recognize revenue on a generic version of DOVONEX Solution under a profit-sharing supply and distribution agreement with Hi-Tech. The revenue we earn under these agreements is included with our related branded product revenue for financial reporting purposes.

Included in net sales are amounts earned under contract manufacturing agreements. These activities are by-products of our May 2004 acquisition of the Fajardo, Puerto Rico manufacturing facility from a subsidiary of Pfizer and the March 2004 sale of rights to two LOESTRIN products to a unit of Teva (then Barr). In connection with these transactions, we agreed to manufacture certain products for Pfizer and Teva (then Barr) for specified periods. Contract manufacturing is not an area of strategic focus for us as these contracts produce profit margins significantly below the margins realized on sales of our branded products. We have phased out the manufacturing of all but one of the Pfizer products (the supply agreement for the production of Dilantin® was extended for three years effective July 31, 2006, subject to two one-year renewals at Pfizer’s option). We continue to manufacture Dilantin® for Teva.

Changes in revenue from sales of our products from period to period are affected by factors that include the following:

•	changes in the level of competition faced by our products, including the launch of new products by competitors and the introduction of generic equivalent products;

•	changes in the level of promotional or marketing support for our products and the size of our sales forces;

•	expansion or contraction of the levels of pipeline inventories of our products held by our customers;

•	changes in the regulatory environment;

•	our ability to successfully develop or acquire and launch new proprietary products;

•	changes in the level of demand for our products, including changes based on general economic conditions in the U.S. economy;

•	long-term growth of our core therapeutic markets, currently women’s healthcare and dermatology;

•

price increases, which are common in the branded pharmaceutical industry and for the purposes of our period-over-period comparisons, reflect the average gross selling price billed to our customers before any sales-related deductions; and

•	changes in the levels of sales related deductions.

Other Revenue

Beginning in the fourth quarter of 2006, the Company began to generate revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of other revenue.

Cost of Sales (excluding amortization and impairment of intangible assets)

We currently contract with third parties to manufacture certain of our products, although we now manufacture most of our women’s healthcare oral dose products in our facility in Fajardo, Puerto Rico. We also have supply contracts with our third-party development partners, such as LEO Pharma (DOVONEX and TACLONEX), CPL (ESTRACE CREAM) and Mayne (DORYX). Our supply agreements with these third-party manufacturers and development partners may include minimum purchase requirements and may provide that the price we pay for the products we sell can be increased based on factors outside of our control such as inflation, increases in costs or other factors.

For products that we manufacture and package (as of December 31, 2008, LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE, OVCON 50 and FEMRING), our direct material costs include the costs of purchasing raw materials and packaging materials. For products that we only package (as of December 31, 2008, DORYX, FEMHRT, FEMTRACE, OVCON 35 and DOVONEX and TACLONEX samples), our direct material costs include the costs of purchasing packaging materials. Direct labor costs for these products consist of payroll costs (including benefits) of employees engaged in production, packaging and quality control in our manufacturing plants in Fajardo, Puerto Rico and Larne, Northern Ireland. The largely fixed indirect costs of our manufacturing plants consist of production, overhead and certain laboratory costs. We do not include amortization or impairments of intangible assets as components of cost of sales.

A significant factor that influences the cost of sales, as a percentage of product net sales, is the terms of our supply agreements with our third party manufacturers. As of September 2005 and January 2006, we became the exclusive licensee of the U.S. sales and marketing rights to TACLONEX and DOVONEX, respectively, under agreements with LEO Pharma. We are obligated to pay LEO Pharma specified supply fees and royalties based on a percentage of our net sales (as calculated under the terms of the agreements). In addition, with respect to DOVONEX, we were obligated to pay Bristol-Myers a royalty of 5% of net sales through December 31, 2007.

SG&A Expenses

SG&A expenses are comprised of selling and distribution expenses, advertising and promotion expenses (“A&P”) and general and administrative expenses (“G&A”). Selling and distribution and A&P expenses consist of all expenditures incurred in connection with the sales and marketing of our products, including warehousing costs. The major items included in selling and distribution and A&P expenses are:

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

Changes in selling and distribution and A&P expenses, as a percentage of our revenue, may be affected by a number of factors, including:

•	changes in sales volumes, as higher sales volumes enable us to spread the fixed portion of our selling and A&P expenses over higher sales;

•	changes in the mix of products we promote, as some products (such as those in launch phase, for example) require more intensive promotion than others; and

•	changes in the size and configuration of our sales forces, such as when we establish a sales force to market a new product or expand or reduce our sales forces.

G&A expenses consist of management salaries, benefits, incentive compensation, rent, legal and professional fees and miscellaneous administration and overhead costs.

R&D

Our R&D expenses are comprised mainly of development costs. These development costs are typically associated with:

•	developing improvements to our existing products, including new dosage forms;

•	developing new products based on compounds which have been previously shown to be safe and effective; and

•	supporting and conducting clinical trials and subsequent registration of products we develop internally or license from third parties.

In addition, we have certain projects that focus on earlier stage exploratory research. R&D costs also include payments to third-party licensors when products that we have licensed reach contractually-defined milestones. Milestone payments are recognized as expenses, unless they meet the criteria of an intangible asset, in which case they are capitalized and amortized over their useful lives.

The aggregate level of our R&D expense in any period is related to the number of products in development and the stage of their development process. Development costs for any particular product may increase progressively during the development process, with Phase III clinical trials generally accounting for a significant part of the total development costs of a product.

Depreciation and Amortization

Depreciation costs relate to the depreciation of property, plant and equipment and are included in our statement of operations, primarily in cost of sales and G&A expenses. Depreciation is calculated on a straight-line basis over the expected useful life of each class of asset. No depreciation is charged on land.

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

Interest Income and Interest Expense (“Net interest expense”)

Interest income consists primarily of interest income earned on our cash balances. Interest (expense) consists primarily of interest on outstanding indebtedness, amortization of deferred financing costs and the write-off of deferred financing costs associated with the early prepayment of debt.

Provision / (Benefit) for Income Taxes

Provision / (benefit) for income taxes consist of a current corporate tax expense, deferred tax expense and any other accrued tax expense. In addition, interest and penalties accrued on our FIN48 reserves are included as a component of our provision / (benefit) for income taxes. We are a Bermuda holding company with operating subsidiaries in the U.S., Puerto Rico, the UK and the Republic of Ireland. We have a tax agreement with the Puerto Rican tax authorities whereby our earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2% income tax for a period of 15 years expiring in 2019. See “Note 15” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of Income Taxes.

2008 Significant Events

The following are certain significant events that occurred during the year ended December 31, 2008:

•

In February 2008, our U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the Internal Revenue Service (“IRS”) covering the calendar years 2006 through 2010. In addition, in 2008 the IRS concluded its audits of our U.S. tax returns for the periods ending September 30, 2003, September 30, 2004 and January 17, 2005;

•

In April 2008, we reached an agreement to settle for $16.5 million, the class action securities lawsuit brought against us in connection with our IPO. The majority of the settlement was funded by insurance proceeds and the settlement did not have a material impact on our consolidated financial statements;

•

In May 2008, Hi-Tech began commercial sales under a distribution and supply agreement with us pursuant to which we agreed to supply, and it agreed to market, sell and distribute in the U.S, an authorized generic version of our DOVONEX Solution;

•

In May 2008, the FDA approved LEO Pharma’s NDA for our TACLONEX scalp product. As a result, in June 2008, we paid a $40.0 million milestone payment (which was recorded as an intangible asset) to LEO Pharma and began commercial sales of the product;

•	In June 2008, the FDA approved a 150 mg strength of DORYX (“DORYX 150mg”) and we began commercial sales of the product in the third quarter of 2008;

•	In December 2008, we signed an agreement with Dong-A, to develop and market their orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED in the U.S.;

•	In December 2008, we entered into a settlement and license agreement with Barr, which was subsequently acquired by Teva, to resolve the pending patent litigation involving FEMCON FE;

•

During 2008, we made optional prepayments aggregating $220.0 million of our term loan indebtedness under our senior secured credit facility and also purchased and retired $10.0 million aggregate principal amount of our Notes, at a discount, in privately negotiated open market transactions;

•

In connection with our annual review of intangible assets, in the fourth quarter of 2008 we recorded a non-cash impairment charge of $163.3 million relating to the identified intangible assets associated with the OVCON/FEMCON FE product family; and

•	Our revenue for the year ended December 31, 2008 was $938.1 million and our net (loss) was $(8.4) million.

Operating Results for the years ended December 31, 2008 and 2007

Revenue

The following table sets forth our revenue for the years ended December 31, 2008 and 2007, with the corresponding dollar and percentage change:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2008	2007	Dollars	Percent
Oral Contraceptives
LOESTRIN 24 FE	$197.2	$148.9	$48.3	32.4%
FEMCON FE	45.8	32.4	13.4	41.5%
ESTROSTEP FE*	20.8	70.2	(49.4)	(70.3)%
OVCON 35/50 (“OVCON”)*	12.9	15.5	(2.6)	(16.7)%

Total	$276.7	$267.0	$9.7	3.7%

Hormone Therapy (“HT”)
ESTRACE Cream	$83.8	$73.1	$10.7	14.7%
FEMHRT	61.5	63.7	(2.2)	(3.4)%
FEMRING	14.2	15.5	(1.3)	(8.2)%
Other HT products	11.7	13.5	(1.8)	(13.3)%

Total	$171.2	$165.8	$5.4	3.3%

Dermatology
DORYX	$158.9	$115.8	$43.1	37.3%
TACLONEX	153.3	127.2	26.1	20.6%
DOVONEX*	123.3	145.3	(22.0)	(15.1)%

Total	$435.5	$388.3	$47.2	12.2%

PMDD
SARAFEM	$16.9	$37.7	$(20.8)	(55.1)%

Other Product Net Sales
Other	—	3.7	(3.7)	(100.0)%
Contract manufacturing	18.7	25.7	(7.0)	(27.3)%

Total Product Net Sales	$919.0	$888.2	$30.8	3.5%

Other Revenue
Royalty revenue	19.1	11.4	7.7	68.3%

Total Revenue	$938.1	$899.6	$38.5	4.3%

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

Revenue in the year ended December 31, 2008 totaled $938.1 million, an increase of $38.5 million, or 4.3%, over the year ended December 31, 2007. The primary drivers of the increase in revenue were the net sales of our promoted products LOESTRIN 24 FE, DORYX, TACLONEX and FEMCON FE, which together contributed $130.9 million of revenue growth for the year ended December 31, 2008 compared to the prior year. The growth delivered by these products was offset primarily by significant declines in ESTROSTEP FE and SARAFEM net sales due to generic competition and declines in DOVONEX net sales. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products. We use IMS estimates of filled prescriptions for our products as a proxy for market demand.

Net sales of our oral contraceptive products increased $9.7 million, or 3.7%, in the year ended December 31, 2008, compared with the prior year. LOESTRIN 24 FE generated revenues of $197.2 million in the year ended

December 31, 2008, an increase of 32.4%, compared with $148.9 million in the prior year. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 28.8% in the year ended December 31, 2008, and to a lesser extent, higher average selling prices compared to the prior year. FEMCON FE generated revenues of $45.8 million in the year ended December 31, 2008, compared to $32.4 million in the prior year. The increase in FEMCON FE net sales in the year ended December 31, 2008 was primarily due to an increase in filled prescriptions of 58.2% versus the prior year, offset partially by the impact of higher sales-related deductions in the year ending December 31, 2008. ESTROSTEP FE net sales decreased $49.4 million, or 70.3%, in the year ended December 31, 2008, as compared to the prior year. The decrease in ESTROSTEP FE net sales was primarily due to an 80.2% decline in filled prescriptions in the year ended December 31, 2008, compared to the prior year, as a result of generic versions of ESTROSTEP FE being introduced in the fourth quarter of 2007, including our authorized generic Tilia™ FE.

Net sales of our dermatology products increased $47.2 million, or 12.2%, in the year ended December 31, 2008, as compared to the prior year. Net sales of DORYX increased $43.1 million, or 37.3%, in the year ended December 31, 2008, compared to the prior year, primarily due to the launch of DORYX 150 mg in the third quarter of 2008, as well as higher average selling prices and a 10.7% increase in total DORYX filled prescriptions. In addition, we believe the average economic value of a DORYX 150 mg prescription is roughly one-third higher than that of a DORYX 100 mg prescription. Net sales of TACLONEX increased $26.1 million, or 20.6%, to $153.3 million in the year ended December 31, 2008, compared to $127.2 million in the prior year. The increase in net sales was primarily due to increases in filled prescriptions, measured on a per-gram basis, and higher average selling prices in the year ended December 31, 2008, compared to the prior year. The introduction of our TACLONEX scalp product in June 2008 also contributed to the increase compared to the prior year. We believe the increases in filled prescriptions for TACLONEX are not fully reflective of the increases in demand for the product during these periods. In August 2007, we began offering TACLONEX in 100 gram tubes, in addition to our original 60 gram tubes, resulting in an increase in the average grams per filled TACLONEX prescription during the year ended December 31, 2008 compared with the prior year. Net sales of DOVONEX decreased $22.0 million, or 15.1%, in the year ended December 31, 2008 as compared to the prior year. The decline in DOVONEX net sales in the year ended December 31, 2008 was due primarily to a decrease in filled prescriptions of 23.3%, and, to a lesser extent, increases in sales-related deductions during the 2008 period, which were partially offset by higher average selling prices. The decline in filled prescriptions was due primarily to the introduction of generic versions of DOVONEX Solution into the market in the second quarter of 2008, including our authorized generic product, and also due to customers switching to other therapies. We expect DOVONEX net sales to continue to decline due to competition from other therapies and generic competition, specifically relating to DOVONEX Solution.

Net sales of our hormone therapy products increased $5.4 million, or 3.3%, in the year ended December 31, 2008 as compared to the prior year. Net sales of ESTRACE Cream increased $10.7 million, or 14.7%, in the year ended December 31, 2008, compared to the prior year, primarily due to higher average selling prices, and an increase in filled prescriptions of 2.0%, offset in part by a contraction of pipeline inventories relative to the prior year. Net sales of FEMHRT decreased $2.2 million, or 3.4%, in the year ended December 31, 2008, compared to the prior year. The decline in FEMHRT net sales was due primarily to a decrease in filled prescriptions of 14.1% as well as higher sales-related deductions for the year ended December 31, 2008, offset partially by higher average selling prices as compared with the prior year. Generic competition may negatively impact net sales of FEMHRT beginning as early as November 2009.

Net sales of SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (“PMDD”), decreased $20.8 million, or 55.1%, in the year ended Decembers 31, 2008, compared with the prior year. The decrease in net sales was due primarily to a decline in filled prescriptions of 51.7% in the year ended December 31, 2008 compared to the prior year. During the first half of 2008 we discontinued sales of SARAFEM Capsules and commenced sales of SARAFEM Tablets. Generic versions of SARAFEM Capsules were introduced in May 2008 and negatively impacted our SARAFEM net sales. We expect generic competition to continue to have an adverse impact on our SARAFEM net sales in the future.

Our other product net sales declined in the year ended December 31, 2008 due to a recall of certain non-core products manufactured by a third party. As a result of the recall, our other product net sales during the year ended December 31, 2008 were negatively impacted due to contra-sales related accruals for the product recalls. We do not expect this product recall to materially affect our operating results in future periods. Our contract manufacturing revenues relate to certain products which we manufacture for third parties. Additionally, in the year ended December 31, 2008, we generated $19.1 million of revenue which consisted of royalties earned on the net sales of an oral contraceptive product sold by a third party under a license relating to one of our patents, as compared to $11.4 million in the prior year.

Cost of Sales (excluding Amortization and Impairment of Intangible Assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the years ended December 31, 2008 and 2007:

(dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	Percent Change
Product net sales	$919.0	$888.2	$30.8	3.5%

Cost of sales (excluding amortization)	198.8	186.0	12.8	6.9%

Cost of sales percentage	21.6%	20.9%

Cost of sales increased $12.8 million in the year ended December 31, 2008 compared with the prior year, due in part to the 3.5% increase in product net sales. Our cost of sales, as a percentage of product net sales, increased from 20.9% in the year ended December 31, 2007 to 21.6% in the year ended December 31, 2008. Our cost of sales increased due to higher expenses relating to inventory reserves totaling $14.7 million in the year ended December 31, 2008 as compared to $10.9 million in the year ended December 31, 2007. Also contributing to the increase in the current year were higher costs relative to the prior year, partially offset by the absence of a 5% royalty on our net sales of DOVONEX which we were required to pay in the prior year under a contract with Bristol-Myers that terminated on December 31, 2007.

SG&A Expenses

The Company’s SG&A expenses were comprised of the following for the years ended December 31, 2008 and 2007:

(dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	Percent Change
A&P	$47.3	$81.0	$(33.7)	(41.7)%
Selling and Distribution	90.0	89.5	0.5	0.5%
G&A	55.4	95.3	(39.9)	(41.8)%

Total	$192.7	$265.8	$(73.1)	(27.5)%

SG&A expenses for the year ended December 31, 2008 were $192.7 million, a decrease of $73.1 million, or 27.5%, compared to the prior year. A&P expenses for the year ended December 31, 2008 decreased $33.7 million, or 41.7%, versus the prior year, primarily due to a $25.4 million decrease in direct-to-consumer advertising in the year ended December 31, 2008, as well as a decrease in other promotional spending. Selling and distribution expenses for the year ended December 31, 2008 increased $0.5 million, or 0.5%, over the prior year. The increase in selling and distribution expenses was primarily due to normal inflationary increases in compensation costs offset by the impact of a lower average headcount within our sales forces during the year ended December 31, 2008 as compared to the prior year. G&A expenses in the year ended December 31, 2008 decreased $39.9 million, or 41.8%, as compared to the prior year. The year ended December 31, 2007 included a $26.5 million expense, related to the settlement of a class action lawsuit in connection with the Company’s OVCON 35 litigation. Outside legal fees (excluding litigation settlements) in the year ended December 31, 2008 decreased by $11.8 million compared with the prior year, primarily as a result of the timing of our litigation settlements.

R&D

Our investment in R&D for the year ended December 31, 2008 was $50.0 million, a decrease of $4.5 million, or 8.4%, compared with the prior year. Included in the year ended December 31, 2008 was a $2.0 million upfront payment to Dong-A to acquire certain rights to its orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED. R&D expense for the year ended December 31, 2007 included a $4.0 million upfront payment to Paratek to acquire certain rights to novel tetracyclines for the treatment of acne and rosacea. Also included in the year ended December 31, 2007 was a $10.0 million milestone payment to LEO Pharma, which was triggered by the FDA’s acceptance of LEO Pharma’s NDA submission for a TACLONEX scalp product. Excluding these one time payments in both periods, R&D expense increased $7.5 million, or 18.4%, in the year ended December 31, 2008 compared to the prior year due to costs incurred for clinical studies relating to two oral contraceptives, as well as new projects which were initiated towards the end of 2007 and early 2008. We completed the treatment phase of the Phase III clinical study for a new low-dose oral contraceptive in the third quarter of 2008.

Amortization of Intangible Assets (including Impairment of Intangible Assets)

Amortization of intangible assets in the years ended December 31, 2008 and 2007 was $387.2 million (including a non-cash impairment of intangible assets of $163.3 million) and $228.3 million, respectively. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. We regularly review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. During the third quarter of 2008, we accelerated the amortization on certain unimpaired non-core products based on our review. As a result, the year ended December 31, 2008 included additional amortization expense of $16.0 million.

In connection with our annual review of intangible assets, in the fourth quarter of 2008 we recorded a non-cash impairment charge of $163.3 million relating to our OVCON / FEMCON FE product family. Based on changes in a number of assumptions, including those relating to the allocation of our expected future promotional emphasis between LOESTRIN 24 FE, FEMCON FE and other oral contraceptives currently in development and our product viability estimates in light of the future expected entrance of generic competition for FEMCON FE, the projected future revenue and related cash flows for the OVCON / FEMCON FE product family declined compared to previous forecasts. The undiscounted cash flows relating to this product family no longer exceeded the book value of the intangible asset. We estimated the fair value of the product family using a discounted cash flow analysis. The fair value was compared to the then current carrying value of the intangible asset for this product family and the difference was recorded as an impairment expense in the quarter ended December 31, 2008.

Net interest expense

Net interest expense for the year ended December 31, 2008 was $93.1 million, a decrease of $24.5 million, or 20.8%, from $117.6 million in the prior year. Included in net interest expense in the years ended December 31, 2008 and 2007 were $3.5 million and $6.6 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments of debt. We made optional prepayments totaling $220.0 million of outstanding indebtedness under our senior secured credit facility and purchased and retired $10.0 million aggregate principal amount of our Notes, at a discount, in the year ended December 31, 2008. In the year ended December 31, 2007, we made optional prepayments totaling $340.0 of outstanding indebtedness under our senior secured credit facility. The decrease in net interest expense in the year ended December 31, 2008 was primarily the result of the above mentioned prepayments of our outstanding debt which reduced the weighted average debt outstanding in the year ended December 31, 2008 by $281.5 million as compared to the prior year. The cumulative reductions in debt were accomplished through the use of our free cash flow.

Provision / (Benefit) for Income Taxes

Our effective tax rates, as a percentage of pre-tax income/(loss), for the years ended December 31, 2008 and 2007 were 151.0% and 38.9%, respectively. Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income / (loss) before taxes. Our Puerto Rican subsidiary holds the majority of our intangible assets and records the majority of the related amortization expense. As a result, the proportion of our consolidated book income / (loss) before taxes generated in Puerto Rico, where our tax rate is 2.0%, has a significant impact on the effective tax rate. For the year ended December 31, 2008, our U.S. entities generated income before taxes while our operations in the tax jurisdictions where we are subject to a lower tax rate, mainly Puerto Rico, generated significant losses. For the year ended December 31, 2007, our U.S. entities generated over half of our consolidated book income before taxes. As a result, the effective tax rate for the years ended December 31, 2008 and 2007 was greater than the U.S. statutory rate in both periods.

The valuation allowance for deferred tax assets of $9.9 million and $11.8 million as of December 31, 2008 and 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of FIN48. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that the Company will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheets. We intend to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

On February 25, 2008, our U.S. operating entities entered into an APA with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which our U.S. entities are compensated for services provided on behalf of our non-U.S. entities. The APA provides us with greater certainty with respect to the mix of our pretax income in the various tax jurisdictions in which we operate.

Net Income

Due to the factors described above, we reported net (loss) / income of $(8.4) million and $28.9 million in the years ended December 31, 2008 and 2007, respectively.

Operating Results for the years ended December 31, 2007 and 2006

Revenue

The following table sets forth our revenue for the years ended December 31, 2007 and 2006, with the corresponding dollar and percentage change:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2007	2006	Dollars	Percent
Oral Contraceptives
LOESTRIN 24 FE	$148.9	$44.2	$104.7	237.2%
FEMCON FE	32.4	7.5	24.9	330.2%
ESTROSTEP FE*	70.2	103.0	(32.8)	(31.9)%
OVCON*	15.5	73.8	(58.3)	(79.0)%

Total	$267.0	$228.5	$38.5	16.8%

Hormone Therapy
ESTRACE Cream	$73.1	$65.8	$7.3	11.2%
FEMHRT	63.7	58.7	5.0	8.4%
FEMRING	15.5	11.3	4.2	36.9%
Other HT	13.5	10.9	2.6	24.5%

Total	$165.8	$146.7	$19.1	13.0%

Dermatology
DORYX	$115.8	$102.4	$13.4	13.0%
TACLONEX	127.2	60.1	67.1	111.5%
DOVONEX	145.3	146.9	(1.6)	(1.1)%

Total	$388.3	$309.4	$78.9	25.4%

PMDD
SARAFEM	$37.7	$37.9	$(0.2)	(0.6)%

Other Product Net Sales
Other	3.7	8.6	(4.9)	(53.8)%
Contract manufacturing	25.7	20.8	4.9	23.2%

Total Product Net Sales	$888.2	$751.9	$136.3	18.1%

Other Revenue
Royalty revenue	11.4	2.6	8.8	352.2%

Total Revenue	$899.6	$754.5	$145.1	19.2%

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

Revenue in the year ended December 31, 2007 totaled $899.6 million, an increase of $145.1 million, or 19.2%, over 2006. The primary drivers of the increase in revenue were the net sales of two products introduced in March 2006, LOESTRIN 24 FE and TACLONEX, which together contributed $171.8 million of revenue growth for the year ended December 31, 2007, compared to the prior year.

Sales of our oral contraceptive products increased $38.5 million, or 16.8%, in the year ended December 31, 2007, compared with the prior year. In February 2006, we received FDA approval to market our oral contraceptive, LOESTRIN 24 FE, and began commercial sales of the product in March 2006. Beginning in April 2006, LOESTRIN 24 FE became our top promotional priority amongst our oral contraceptive brands. LOESTRIN 24 FE generated revenue of $148.9 million in the year ended December 31, 2007, compared to $44.2 million in the prior year, an increase of $104.7 million, or 237.2%. The increase in revenues is primarily attributable to an increase in filled prescriptions of 300.7% compared to the prior year. We introduced and began commercial sales of FEMCON FE in the second half of 2006, but did not initiate promotional efforts in support of the product until April 2007. Beginning in April 2007, FEMCON FE became a promotional priority for our newly expanded Chilcott sales force. The product generated revenues of $32.4 million in the year ended December 31, 2007 compared to $7.5 million in the prior year, an increase of $24.9 million, or 330.2%. The increase in revenues is primarily attributable to an increase in filled prescriptions of 807.8% compared to the prior year. ESTROSTEP FE net sales decreased $32.8 million, or 31.9%, in the year ended December 31, 2007, compared with the prior year as filled prescriptions declined by 37.7%. This decrease was offset partially by the impact of higher selling prices in the year ended December 31, 2007. ESTROSTEP FE filled prescriptions declined due to the shift of our promotional efforts away from the product beginning in April 2006. In addition, the decline in both prescription demand and net sales accelerated in the fourth quarter of 2007 as generic versions of ESTROSTEP FE were introduced in late October 2007. At the time of the launch of a generic version of ESTROSTEP FE by Barr Pharmaceuticals, Inc., which was subsequently acquired by Teva, we partnered with Watson and launched TILIA™ FE, an authorized generic version of ESTROSTEP FE. OVCON net sales declined $58.3 million, or 79.0%, for the year ended December 31, 2007, compared with the prior year. The decline in OVCON revenue was primarily due to the introduction of generic versions of OVCON 35 beginning in late October 2006, which led to an 84.3% decline in filled prescriptions for OVCON 35 in the year ended December 31, 2007, compared to the prior year. The decline in filled prescriptions was partially offset by price increases.

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

Sales of our hormone therapy products increased $19.1 million, or 13.0%, in the year ended December 31, 2007, compared with the prior year. FEMHRT filled prescriptions declined 8.3% in the year ended December 31, 2007 compared with the prior year, the impact of which was more than offset by higher selling prices. Filled prescriptions for ESTRACE Cream declined 2.2% in the year ended December 31, 2007, compared with the prior year. This decrease was more than offset by higher selling prices. Sales of SARAFEM, our product used to treat symptoms of PMDD, decreased $0.2 million, or 0.6%, in the year ended December 31, 2007, compared with the prior year. The decrease in sales was due to the decline in filled prescriptions of 23.8% in the year ended December 31, 2007, compared to the prior year. This decrease was partially offset by price increases.

Our contract manufacturing revenues relate to certain products manufactured for Pfizer and Teva. Additionally in the year ended December 31, 2007, we generated $11.4 million of revenue which consisted of royalties earned on the net sales of a product sold by a third party under a license relating to one of our patents, as compared to $2.6 million in the year ended December 31, 2006.

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

SG&A Expenses

The Company’s SG&A expenses were comprised of the following for the years ended December 31, 2007 and 2006:

(dollars in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006	$ Change	Percent Change
A&P	$81.0	$72.0	$9.0	12.5%
Selling and Distribution	89.5	75.8	13.7	18.1%
G&A	95.3	106.1	(10.8)	(10.2)%

Total	$265.8	$253.9	$11.9	4.7%

SG&A expenses for the year ended December 31, 2007 were $265.8 million, an increase of $11.9 million, or 4.7%, compared to the prior year. A&P expenses for the year ended December 31, 2007 increased $9.0 million, or 12.5%, over the prior year, primarily due to a $17.3 million increase in direct-to-consumer advertising expenses in support of LOESTRIN 24 FE and FEMCON FE. The increase in direct-to-consumer spending was partially offset by launch costs incurred in the year ended December 31, 2006 in support of LOESTRIN 24 FE and TACLONEX. Selling and distribution expenses for the year ended December 31, 2007 increased $13.7 million, or 18.1%, over the prior year primarily due to the expansion by approximately 75 territories of our field sales forces, in the first half of 2007, to support the initiation of promotional activities for FEMCON FE. G&A expenses in the year ended December 31, 2007 decreased $10.8 million, or 10.2%, as compared to the prior year primarily due to the one-time IPO costs of $42.1 million in the year ended December 31, 2006. The decrease was offset in part by an increase in legal expenses of $27.9 million in the year ended December 31, 2007, which included $26.5 million for the settlements of certain legal matters related to the OVCON 35 litigation.

R&D

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

Net Interest Expense

Net interest expense for the year ended December 31, 2007 was $117.6 million, a decrease of $89.4 million, or 43.2%, from $207.0 million in the prior year. Included in net interest expense in the years ended December 31, 2007 and 2006 were $6.6 million and $19.8 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments of debt. In the year ended December 31, 2007, we made optional prepayments totaling $340.0 million of outstanding indebtedness under our senior secured credit facility. In the year ended December 31, 2006, we made optional prepayments totaling $455.0 million of outstanding indebtedness under our senior secured credit facility and redeemed $210.0 million aggregate principal amount of our Notes. The decrease in net interest expense in the year ended December 31, 2007 was primarily the result of the above mentioned prepayments of our outstanding debt which reduced the weighted average debt outstanding in the year ended December 31, 2007 by $642.5 million as compared to the prior year. The cumulative reductions in debt were accomplished through the use of cash generated from our free cash flow during the previous five quarters ended December 31, 2007 and proceeds from our IPO.

Accretion on Preferred Stock in Subsidiary

Total accretion on the Preferred Shares for the year ended December 31, 2006 was $26.2 million. The Preferred Shares were redeemed for cash or converted to Class A common shares in conjunction with the IPO in September 2006. There was no accretion on the Preferred Shares in the year ended December 31, 2007 and there will be no future accretion on the Preferred Shares.

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

The valuation allowance for deferred tax assets of $11.8 million and $17.8 million as of December 31, 2007 and 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of FIN48. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that the Company will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheets. We intend to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

Net Income / (Loss)

Due to the factors described above, we reported net income / (loss) of $28.9 million and $(153.5) million in the years ended December 31, 2007 and 2006, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2008, our cash on hand was $35.9 million, as compared to $30.8 million at December 31, 2007. As of December 31, 2008 our debt, net of cash, was $926.7 million and consisted of $582.6 million of borrowings under our senior secured credit facility plus $380.0 million aggregate principal amount of our outstanding Notes, less $35.9 million of cash on hand.

The following table summarizes our net increase / (decrease) in cash and cash equivalents for the periods presented:

(dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007
Net cash provided by operating activities	$313.3	$339.6
Net cash (used in) investing activities	(71.9)	(42.8)
Net cash (used in) financing activities	(236.3)	(350.5)

Net increase / (decrease) in cash and cash equivalents	$5.1	$(53.7)

Our net cash provided by operating activities for the year ended December 31, 2008 decreased $26.3 million compared with the prior year. We reported a net (loss) of $(8.4) million for the year ended December 31, 2008 as compared to net income of $28.9 million for the prior year. The year ended December 31, 2008 included a non-cash impairment of intangible assets of $163.3 million. In addition, during the year ended December 31, 2008, we paid amounts in respect of income taxes totaling $99.5 million as compared $9.6 million in the prior year. During the year ended December 31, 2008, the income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS. We expect future cash income tax payments (excluding payments in respect of FIN48 liabilities) to normalize in 2009. Our liability for unrecognized tax benefits (including interest) under FIN48 which is expected to settle within the next twelve months is $2.4 million. Our liability for unrecognized tax benefits (including interest) under FIN48 which is expected to settle after twelve months is $2.3 million. Also impacting our cash flows from operating activities was a $9.0 million cash payment made in the quarter ended March 31, 2008 relating to the final settlement of the Company’s OVCON 35 litigation which was included in net income in the year ended December 31, 2007.

Our net cash used in investing activities during the year ended December 31, 2008 totaled $71.9 million, consisting of $11.6 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT, $40.0 million to acquire the rights to sell our TACLONEX scalp product, and $20.3 million relating to capital expenditures. The cash flows used in investing activities in the year ended December 31, 2007 consisted of $24.0 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisitions of ESTROSTEP FE and FEMHRT and $18.8 million of capital expenditures. We expect our capital expenditures in 2009 to significantly increase over the 2008 levels due primarily to continued investments in our Fajardo, Puerto Rico manufacturing facility.

Our net cash used in financing activities in the year ended December 31, 2008 was $236.3 million and included scheduled repayments of $7.7 million and optional prepayments of $220.0 million of debt under our senior secured credit facility. During the year ended December 31, 2008, we also purchased and retired $10.0 million of aggregate principal amount of Notes, at a discount, in privately negotiated open market transactions. We currently intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash used in financing activities in the year ended December 31, 2007 was primarily the result of our repayment of $350.5 million of term debt under the senior secured credit facility.

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

The $1,400.0 million single-draw term loan was drawn in a single drawing on January 18, 2005 to (i) finance, in part, the purchase of the shares of the Predecessor, (ii) refinance certain existing debt of the Predecessor and its subsidiaries and (iii) pay the fees and expenses related to the Acquisition and related financings. Amounts borrowed under the single-draw term loan that are repaid or prepaid may not be re-borrowed. In 2006, the $240.0 million delayed-draw facility was utilized to finance the acquisition of the U.S. rights to the prescription pharmaceutical product DOVONEX from Bristol-Myers for $200.0 million and a $40.0 million milestone payment to LEO Pharma following FDA approval of TACLONEX ointment. Loans may be made and letters of credit may be issued under the revolving credit facility any time prior to the final maturity of the revolving credit facility, in specified minimum principal amounts. Amounts repaid under the revolving credit facility may be re-borrowed. As of December 31, 2008, there were no borrowings outstanding under the $150.0 million revolving credit facility. The revolving credit facility matures on January 18, 2011. Based on our leverage ratio, the interest rates under the revolving credit facility are LIBOR plus 1.50% or ABR plus 0.50%.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making aggregate optional prepayments of $220.0 million during the year ended December 31, 2008, scheduled quarterly principal payments under the term loan and delayed-draw term loan facilities were reduced to $6.0 million annually beginning in 2009. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt, other than permitted debt under the senior secured credit facility, and up to 50% (with reductions based on leverage) of excess cash flow (as defined in the senior secured credit facility). Additional optional prepayments may be made at any time without premium or penalty. The interest rates on all term borrowings under the senior secured credit facility are LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (both as defined in the senior secured credit facility) not to exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit the ability of Holdings III and certain of its subsidiaries to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. As of December 31, 2008, Holdings III was in compliance with all covenants under the senior secured credit facility.

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

WCCI has entered into an interest rate swap contract covering a portion of its variable rate debt. The swap fixes the interest rates on the covered portion of WCCI’s variable rate debt. WCCI entered into the interest rate swap specifically to hedge a portion of its exposure to potentially adverse movements in variable interest rates. The swap is accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swap which was in effect as of December 31, 2008 are shown in the following table:

Notional Principal Amount (in millions)	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200.0	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%

8.75% Notes

On January 18, 2005, WCC, our wholly-owned U.S. subsidiary, issued $600.0 million aggregate principal amount of 8.75% Notes due 2015. The Notes are guaranteed on a senior subordinated basis by us, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under our senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium specified in the indenture. On or after February 1, 2010, WCC may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, WCC was permitted, at its option, at any time prior to February 1, 2008 to redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 108.75% of the principal amount. In connection with the IPO, WCC exercised this option and redeemed $210.0 million aggregate principal amount of the Notes on October 31, 2006 for a total price of $228.4 million (108.75% of the principal amount), plus accrued interest. In addition, during the fourth quarter of 2008, WCC purchased and retired $10.0 million aggregate principal amount of the Notes, at a discount, in privately negotiated open market transactions.

If Holdings III or WCC were to undergo a change of control (as defined in the indenture), each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount, plus accrued and unpaid interest. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of December 31, 2008, we were in compliance with all covenants under the indenture.

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

We may, at any time, request the release of our guarantee of the Notes.

Components of Indebtedness

As of December 31, 2008, our outstanding debt included the following (dollars in millions):

	Current Portion as of December 31, 2008	Long-Term Portion as of December 31, 2008	Total Outstanding as of December 31, 2008
Revolving credit loan	$—	$—	$—
Term loans	6.0	576.6	582.6
Notes	—	380.0	380.0

Total	$6.0	$956.6	$962.6

As of December 31, 2008, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2009 through 2013 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2009	$6.0
2010	6.0
2011	4.5
2012	566.1
2013	—
Thereafter	380.0

Total long-term debt	$962.6

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flow from operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under the senior secured credit facility, will be adequate to meet our future liquidity needs throughout 2009. We note that future cash flows from operating activities can be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated open market transactions. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

The carrying amount reported for long-term debt, other than the Notes, is at variable rates and reprices frequently, except for the amounts covered by interest rate swaps (fair value of $(8.5) and $(9.4) million for all swaps as of December 31, 2008 and 2007, respectively). Our Notes are publicly traded securities. The fair value of the Notes, based on available market quotes, was $349.6 million and $401.7 million as of December 31, 2008 and 2007, respectively.

Contractual Commitments

The following table summarizes our financial commitments as of December 31, 2008:

	Cash Payments due by Period
(dollars in millions)	Total	Less than 1 Year	From 1 to 3 Years	From 4 to 5 Years	More than 5 Years
Long-term debt:
Senior secured credit facility	$582.6	$6.0	$10.5	$566.1	$—
Notes	380.0	—	—	—	380.0
Interest payments on long-term debt(1)	282.0	62.0	107.0	71.4	41.6
Supply agreement obligations(2)	72.2	53.0	19.2	—	—
Lease obligations	9.2	3.6	3.6	2.0	—
Other	5.8	5.8	—	—	—

Total Contractual Obligations	$1,331.8	$130.4	$140.3	$639.5	$421.6

(1)	Interest rates reflect borrowing rates for our outstanding long-term debt as of December 31, 2008 (including debt which is subject to our interest rate swap) and the mandatory future reductions of long-term debt. Based on our variable rate debt levels of $382.6 million as of December 31, 2008, after taking into account the impact of our applicable interest rate swap, a 1.0% change in interest rates would impact our annual interest payments by approximately $3.8 million.
(2)	Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include payments related to any of the items mentioned below.

We may owe additional future purchase consideration to Pfizer in connection with our 2003 acquisition of FEMHRT. These payments are contingent on FEMHRT maintaining market exclusivity through the first quarter of 2010. Assuming market exclusivity is maintained during this period, we would pay Pfizer additional amounts of up to $14.5 million in aggregate for FEMHRT in quarterly installments. These payments are expected to be made as follows: $11.6 million in less than one year, and $2.9 million in one to three years.

Our liability for unrecognized tax benefits under FIN48 is not included in the table above. The amounts which are expected to settle within the next twelve months are $2.4 million and amounts expected to be settled after twelve months are $2.3 million, including interest.

In September 2005, we entered into agreements with LEO Pharma under which we acquired the rights to certain products under development. LEO Pharma also granted us a right of first refusal and last offer for U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In September 2007, we made a $10.0 million payment under this agreement as a result of the FDA’s acceptance of LEO Pharma’s NDA submission for a TACLONEX scalp product, which is included in R&D expense in the year ended December 31, 2007. In June 2008, we made a $40.0 million milestone payment under this agreement as a result of the FDA’s approval of the NDA for our TACLONEX scalp product. This $40.0 million payment was recorded as an intangible asset in our consolidated balance sheet. Under the product development agreement, we may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $100.0 million. Further, we agreed to pay a supply fee and royalties to LEO Pharma on the net sales of those products. We may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

In January 2006, we entered into an agreement with LEO Pharma to acquire an option to purchase certain rights with respect to a topical dermatology product in development. We paid $3.0 million (which was included in R&D expense in the year ended December 31, 2006) for the option upon signing and agreed to pay an additional $3.0 million upon completion of developmental milestones. The purchase price for the product remains subject to negotiation by LEO Pharma and us if the option is exercised.

In July 2007, we entered into an agreement with Paratek under which we acquired the rights to certain products under development used to treat acne and rosacea. We paid an upfront fee of $4.0 million, which was included in R&D expense in the year ended December 31, 2007, and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. We may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24.5 million. In addition, we agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In November 2007, we entered into an agreement with NexMed under which we acquired an exclusive license of the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED. NexMed’s NDA for the product was accepted for review by the FDA in November 2007. We paid a license fee of $0.5 million which was recognized in R&D expense in the year ended December 31, 2007. On February 3, 2009, we acquired the U.S. rights to NexMed’s product and the previous license agreement between us and NexMed relating to the product was terminated. Under the terms of the acquisition agreements, we paid NexMed an up-front payment of $2.5 million (which will be included as R&D expense in the first quarter of 2009) and agreed to pay a milestone payment of $2.5 million upon the FDA’s approval of the product NDA. We are currently working to prepare our complete response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

In December 2008, we signed an agreement with Dong-A, to develop and market their orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED in the U.S. We paid $2.0 million in connection with signing the agreement, which was included in R&D expense for the year ending December 31, 2008 and we agreed to pay for all development costs incurred during the term of the agreement. We may make additional payments to Dong-A upon the achievement of various developmental milestones that could aggregate up to $22.0 million. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the product.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

See “Note 2” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

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

As part of our revenue recognition policies, we estimate the items that reduce our gross sales to net sales. We establish accruals for these contra revenues in the same period that we recognize the related sales. Our most significant sales-related deduction is for product returns by our customers.

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

Promotional programs and other trade discounts are estimated on a per product basis based on historical experience in the period in which the corresponding product is sold. The value of the trade discounts is also evaluated based on known trends affecting our products. These sales deductions reduce revenue and are included as a reduction of accounts receivable or as a component of accrued expenses. The movement in our sales-related reserve accounts for the periods presented is as follows:

	Returns	Medicaid	Cash Discounts	Wholesaler Rebates	Coupons	Other	Total
December 31, 2005 Balance	$23.7	$8.6	$1.0	$2.2	$0.7	$1.0	$37.2

Current provision related to sales*	41.3	14.9	16.7	16.2	6.3	8.3	103.7
Current processed returns/rebates	(29.5)	(17.4)	(16.1)	(14.0)	(5.8)	(7.5)	(90.3)

December 31, 2006 Balance	$35.5	$6.1	$1.6	$4.4	$1.2	$1.8	$50.6

Current provision related to sales*	56.4	16.8	19.8	19.8	10.5	15.4	138.7
Current processed returns/rebates	(42.7)	(16.4)	(20.0)	(18.9)	(9.9)	(15.2)	(123.1)

December 31, 2007 Balance	$49.2	$6.5	$1.4	$5.3	$1.8	$2.0	$66.2

Current provision related to sales*	62.7	20.1	21.1	22.0	16.8	29.3	172.0
Current processed returns/rebates	(50.6)	(17.8)	(20.6)	(22.0)	(12.9)	(24.8)	(148.7)

December 31, 2008 Balance	$61.3	$8.8	$1.9	$5.3	$5.7	$6.5	$89.5

*	Adjustments of estimates to actual results were less than 1.0% of net sales for each of the periods presented.

We consider information from external sources in developing our estimates of gross to net sales adjustments. We purchase prescription data for our key products, which we use to estimate the market demand. We have access to the actual levels of inventory held by three of our major customers (which aggregate approximately 86% of our sales for the year ended December 31, 2008). We also informally gather information from other sources to attempt to monitor the movement of our products through the wholesale and retail channels. We combine this external data with our own internal reports to estimate the levels of inventories of our products held in the wholesale and retail channels as this is a significant factor in determining the adequacy of our sales-related reserves. Our estimates are subject to inherent limitations that rely on third-party information, as certain third-party information is provided in the form of estimates, and reflects other limitations including lags between the date which third-party information is generated and the date on which we receive third-party information.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market value and consist of finished goods purchased from third party manufacturers and held for distribution, as well as raw materials, work-in-process and finished goods manufactured by us. We determine cost on a first-in, first-out basis.

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

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets constitute a substantial portion of our total assets. As of December 31, 2008, goodwill represented approximately 48.5% of our total assets and intangible assets represented approximately 38.5% of our total assets. Both our goodwill and intangible assets are associated with our one reporting unit.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. We periodically evaluate goodwill for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Goodwill is tested for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which, for us, is one reporting unit. In order to perform the impairment analysis, management makes key assumptions regarding future cash flows used to measure the fair value of the entity. These assumptions include discount rates, our future earnings and, if needed, the fair value of our assets and liabilities. In estimating the value of our intangible assets, as well as goodwill, management has applied a discount rate of 12.0%, our estimated weighted average cost-of-capital, to the estimated cash flows. Our cash flow model used a 5-year forecast with a terminal value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. Any resulting impairment could affect our financial condition and results of operations. We completed our annual test during the quarter ended December 31, 2008 and no impairment charge resulted.

Definite-Lived Intangible Assets

We assess definite-lived intangible assets for impairment, individually or on a product family basis, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Our analysis includes, but is not limited to, the following key assumptions:

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

When we determine that there is an indicator that the carrying value of definite-lived intangible assets may not be recoverable we test the asset for impairment based on undiscounted future cash flows. We measure impairment, if any, based on estimates of discounted future cash flow. These estimates include the assumptions described above about future conditions within the Company and the industry. The assumptions used in evaluating intangible assets for impairment are subject to change and are tracked against historical results by management. If actual cash flows differ from those projected by management, or if there is a change in any of these key assumptions, additional write-offs may be required. Management does not believe that its key assumptions are reasonably likely to change in the future.

In connection with the annual review of our intangible assets, in the fourth quarter of 2008 we recorded a non-cash impairment expense of $163.3 million relating to our OVCON / FEMCON FE product family as a result of our review of the intangible asset for recoverability. In addition to impairments, as a result of changing assumptions in evaluating intangible assets for impairment, certain unimpaired assets may be subject to a change in amortization recognized in future periods to approximate expected future cash flows. During the third quarter of 2008, we accelerated the amortization on certain unimpaired non-core products based on our review. As a result, the year ended December 31, 2008 included additional amortization expense of $16.0 million.

Indefinite-Lived Intangible Assets

We also have a Warner Chilcott trademark with an indefinite life, which is not amortized. However, the carrying value would be adjusted if it were determined that the fair value has declined. The impairment test is performed on an annual basis, or more frequently if necessary, and utilizes the same key assumptions as those described above for our definite-lived assets. In addition, if future events occur that warrant a change to a definite life, the carrying value would then be amortized prospectively over the estimated remaining useful life. We completed our annual test during the quarter ended December 31, 2008 and no impairment charge resulted.

Income Taxes

We must make certain estimates and judgments in determining our net income for financial statement purposes. This process affects the calculation of certain of our tax liabilities and the determination of the recoverability of certain of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets and liabilities could also be affected by changes in tax laws and rates in the future.

A valuation allowance is established to reduce deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. All available positive and negative evidence is considered in evaluating the ability to recover deferred tax assets, including past operating results, the existence of cumulative losses in recent years and the forecast of future taxable income. Assumptions used to estimate future taxable income include the amount of future state, federal and international pretax operating income and the reversal of temporary differences. These assumptions are consistent with our plans and estimates used to manage our business, however, such assumptions require significant judgment about the forecasts of future taxable income.

Any recorded valuation allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. Income tax expense recorded in the future will be reduced to the extent of decreases in these valuation allowances. The realization of remaining deferred tax assets is principally dependent on future taxable income. Any reduction in future taxable income may require an additional valuation allowance to be recorded against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense and could have a significant impact on future earnings.

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax rules in various jurisdictions. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of FIN48. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. If the estimate of tax liabilities was less than the ultimate assessment, then an additional charge to expense would result. If payment of these amounts is ultimately less than the recorded amounts, then the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary.

Litigation

We are involved in various legal proceedings in the normal course of our business, including product liability and other litigation and contingencies. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. See “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included elsewhere in this Annual Report for a description of our significant current legal proceedings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt. We had no foreign currency option contracts at December 31, 2008.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. We have entered into an interest rate swap contract which fixes the interest rate on a portion of our variable rate debt. We entered into the interest rate swap specifically to hedge a portion of our exposure to potentially adverse movements in variable interest rates. Based on variable rate debt levels of $382.6 million as of December 31, 2008, after taking into account the impact of the applicable interest rate swap, a 1.0% change in interest rates would impact net interest expense by approximately $1.0 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the years ended December 31, 2008, 2007 and 2006.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Stockholders to be held on May 8, 2009.

Item 11. Executive Compensation.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Stockholders to be held on May 8, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2009.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2009.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements listed in the Index to the Consolidated Financial Statements, filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits listed at the end of this Annual Report are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

WARNER CHILCOTT LIMITED

By:	/s/ ROGER M. BOISSONNEAULT
Name:	Roger M. Boissonneault
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ PAUL HERENDEEN
Name:	Paul Herendeen
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2009.

Signature	Title

/S/ ROGER M. BOISSONNEAULT Roger M. Boissonneault	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ PAUL HERENDEEN Paul Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ TODD M. ABBRECHT Todd M. Abbrecht	Director

/S/ JAMES H. BLOEM James H. Bloem	Director

/S/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/S/ JOHN A. KING John A. King	Director

/S/ STEPHEN P. MURRAY Stephen P. Murray	Director

/S/ STEPHEN PAGLIUCA Stephen Pagliuca	Director

/S/ STEVE RATTNER Steve Rattner	Director

Exhibit No.	Description
2.1	Implementation Agreement, dated October 27, 2004, among the Consortium Members (as defined therein), Waren Acquisition Limited and Warner Chilcott PLC and Second Supplemental Agreement thereto, dated November 16, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

3.1	Memorandum of Association of Warner Chilcott Limited (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 15, 2006, Registration No. 333-134893)

3.2	Bye-Laws of Warner Chilcott Limited (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

4.1	Form of Common Stock Certificate (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

4.2	Indenture, dated January 18, 2005, among Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.3	Registration Rights Agreement dated January 18, 2005 among Warner Chilcott Corporation, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Representatives of the Several Purchasers (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.4	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (the “Amended and Restated Shareholders Agreement”) (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.5	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.6	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.7	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.1	Credit Agreement, dated as of January 18, 2005, among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., Credit Suisse First Boston as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc. and Credit Suisse First Boston as Joint Lead Arrangers, Deutsche Bank Securities Inc., Credit Suisse First Boston and J.P. Morgan Securities Inc. as Joint Bookrunners, Deutsche Bank Securities Inc. as Syndication Agent and JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Co-Documentation Agents (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.2	Securities Purchase Agreement, dated January 18, 2005 by and among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Bain Capital Integral Investors II, L.P., BCIP Trust Associates III, and BCIP Trust Associates III-B, DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman II), L.P., J.P. Morgan Partners Global Investors A, L.P., Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee Parallel (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Cayman Fund V, L.P., Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees Securities Company II LLC, Putnam Investments Holdings, LLC, Thomas H. Lee Investors Limited Partnership, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V., AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V., Filbert Investment Pte Ltd and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.3	Purchase and Sale Agreement, dated as of May 3, 2004, among Pfizer Inc., Pfizer Pharmaceuticals LLC, Galen Holdings Public Limited Company and Warner Chilcott Company, Inc. (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.4	Option and License Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.5	Finished Product Supply Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.6	Transaction Agreement by and between Galen Holdings PLC and Warner Chilcott PLC, dated May 4, 2000 (incorporated by reference to Warner Chilcott PLC’s Current Report on Form 8-K filed on May 15, 2000 (File No. 000-29364))

10.7	Estrace Transitional Support and Supply Agreement between Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated by reference to Warner Chilcott PLC’s Current Report on Form 8-K filed on February 29, 2000 (File No. 000-29364) (the “Warner Chilcott PLC February 29, 2000 8-K”))

Exhibit No.	Description
10.8	Ovcon Transitional Support and Supply Agreement between Bristol-Myers Squibb Laboratories Company and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated by reference to Warner Chilcott PLC’s February 29, 2000 8-K)

10.9	License and Distribution Agreement, dated as of December 31, 1997, between F H Faulding & Co Limited, A.C.N. 007 870 984, and Warner Chilcott PLC (incorporated by reference to Warner Chilcott PLC’s report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 000-29364))

10.10	Asset Purchase Agreement between Bristol-Myers Squibb Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated by reference to Galen Holdings PLC’s Form F-1 filed on July 2, 2001 (File No. 333-64324) (the “Galen Holdings July 2, 2001 F-1”))

10.11	Supply Agreement between Bristol-Myers Squibb Laboratories Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated by reference to Galen Holdings July 2, 2001 F-1)

10.12	Assignment, Transfer and Assumption Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated by reference to Galen Holdings PLC’s Annual Report on Form 20-F filed on January 2, 2003 for the year ended September 30, 2002 (File No. 333-12634))

10.13	Manufacturing Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated by reference to Galen Holdings PLC’s Annual Report on Form 20-F filed on December 31, 2003 for the year ended September 30, 2003 (File No. 333-12634) (the “Galen Holdings’ 2002-2003 20-F”))

10.14	Purchase and Sale Agreement (OCS) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated by reference to Galen Holdings’ 2002-2003 20-F)

10.15	Purchase and Sale Agreement (Femhrt) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated by reference to Galen Holdings’ 2002-2003 20-F)

10.16	Transitional Supply Agreement, dated March 27, 2003, between Galen (Chemicals) Limited and Pfizer Inc. (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.17	Co-promotion Agreement, effective May 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.18	Option Agreement, dated as of April 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to the Galen Holdings’ 2002-2003 20-F)

10.19	Development Agreement between LEO Pharma A/S and Galen (Chemicals) Limited, dated April 2, 2003 (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.20	Manufacturing Agreement, dated as of September 24, 1997, by and between Duramed Pharmaceuticals, Inc. and Warner-Lambert Company (assigned to Galen (Chemicals) Limited pursuant to the Purchase and Sale Agreement (Femhrt), among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003) (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.21	Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Amendment No. 1 to the Annual Report on Form 20-F of Galen Holdings PLC, filed on January 5, 2004 for the year ended September 30, 2003 (File No. 333-12634))

Exhibit No.	Description
10.22	Business Purchase Agreement for the Sale and Purchase of the Business and Assets of Ivex Pharmaceuticals Limited, among Ivex Pharmaceuticals Limited, Galen Holdings, PLC, Gambro Northern Ireland Limited and Gambro BCT, Inc, dated April 28, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.23	Purchase and Sale Agreement among Galen Holdings PLC, Nelag Limited, Galen Limited and Galen (Chemicals) Limited, dated April 28, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.24	Purchase and Sale Agreement among Galen Limited, Galen Holdings PLC, Galen (Chemicals) Limited and Nelag Limited, dated April 27, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.25	Third Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Roger M. Boissonneault (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.26	Second Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and W. Carl Reichel (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.27	Second Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Anthony Bruno (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.28	Amended and Restated Severance Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Izumi Hara (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.29	Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Paul Herendeen (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.30	License, Supply and Development Agreement (“DC Agreement”), dated as of September 14, 2005, between Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.31	Addendum I, dated September 14, 2005, to Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.32	Amended and Restated License and Supply Agreement (“Dovonex Agreement”) between Warner Chilcott Company, Inc. and LEO Pharma A/S, dated as of September 14, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.33	Right of First Refusal Agreement between Warner Chilcott Company, Inc. and LEO Pharma A/S, dated as of September 14, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.34	Asset Purchase Agreement between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated as of September 30, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.35	First Amendment to Asset Purchase Agreement, effective as of January 1, 2006, to the Asset Purchase Agreement between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated September 30, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.36	Trademark Assignment, dated as of January 1, 2006, by and among Westwood-Squibb Pharmaceuticals, Inc., Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.37	Amendment, dated as of March 29, 2005, to the Credit Agreement, dated as of January 18, 2005 among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc. and the various lenders party thereto (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.38	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company Inc. and Pfizer Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on August 11, 2006, Commission File No. 333-126660)

10.39	Warner Chilcott Holdings Company, Limited 2005 Equity Incentive Plan, amended and restated as of August 31, 2006 (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

10.40	Amendment No. 2, dated as of April 25, 2006, to the Credit Agreement dated as of January 18, 2005 (as amended by the Amendment dated as of March 29, 2005, the “Credit Agreement”), among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., the Lenders (as defined in the introductory paragraph to the Credit Agreement), and Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent (incorporated herein by reference to the Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on May 12, 2006, Commission File No. 333-126660)

10.41	Waiver, dated September 25, 2006, to Section 3.1, Section 3.3 and Section 3.5(b) of the Option and License Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 and to Section 2.1 of the Finished Product Supply Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

10.42	First Supplemental Indenture, dated October 19, 2006, among Warner Chilcott Corporation, Warner Chilcott Limited, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Current Report on Form 8-K filed by Warner Chilcott Limited, Commission File No. 001-33039)

Exhibit No.	Description
10.43	Amendment No. 3, dated as of January 29, 2007, to the Credit Agreement dated as of January 18, 2005 (as amended by the Amendment dated as of March 29, 2005 and Amendment No. 2 dated as of April 25, 2006, the “Credit Agreement”), among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., the Lenders (as defined in the introductory paragraph to the Credit Agreement), and Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.44	Form of Restricted Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.45	Form of Share Option Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.46	Form of Bonus Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.47	Form of Management Securities Purchase Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.48	Form of Strip Grant Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.49	Form of 2005 Restricted Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Warner Chilcott Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Warner Chilcott Limited and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Florham Park, NJ

February 27, 2009

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

	As of December 31, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$35,906	$30,776
Accounts receivable, net	89,049	65,774
Inventories, net	57,776	54,031
Deferred income taxes	54,285	39,530
Prepaid income taxes	109	—
Prepaid expenses and other current assets	15,419	26,205

Total current assets	252,544	216,316

Other assets:
Property, plant and equipment, net	60,908	57,453
Intangible assets, net	993,798	1,329,427
Goodwill	1,250,324	1,250,324
Other non-current assets	21,351	31,454

Total assets	$2,578,925	$2,884,974

LIABILITIES
Current liabilities:
Accounts payable	$13,957	$17,883
Accrued expenses and other current liabilities	148,844	186,895
Income taxes payable	—	9,467
Current portion of long-term debt	5,977	8,284

Total current liabilities	168,778	222,529

Other liabilities:
Long-term debt, excluding current portion	956,580	1,191,955
Deferred income taxes	86,867	88,289
Other non-current liabilities	16,780	27,781

Total liabilities	1,229,005	1,530,554

Commitments and contingencies (see Note 14)

SHAREHOLDERS’ EQUITY
Class A Common Stock, par value $0.01 per share; 500,000,000 shares authorized; 251,294,256 and 251,073,721 shares issued and 250,781,978 and 250,583,711 shares outstanding	2,508	2,506
Additional paid-in capital	2,055,521	2,047,164
Accumulated deficit	(689,836)	(681,479)
Treasury stock, at cost (512,278 shares and 490,010 shares, respectively)	(6,352)	(6,330)
Accumulated other comprehensive (loss)	(11,921)	(7,441)

Total shareholders’ equity	1,349,920	1,354,420

Total liabilities and shareholders’ equity	$2,578,925	$2,884,974

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

	Year Ended December 31,
	2008	2007		2006
REVENUE:
Net sales	$918,992	$888,192		$751,943
Other revenue	19,133	11,369		2,514

Total revenue	938,125	899,561		754,457
COSTS, EXPENSES AND OTHER:
Cost of sales (excludes amortization and impairment of intangible assets)	198,785	185,990		151,750
Selling, general and administrative	192,650	265,822		253,937
Research and development	49,956	54,510		26,818
Amortization of intangible assets	223,913	228,330		253,425
Impairment of intangible assets	163,316	—		—
Interest (income)	(1,293)	(4,806)		(4,681)
Interest expense	94,409	122,424		211,675
Accretion on preferred stock of subsidiary	—	—		26,190

INCOME / (LOSS) BEFORE TAXES	16,389	47,291		(164,657)
Provision / (benefit) for income taxes	24,746	18,416		(11,147)

NET (LOSS) / INCOME	(8,357)	28,875		(153,510)
Preferential distribution to Class L common shareholders	(a )	(a	)	65,112

Net (loss) / income attributable to Class A common shareholders	$(8,357)	$28,875		$(218,622)

Earnings / (Loss) Per Share:
Class A—Basic	$(0.03)	$0.12		$(1.63)
Class A—Diluted	$(0.03)	$0.12		$(1.63)

Class L—Basic(b)	(a )	(a	)	$6.33
Class L—Diluted(b)	(a )	(a	)	$6.33

(a)	All outstanding Class L common stock of the Company (the “Class L common shares”) was converted into Class A common stock of the Company (the “Class A common shares”) in connection with the Company’s initial public offering (“IPO”) in September 2006.
(b)	Earnings per share (“EPS”) for 2006 is calculated through September 30, 2006 as there were no Class L common shares outstanding during the fourth quarter of 2006.

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(All amounts in thousands except share amounts)

	Number of Class A common shares	Number of Class L common shares	Class A Common Stock	Class L Common Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total
Balance as of December 31, 2005	93,287,355	10,671,502	$933	$107	$883,951	$(556,646)	$4,165	$—	$332,510

Proceeds from IPO	70,600,000	—	706	—	1,004,976	—	—	—	1,005,682
Conversion of Class L common stock	76,549,828	(10,669,441)	765	(107)	(658)	—	—	—	—
Conversion of Preferred Stock in Warner Chilcott Holdings Company II, Limited	9,480,302	—	95	—	134,905	—	—	—	135,000
Net (loss)	—	—	—	—	—	(153,510)	—	—	(153,510)
Stock compensation	1,130,391	—	11	—	17,776	—	—	—	17,787
Other	(83,859)	(2,061)	(4)	—	(73)	—	—	(238)	(315)
Purchase of treasury shares	(406,151)	—	—	—	—	—	—	(6,092)	(6,092)
Other comprehensive (loss)	—	—	—	—	—	—	(2,830)	—	(2,830)

Balance as of December 31, 2006	250,557,866	—	$2,506	$—	$2,040,877	$(710,156)	$1,335	$(6,330)	$1,328,232

Net income	—	—	—	—	—	28,875	—	—	28,875
Stock compensation	17,155	—	—	—	6,115	—	—	—	6,115
Adoption of FIN48		—	—	—	—	(198)	—	—	(198)
Exercise of non-qualified options to purchase Class A Common Shares	8,690	—	—	—	172	—	—	—	172
Other comprehensive (loss)	—	—	—	—	—	—	(8,776)	—	(8,776)

Balance as of December 31, 2007	250,583,711	—	$2,506	$—	$2,047,164	$(681,479)	$(7,441)	$(6,330)	$1,354,420

Net (loss)	—	—	—	—	—	(8,357)	—	—	(8,357)
Stock compensation	191,720	—	2	—	7,925	—	—	—	7,927
Purchase of treasury shares	(22,268)	—	—	—	—	—	—	(22)	(22)
Exercise of non-qualified options to purchase Class A Common Shares	28,815	—	—	—	432	—	—	—	432
Other comprehensive (loss)	—	—	—	—	—	—	(4,480)	—	(4,480)

Balance as of December 31, 2008	250,781,978	—	$2,508	$—	$2,055,521	$(689,836)	$(11,921)	$(6,352)	$1,349,920

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net (Loss) / Income	$(8,357)	$28,875	$(153,510)
Other comprehensive (loss) / income:
Cumulative translation adjustment	(5,362)	524	2,423
Unrealized gain / (loss) on interest rate swaps (net of tax of $365, $(537) and $(107), respectively)	882	(9,300)	(5,253)

Total other comprehensive (loss)	(4,480)	(8,776)	(2,830)

Comprehensive (Loss) / Income	$(12,837)	$20,099	$(156,340)

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(8,357)	$28,875	$(153,510)
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	11,275	10,250	7,177
Amortization of intangible assets	223,913	228,330	253,425
Impairment of intangible assets	163,316	—	—
Provision for inventory obsolescence	14,730	10,948	7,837
Deferred income taxes	(16,307)	(28,706)	(15,966)
Amortization of debt finance costs	9,480	13,813	30,154
Stock compensation expense	7,927	6,115	17,787
Accretion on preferred stock of subsidiary	—	—	26,190
Changes in assets and liabilities:
(Increase) / decrease in accounts receivable, prepaid and other assets	(11,702)	1,852	(22,914)
(Increase) / decrease in inventories	(18,475)	1,397	(42,815)
Increase in accounts payable, accrued expenses and other liabilities	3,279	32,430	7,933
(Decrease) / increase in income taxes and other, net	(65,797)	34,246	7,437

Net cash provided by operating activities	313,282	339,550	122,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(51,600)	(24,000)	(267,336)
Capital expenditures	(20,314)	(18,798)	(15,420)

Net cash (used in) investing activities	(71,914)	(42,798)	(282,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Term borrowings under bank senior secured credit facility	—	—	240,000
Purchase/Redemption of 8.75% senior subordinated notes due 2015 (“Notes”)	(8,887)	—	(210,000)
Term repayments under bank senior secured credit facility	(227,682)	(350,511)	(468,750)
Borrowings under revolving credit facility	—	—	84,600
Repayments under revolving credit facility	—	—	(84,600)
Proceeds from share capital issue, net of expenses	—	—	1,005,682
Retirement of preferred stock in subsidiary	—	—	(327,164)
Purchase of treasury stock	(22)	—	(6,330)
Other	353	71	(455)

Net cash (used in) / provided by financing activities	(236,238)	(350,440)	232,983

Net increase / (decrease) in cash and cash equivalents	5,130	(53,688)	72,962
Cash and cash equivalents, beginning of period	30,776	84,464	11,502

Cash and cash equivalents, end of period	$35,906	$30,776	$84,464

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$87,901	$111,346	$190,038
Income taxes paid, net	$99,466	$9,603	$6,629

SCHEDULE OF NONCASH ACTIVITIES:
Conversion of preferred shares into Class A common shares	$—	$—	$135,000
Increase / (decrease) in goodwill	$—	$8,872	$(19,325)
Increase / (decrease) in fair value of interest rate swaps, net	$882	$(9,300)	$(5,253)

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

1. The Company

Warner Chilcott Limited is a Bermuda company, which together with its wholly-owned subsidiaries (collectively, “Warner Chilcott,” or the “Company”) has operations in Rockaway, New Jersey, Fajardo, Puerto Rico, the Republic of Ireland and Larne, Northern Ireland. These consolidated financial statements include the accounts of Warner Chilcott Limited and all of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s fiscal year ends on December 31. The Company is the direct parent of Warner Chilcott Holdings Company II, Limited (“Holdings II”), which is the direct parent of Warner Chilcott Holdings Company III, Limited (“Holdings III”).

The Company is a specialty pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products currently focused on two therapeutic categories: women’s healthcare and dermatology. The Company’s portfolio of pharmaceutical products is promoted in the United States (“U.S.”) by the Company’s sales and marketing organization. The Company operates two manufacturing facilities in Fajardo, Puerto Rico and Larne, Northern Ireland. The Company also distributes a product in Canada.

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. Any gains / (losses) are included as a component of selling, general and administrative expenses.

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

On the date on which the Company enters into a derivative contract, it designates the derivative as: (i) a hedge of the fair value of a recognized asset or liability (fair value hedge), (ii) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge), (iii) a foreign currency fair value or cash flow hedge (foreign currency hedge) or (iv) a derivative instrument that is not designated for hedge accounting treatment. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations for derivatives that do not qualify for hedge accounting. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged and are recorded in comprehensive income / (loss), if the derivative is designated and qualifies for hedge accounting.

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

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of “other revenue”. Other revenue for the years ended December 31, 2008, 2007 and 2006 was $19,133, $11,369, and $2,514, respectively.

The Company establishes accruals for rebates, coupons, trade discounts, returns, and fee for service arrangements with distributors in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. As of December 31, 2008 and 2007, the amounts related to these provisions included as a reduction of accounts receivable were $12,836 and $8,727, respectively. The amounts included in accrued liabilities were $76,683 and $57,482 (of which $61,282 and $49,196 related to reserves for product returns) as of December 31, 2008 and 2007, respectively.

Advertising and Promotion (“A&P”)

Costs associated with A&P of the Company’s products are expensed as incurred and are included in selling, general and administrative (“SG&A”) expenses. A&P expenses totaled $47,252, $81,002 and $72,009 in the years ended December 31, 2008, 2007 and 2006, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $8,550, $33,900 and $16,616 in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Income Taxes

Income taxes are accounted for under SFAS No. 109 “Accounting for Income Taxes”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Litigation and Contingencies

The Company is subject to litigation and contingencies in the ordinary course of business. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with SFAS No. 5 “Accounting for Contingencies”. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. In addition to case-by-case contingencies, the Company self-insures for certain liabilities not covered under its litigation insurance based on an estimate of potential claims. The Company develops such estimates in conjunction with its insurance providers and outside counsel.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost of goods or market value. Cost is determined based on a first-in, first-out basis and includes transportation and handling costs. In the case of manufactured products, cost includes material, labor and applicable manufacturing overhead. Provisions are made for obsolete, slow moving or defective items, where appropriate.

Product samples are stated at the lower of cost of goods or market cost and are included in prepaid expenses and other current assets.

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

No depreciation is charged on land. The Company utilizes licensed software as part of its operating environment. The costs of licensing and implementing enterprise resource planning software are capitalized up to the point of implementation and then amortized over the estimated useful life of the software in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

The estimated useful lives used by the Company to calculate depreciation are (in years):

Buildings	20
Plant and machinery	10
Computer equipment and software	3 – 5
Furniture and fixtures	10

Intangible Assets and Goodwill

Net assets of companies acquired in purchase transactions are recorded at their fair value on the date of acquisition. As such, the historical cost basis of individual acquired assets and liabilities are adjusted to reflect their fair value on the date of acquisition. Identified intangibles, other than indefinite-lived intangible assets, are amortized on an accelerated or straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows. The majority of the Company’s identifiable intangible assets are owned by its Puerto Rican subsidiary. The Company continually reviews and assesses the long range cash flow forecast for all its products. As a result of changing assumptions in evaluating the recoverability of intangible assets, some assets may be impaired and some assets which are not impaired may be subject to a change in amortization recognized in future periods to better match expected future cash flows.

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses purchased. Goodwill is not amortized and is reviewed for potential impairment on an annual basis, or if events or circumstances indicate, a potential impairment. This analysis is performed at the reporting unit level. The fair value of the Company’s reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill as defined in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) is compared with the carrying amount of that goodwill. An impairment loss would be recorded if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. The Company has one reporting unit and performed its annual impairment test in the fourth quarter of the year ended December 31, 2008, noting no impairment.

Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). An impairment loss would be recognized if the carrying value of an intangible asset were not recoverable. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company’s intangible assets consist of trademarks, patents and other intellectual property and are amortized on either a straight-line or accelerated basis over the individual asset’s estimated useful lives not to exceed 15 years. As of December 31, 2008, the weighted average amortization period of intangible assets was approximately 4.1 years. In addition, the Company has valued a trademark with an indefinite life which is not amortized; however, the carrying value would be adjusted if it were determined that the fair value had declined.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company continuously reviews its products’ remaining useful lives based on each product family’s estimated future cash flows. During the third quarter of 2008, the Company accelerated the amortization on certain unimpaired non-core products based on its review.

In connection with the Company’s annual review of its intangible assets, in the fourth quarter of 2008 the Company recorded a non-cash impairment charge of $163,316 relating to its OVCON / FEMCON FE product family. Based on changes in a number of assumptions, including those relating to the allocation of the Company’s expected future promotional emphasis between LOESTRIN 24 FE, FEMCON FE and other oral contraceptives currently in development and its product viability estimates in light of the future expected entrance of generic competition for FEMCON FE, the projected future revenue and related cash flows for the OVCON / FEMCON FE product family declined compared to previous forecasts. The undiscounted cash flows relating to this product family no longer exceeded the book value of the intangible assets. The Company estimated the fair value of the product family using a discounted cash flow analysis. The fair value was compared to the then current carrying value of the intangible asset for this product family and the difference was recorded as an impairment expense in the quarter ended December 31, 2008 as follows:

	Net Book Value prior to Impairment	Impairment Charge	Ending Net Adjusted Book Value
Product
OVCON / FEMCON FE product family	$268,913	$163,316	$105,597

Deferred Loan Costs

Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the term of the respective financing arrangements using the effective interest method. When long-term debt is paid down in advance, the loan fees associated with the prepaid debt are expensed as a component of interest expense in addition to the normal amortization expense recognized. Interest expense resulting from amortization and write-offs of loan fees amounted to $9,480, $13,813 and $30,154 in the years ended December 31, 2008, 2007 and 2006, respectively. Deferred loan costs were $19,929 and $29,409 as of December 31, 2008 and December 31, 2007, respectively, and are included in other non-current assets in the consolidated balance sheet.

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R “Share-Based Payment” (“SFAS123R”) which requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock grants, be measured at fair value and recognized as compensation expense over the vesting periods.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers should recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The impact of SFAS 141R will not have a material impact on the Company’s consolidated financial position or results of operations.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The impact of FSP 157-2 will not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, results of operations, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FAS142-3”), which is effective January 1, 2009. FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS 142 “Goodwill and Other Intangible Assets”. The adoption of SFAS 142-3 will not have a material impact on the Company’s consolidated financial position or results of operations.

3. Initial Public Offering

In September 2006, the Company sold 70,600,000 shares of its Class A common shares in an IPO. Total proceeds to the Company were $1,059,000 (before deducting underwriting discounts and commissions and offering expenses) which were utilized to redeem a portion of the Company’s then outstanding Notes in October of 2006, reduce debt outstanding under the senior secured credit facility, repurchase preferred stock, pay the termination fee to affiliates of Bain Capital, LLC, DLJ Merchant Banking, J.P. Morgan Partners, LLC and Thomas H. Lee Partners (the “Sponsors”) with respect to the Sponsor advisory and monitoring agreement and for general corporate purposes.

In connection with the IPO, the Company incurred the following pretax expenses during the year ended December 31, 2006:

	Expense Category	Amount
Stock-based equity compensation:
Grant of Class A common shares to certain executives which vested immediately	G & A	$13,390
Acceleration of vesting on previously issued Return on Capital (“ROC”) restricted shares	G & A	1,275
Grants of restricted shares and stock options to certain employees(1)	G & A	1,679
Buyout of Sponsor advisory and monitoring agreement	G & A	27,423
Premium related to redemption of $210,000 of the Notes	Interest expense	18,375
Expense for write-off of deferred loan costs related to reduction of $210,000 of the Notes	Interest expense	7,961
Expense for write-off of deferred loan costs related to reduction of $405,000 of the senior secured credit facility	Interest expense	10,749

Total expenses included in statement of operations for the year ended December 31, 2006		$80,852

(1)	Expense to be incurred over the applicable vesting period.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

4. Earnings Per Share

The Company accounts for EPS in accordance with SFAS No. 128, “Earnings Per Share” and the related guidance, which requires two calculations of EPS to be disclosed: basic EPS and diluted EPS. The Company presents EPS information using the two-class method as the Company’s previously outstanding Class L common shares participated in dividends together with the Class A common shares after the payment of the Class L preference. The Company calculates the dilutive effects on EPS for both classes of shares when applicable. In September 2006, all of the Class L common shares were converted into Class A common shares in connection with the Company’s IPO. The Class L EPS for the year ended December 31, 2006 is only calculated through September 30, 2006 as there were no Class L common shares outstanding in the fourth quarter of 2006.

The numerator in calculating Class L common shares basic and diluted EPS is the Class L preference amount of $65,112 for the year ended December 31, 2006. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights over Class A common shares. The numerator in calculating Class A common shares basic and diluted EPS is an amount equal to consolidated net (loss) / income in the years ended December 31, 2008, 2007 and 2006, increased for the aforementioned Class L preference amount in the year ended December 31, 2006. The denominator in calculating both classes of basic and diluted EPS is the weighted average shares outstanding for each respective class of shares plus the dilutive effect of stock option grants and restricted share grants, when applicable.

The following is the calculation of EPS using the two-class method for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
Net (loss) / income available to common shareholders	$(8,357)		$28,875		$(153,510)

Allocation of net (loss) / income to common shareholders:
Class A	$(8,357)		$28,875		$(218,622)
Class L	(a	)	(a	)	$65,112
Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	249,807,332		248,916,157		133,896,683
Dilutive effect of stock option grants and unvested restricted stock grants	—		1,537,883		—

Diluted number of Class A common and potential Class A common shares outstanding	249,807,332		250,454,040		133,896,683

Weighted average number of common and potential Class L common shares outstanding:
Basic number of Class L common shares outstanding	(a	)	(a	)	10,280,462
Dilutive effect of restricted stock grants	(a	)	(a	)	1,722

Diluted number of Class L common and potential Class L common shares outstanding	(a	)	(a	)	10,282,184

Earnings per common share:
Class A—Basic	$(0.03)		$0.12		$(1.63)
Class A—Diluted	$(0.03)		$0.12		$(1.63)
Class L—Basic	(a	)	(a	)	$6.33
Class L—Diluted	(a	)	(a	)	$6.33
Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase Class A common shares	4,074,236		3,073,607		3,067,582

Unvested restricted Class A common shares stock grants	974,647		137,597		2,047,768

(a)	All outstanding Class L common shares were converted into Class A common shares in connection with the Company’s IPO.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

5. Acquisitions

Product Acquisitions

Year Ended December 31, 2008

In September 2005, the Company entered into agreements with LEO Pharma A/S (“LEO Pharma”) under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for the U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In September 2007, the Company made a $10,000 payment under this agreement as a result of the United States Food and Drug Administration’s (“FDA”) acceptance of LEO Pharma’s New Drug Application (“NDA”) submission for TACLONEX scalp topical suspension (“TACLONEX scalp”), which was included in research and development expense in the year ended December 31, 2007. In June 2008, the Company made a $40,000 milestone payment under this agreement as a result of the FDA’s approval of the NDA for TACLONEX scalp. This $40,000 payment was recorded as an intangible asset as part of the DOVONEX/TACLONEX product family and is being amortized over the product’s useful life.

Year Ended December 31, 2006

DOVONEX

In April 2003, the Company entered into an alliance with LEO Pharma, the developer of DOVONEX and TACLONEX (and owner of the patents covering these products), and Bristol-Myers Squibb Company (“Bristol-Myers”), the then exclusive licensee of DOVONEX in the U.S. The Company acquired Bristol-Myers’ rights to DOVONEX on January 1, 2006 for a purchase price of $205,176, including amounts to acquire Bristol-Myers’ inventories of DOVONEX products on hand at the closing date, plus a 5% royalty on net sales of DOVONEX through December 31, 2007. The Company funded the payment of the purchase price by borrowing $200,000 under the delayed-draw term loan portion of the Company’s senior secured credit facility and funded the remainder using cash on hand. On January 1, 2006, the license and supply agreement with LEO Pharma for DOVONEX became effective and the Company’s co-promotion agreement with Bristol-Myers terminated. Under the LEO Pharma license and supply agreement, the Company pays LEO Pharma a supply fee with respect to each product within the DOVONEX product portfolio equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty with respect to each product within the DOVONEX product portfolio will be reduced to 5% if a generic equivalent of such DOVONEX product is introduced. The purchase price of $205,176 was allocated to the fair value of the assets acquired as follows:

Inventory	$6,640
Intangible assets (DOVONEX/TACLONEX product family)	198,536

$205,176

TACLONEX

TACLONEX ointment is a psoriasis product that combines a corticosteroid (betamethasone dipropionate) and calcipotriene, the active ingredient in DOVONEX cream. Under various agreements with LEO Pharma, the Company paid $2,000 in December 2001, an additional $10,000 in April 2003 and, in February 2006, a final milestone payment of $40,000 following the FDA approval of TACLONEX ointment, to become the exclusive licensee of TACLONEX in the U.S. Under the terms of a license and supply agreement with LEO Pharma, the Company pays a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

10% to 15% of net sales (each as calculated under the terms of the agreement). The Company funded the $40,000 payment to LEO Pharma by borrowing under the delayed-draw term loan portion of the senior secured credit facility. The final $40,000 milestone payment was recorded as an acquired intangible asset (within the DOVONEX / TACLONEX product family) in the Company’s consolidated balance sheet.

Other

The DOVONEX and TACLONEX supply agreements provided that each year the parties will mutually agree to a level of minimum sales of the products for the following year. As of December 31, 2008 no minimum sales levels were established with respect to DOVONEX or TACLONEX for 2009. The product pricing under these supply agreements with LEO Pharma are determined based on a percentage of product net sales (as calculated under the applicable agreements).

6. Derivatives and Fair Value of Financial Instruments

Derivative Financial Instruments

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive income, depending on the timing and designated purpose of the derivative.

The Company entered into an interest rate swap contract covering a portion of its variable rate debt with affiliates of Morgan Stanley. The swap fixes the interest rates on the covered portion of the Company’s variable rate debt, hedging a portion of its exposure to potentially adverse movements in variable interest rates. The swap is accounted for in accordance with SFAS Nos. 133, 138, and 149.

The terms of the swap which was still in effect as of December 31, 2008 is shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%

The interest rate swap effectively converts a portion of the variable rate debt under the Company’s senior secured credit facility to fixed rate debt. In prior years, and throughout the year ended December 31, 2008, the Company hedged a portion of its exposure to interest rate movements through the use of multiple interest rate swaps some of which have since expired. These derivative instruments are designated as cash flow hedges with the related gains / (losses) recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The gains / (losses) were $882, $(9,300) and $(5,253) in the years ended December 31, 2008, 2007 and 2006, respectively.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008, for its financial assets and financial liabilities. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company’s interest rate swaps are the only assets and liabilities carried at fair value and are determined under Level 3 based upon unobservable market inputs, as defined by SFAS 157, provided by an independent third party financial institution. The reconciliation of beginning and ending fair values of these interest rate swaps is as follows:

Value of interest rate swaps as of December 31, 2006	$(95)
Total (losses) included in other comprehensive (loss) for year ended December 31, 2007	(9,300)

Value of interest rate swaps as of December 31, 2007	(9,395)
Total gains included in other comprehensive (loss) for the year ended December 31, 2008	882

Value of interest rate swaps as of December 31, 2008	$(8,513)

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

The carrying amounts reported in the consolidated balance sheets as of December 31, 2008 and December 31, 2007 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s Notes are publicly traded securities. The fair value of the Company’s Notes, based on available market quotes, was $349,600 ($380,000 book value) and $401,700 ($390,000 book value) as of December 31, 2008 and December 31, 2007, respectively.

7. Inventories

Inventories consist of the following:

	As of December 31, 2008	As of December 31, 2007
Finished goods	$45,566	$36,592
Work-in-progress / Bulk	3,859	8,970
Raw materials	8,351	8,469

	$57,776	$54,031

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Amounts above are net of $12,965 and $6,435 related to inventory obsolescence reserves as of December 31, 2008 and December 31, 2007, respectively. Product samples are stated at the lower of cost or market ($3,618 and $4,569 as of December 31, 2008 and December 31, 2007, respectively) and are included in prepaid expenses and other current assets.

8. Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	As of December 31, 2008	As of December 31, 2007
Land and buildings	$22,300	$23,590
Plant and machinery	25,254	23,640
Computer equipment and software	24,815	20,632
Furniture and fixtures	2,443	2,451
Construction in Progress	12,856	7,476

	87,668	77,789
Less accumulated depreciation	26,760	20,336

	$60,908	$57,453

Depreciation expense was $11,275, $10,250 and $7,177 in the years ended December 31, 2008, 2007 and 2006, respectively.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets as of December 31, 2008, consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$295,403	$105,597
ESTROSTEP FE	199,100	170,361	28,739
ESTRACE Cream	411,000	166,547	244,453
FEMHRT product family	304,000	216,026	87,974
FEMRING	29,301	10,083	19,218
ESTRACE Tablets	31,500	8,400	23,100
FEMTRACE	10,695	2,836	7,859
DORYX	331,300	128,614	202,686
DOVONEX / TACLONEX product family	289,536	53,357	236,179
SARAFEM	57,800	57,800	—
DURICEF	29,000	29,000	—
MOISTUREL	10,900	2,907	7,993

Total Definite-lived intangible assets	2,105,132	1,141,334	963,798

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$2,135,132	$1,141,334	$993,798

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Aggregate amortization expense related to intangible assets was $387,229 (including a non-cash impairment charge), $228,330 and $253,425 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company continuously reviews its products’ remaining useful lives based on each product family’s estimated future cash flows. During the third quarter of 2008, the Company accelerated the amortization on certain unimpaired non-core products based on its review. As a result, the year ended December 31, 2008 included additional amortization expense of $16,042 ($0.06 per share, net of tax). In the fourth quarter of 2008, the Company recorded a non-cash impairment charge of $163,316 ($0.64 per share, net of tax) related to the OVCON / FEMCON FE product family (also see Note 2) based on its review.

Estimated amortization expense based on current forecasts for each of the next five years is as follows:

Amortization
2009	$216,374
2010	160,996
2011	130,684
2012	99,110
2013	80,899

10. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2008	As of December 31, 2007
Sales returns reserve	$61,282	$49,196
Payroll, commissions, and employee costs	15,055	14,817
Obligations under product licensing agreements	14,363	12,727
Provision for loss contracts	13,272	10,741
Interest payable	13,934	16,286
Medicaid rebate accrual	8,776	6,535
Deferred income	5,083	6,741
Research and development expense accruals	4,858	4,459
Income tax liabilities(1)	2,450	46,670
Professional fees	2,075	4,241
Litigation settlement reserves	—	9,250
Other	7,696	5,232

Total	$148,844	$186,895

(1)	As of December 31, 2008 and 2007, all income tax liabilities were related to FIN48 reserves. In addition, FIN48 income tax reserves included as a component of other non-current liabilities as of December 31, 2008 and 2007 totaled $2,328 and $9,907, respectively.

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

The $1,400,000 single-draw term loan was drawn in a single drawing on January 18, 2005 to (i) finance, in part, the purchase of Warner Chilcott PLC shares, (ii) refinance certain existing debt of Warner Chilcott PLC and its subsidiaries and (iii) pay the fees and expenses related to the acquisition of Warner Chilcott PLC and related financings. Amounts borrowed under the single-draw term loan that are repaid or prepaid may not be re-borrowed. In 2006, the $240,000 delayed-draw facility was utilized to finance the acquisition of the U.S. rights to the prescription pharmaceutical product DOVONEX from Bristol-Myers for $200,000 and a $40,000 milestone payment to LEO Pharma following FDA approval of TACLONEX ointment. Loans may be made and letters of credit may be issued under the revolving credit facility at any time prior to the final maturity of the revolving credit facility, in specified minimum principal amounts. Amounts repaid under the revolving credit facility may be re-borrowed. As of December 31, 2008, there were no borrowings outstanding under the $150,000 revolving credit facility and the revolving credit facility matures on January 18, 2011. Based on the Company’s leverage ratio, the interest rates under the revolving credit facility are LIBOR plus 1.50% or ABR plus 0.50%.

The term loan and delayed-draw term loan facilities mature on January 18, 2012. As a result of making optional prepayments of $220,000 during the year ended December 31, 2008, scheduled quarterly principal payments under the term loan and delayed-draw term loan facility were reduced to $5,977 annually beginning in 2009. The borrowers under the senior secured credit facility are also required to make mandatory prepayments of term loans in amounts equal to 100% of net asset sale proceeds, 100% of net proceeds from issuance of debt, other than permitted debt under the senior secured credit facility, and up to 50% (with reductions based on leverage) of excess cash flow (as defined in the senior secured credit facility). Additional optional prepayments may be made at any time without premium or penalty. The interest rates on all term borrowings under the senior secured credit facility are LIBOR plus 2.00% or ABR plus 1.00%.

The senior secured credit facility contains a financial covenant that requires that Holdings III’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (both as defined in the senior secured credit facility) not exceed certain levels. The senior secured credit facility also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the senior secured credit facility) and other covenants that, among other things, limit the ability of Holdings III and certain of its subsidiaries to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. As of December 31, 2008, Holdings III was in compliance with all covenants under the senior secured credit facility.

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

WCCI entered into an interest rate swap contract covering a portion of its variable rate debt. For information relating to the interest rate swap covering $200,000 notional principal amount, refer to Note 6.

8.75% Notes

On January 18, 2005, WCC, our wholly-owned U.S. subsidiary, issued $600,000 aggregate principal amount of Notes. The Notes are guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCI (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC, are guaranteed on an unsecured senior subordinated basis by the Guarantors and rank junior to all existing and future senior indebtedness, including indebtedness under our senior secured credit facility.

All or some of the Notes may be redeemed at any time prior to February 1, 2010 at a redemption price equal to par plus a “make-whole” premium specified in the indenture. On or after February 1, 2010, WCC may redeem all or some of the Notes at redemption prices declining from 104.38% of the principal amount to 100.00% on or after February 1, 2013. In addition, WCC was permitted, at its option, at any time prior to February 1, 2008 to redeem up to 35.00% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 108.75% of the principal amount. In connection with the IPO, WCC exercised this option and redeemed $210,000 aggregate principal amount of the Notes on October 31, 2006 for a total price of $228,375 (108.75% of the principal amount), plus accrued interest. In addition, during the fourth quarter of 2008, WCC purchased and retired $10,000 aggregate principal amount of its Notes, at a discount, in privately negotiated open market transactions.

If Holdings III or WCC were to undergo a change of control (as defined in the indenture), each Note holder would have the right to require WCC to repurchase the Notes at a purchase price equal to 101.00% of the principal amount, plus accrued and unpaid interest. The Notes indenture contains restrictive covenants that, among other things, limit the ability of Holdings III and its subsidiaries to incur or guarantee additional debt or redeem or repurchase capital stock and restrict the payment of dividends or distributions on such capital stock. As of December 31, 2008, Holdings III was in compliance with all covenants under the indenture.

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

We may, at any time, request the release of our guarantee of the Notes.

Components of Indebtedness

As of December 31, 2008 and 2007, the Company’s outstanding debt included the following:

	Current Portion as of December 31, 2008	Long-Term Portion as of December 31, 2008	Total Outstanding as of December 31, 2008
Revolving credit loan	$—	$—	$—
Term loans	5,977	576,580	582,557
Notes	—	380,000	380,000

Total	$5,977	$956,580	$962,557

	Current Portion as of December 31, 2007	Long-Term Portion as of December 31, 2007	Total Outstanding as of December 31, 2007
Revolving credit loan	$—	$—	$—
Term loans	8,284	801,955	810,239
Notes	—	390,000	390,000

Total	$8,284	$1,191,955	$1,200,239

As of December 31, 2008, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2009 through 2013 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2009	$5,977
2010	5,977
2011	4,483
2012	566,120
2013	—
Thereafter	380,000

Total long-term debt	$962,557

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

Total stock compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was $7,927, $6,115 and $17,787 (related tax benefits were $2,291, $1,934 and $6,656, respectively), respectively. Stock-based compensation expense recognized for the year ended December 31, 2006 included $13,390 relating to a one-time grant of 892,638 Class A common shares at $15.00 a share to certain members of senior management which immediately vested at the time of the IPO. The stock-based compensation expense for the year ended December 31, 2006 also included a one-time expense of $1,275 for the immediate vesting of ROC shares in connection with the IPO.

Unrecognized future compensation expense was $9,126 as of December 31, 2008 which will be recognized as an expense over a remaining weighted average period of 1.07 years. The Company registered 9,310,358 shares of its Class A common stock for issuance under the 2005 Equity Incentive Plan.

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

In establishing the value of the options on the grant dates during 2006 and 2007, the Company assumed that the Class A common shares, although having limited volatility history, had a similar volatility as a defined group of comparable companies. Beginning with the grant dates in 2008, the Company used its own stock price and its historical volatility from the date of its IPO to estimate the expected volatility at each grant date. The Company assumes that the options will be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2008 Grants	2007 Grants	2006 Grants
Dividend yield	None	None	None
Expected volatility	35.00%	35.00 – 50.00%	50.00%
Risk-free interest rate	2.24 – 3.98%	4.03 – 5.03%	4.63 – 4.76%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 7.35 years.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from December 31, 2005 through December 31, 2008:

(in thousands except per share amounts)	Shares	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2005	4,927	$1.00

Granted shares	1,133	$15.00
Repurchased shares	(479)	12.88
Vested shares	(2,916)	3.33
Forfeited shares	(2)	15.00

Unvested restricted Class A common shares at December 31, 2006	2,663	$2.25

Granted shares	24	$16.82
Vested shares	(1,467)	1.55
Forfeited shares	(7)	15.24

Unvested restricted Class A common shares at December 31, 2007	1,213	$3.30

Granted shares	218	$17.29
Repurchased shares	(22)	1.00
Vested shares	(852)	1.98
Forfeited shares	(27)	15.65

Unvested restricted Class A common shares at December 31, 2008	530	$10.66

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2005 through December 31, 2008:

(in thousands except per share amounts)	Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at December 31, 2005	1,918	$0.01	$22.98

Granted options	1,173	$8.01	$14.99
Forfeited options	(23)	8.02	15.00

Balance at December 31, 2006	3,068	$3.01	$19.99

Granted options	134	$8.77	$16.84
Exercised options	(9)	8.02	15.00
Forfeited options	(119)	8.10	15.14

Balance at December 31, 2007	3,074	$3.05	$20.05

Granted options	1,263	$6.86	$16.84
Exercised options	(29)	8.01	14.97
Forfeited options	(234)	7.41	15.70

Balance at December 31, 2008	4,074	$3.95	$19.34

Vested and exercisable at December 31, 2008	1,919	$2.03	$21.00

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The intrinsic value of options exercisable is calculated as the difference between the closing price of the Company’s common stock and the exercise price of the options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase Class A common shares that are “in-the-money” as of December 31, 2008 was deminimus.

13. Shareholders’ Equity and Preferred Stock in Subsidiary

The Company has one class of common shares, Class A common shares, par value $0.01 per share, with 500,000,000 shares authorized, 251,294,256 shares issued and 250,781,978 shares outstanding as of December 31, 2008. In connection with the IPO in September 2006, 10,669,441 outstanding Class L common shares all of which were held by the Sponsors, certain institutional investors and members of the Company’s management were converted into 76,549,828 Class A common shares pursuant to the Company’s bye-laws. In addition, Holdings II converted $135,000 of Preferred Shares or 118,246 Preferred Shares into 9,480,302 shares of the Company’s Class A common shares and 286,115 Preferred Shares in Holdings II were redeemed for $327,164. As of December 31, 2008, 2007 and 2006, there were no Class L common shares or Preferred Shares outstanding.

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

To complete the acquisition of Warner Chilcott PLC, the Sponsors, certain of their limited partners and certain members of the Company’s management, indirectly funded equity contributions of $1,282,851 to the Company and certain of its subsidiaries. The Company’s initial equity of $880,029 was funded with contributions to purchase Class A and Class L common shares of the Company. The Company’s wholly-owned subsidiary, Holdings II’s, initial equity of $402,822 was funded through issuance of Preferred Shares. In addition, certain members of management were granted Preferred Shares in connection with the Acquisition. Each Preferred Share had a liquidation preference of $1,000 plus a cumulative accretion on the stock at a rate of 8% per annum, compounded quarterly. The Preferred Shares in Holdings II were redeemed for cash or converted into Class A common shares in September 2006.

Accretion on Holdings II’s Preferred Shares was $26,190 for the year ended December 31, 2006 ($57,723 cumulative accretion over the life of the Preferred Shares). These amounts have been expensed in the consolidated statements of operations of the Company. As of December 31, 2008, 2007 and 2006 there were no Preferred Shares outstanding.

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

FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to the two products totaled $11,600, $24,000 and $28,800 in the years ended December 31, 2008, 2007 and 2006, respectively. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year
2009	$11,600
2010	2,900

Total	$14,500

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers which aggregate to $27,050. The Company’s aggregate remaining purchase commitments for the next five years as of December 31, 2008 are approximately:

Year
2009	$7,810
2010	9,620
2011	9,620
2012	—
2013	—

The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $45,161, as well as commitments of $5,821 relating to certain capital expenditures, which are payable within one year.

DOVONEX and TACLONEX Commitments

The Company acquired Bristol-Myers’ rights to DOVONEX and their related inventory on January 1, 2006 for a purchase price of $205,176 plus a 5% royalty on net sales of DOVONEX through December 31, 2007. Under the LEO Pharma license and supply agreement, the Company pays LEO Pharma a supply fee with respect to each product within the DOVONEX product portfolio equal to 20% of net sales and a royalty equal to 10% of net sales (each as calculated under the terms of the agreement). The royalty with respect to each product within the DOVONEX product portfolio will be reduced to 5% if a generic equivalent of such DOVONEX product is introduced. Under the terms of the TACLONEX license and supply agreement, the Company pays LEO Pharma a supply fee for TACLONEX ranging from 20% to 25% of net sales and royalties ranging from 10% to 15% of net sales (each as calculated under the terms of the agreement).

Product Development Agreements with LEO Pharma

In September 2005, the Company entered into agreements with LEO Pharma under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for the U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In September 2007, the Company made a $10,000 payment under this agreement as a result of the FDA acceptance of LEO Pharma’s NDA submission for TACLONEX scalp, which was included in research and development expense in the year ended December 31, 2007. In June 2008, the Company made a $40,000 milestone payment under this agreement as a result of the FDA’s approval of the NDA for TACLONEX scalp. This $40,000 payment was recorded as an intangible asset as part of the DOVONEX/TACLONEX product

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

family and is being amortized over the product’s useful life. Under the product development agreement, the Company may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $100,000. In addition, the Company agreed to pay a supply fee and royalties to LEO Pharma based on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

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

Other Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals, Inc. (“Paratek”) under which the Company acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an upfront fee of $4,000 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. The $4,000 upfront payment was included in R&D expense in the year ended December 31, 2007. The Company may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In November 2007, the Company entered into an agreement with NexMed, Inc. (“NexMed”) to acquire an exclusive license of the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction (“ED”). NexMed’s NDA for the product was accepted for review by the FDA in November 2007. The Company paid a license fee of $500 which was recognized in R&D expense in the year ended December 31, 2007. Also see “Note 25—Subsequent Event”.

In December 2008, the Company signed an agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and market their orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED in the U.S. The Company paid $2,000 in connection with signing the agreement, which was included in R&D expense for the year ended December 31, 2008 and the Company also agreed to pay for all development costs incurred during the term of the agreement. The Company may make additional payments to Dong-A upon the achievement of various developmental milestones that could aggregate up to $22,000. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the product.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

15. Income Taxes

The Company operates in five primary tax jurisdictions: the UK, the U.S., the Republic of Ireland, Bermuda and Puerto Rico. The following table shows the principal reasons for the difference between the effective tax rate and the U.S. statutory income tax rate:

	Year Ended December 31,
	2008	2007	2006
U.S. statutory rate	35.0%	35.0%	35.0%

Income / (loss) before income taxes	$16,389	$47,291	$(164,657)

Income tax provision/(benefit) at U.S. statutory rate	$5,736	$16,552	$(57,630)
Meals and entertainment & other	3,857	4,370	3,144
Foreign withholding taxes	1,778	—	—
Effect of foreign tax rates, net	(44,183)	(4,831)	38,688
Tax rate differential on impairment of intangible assets	53,894	—	—
Tax reserves, including interest	672	4,654	3,719
U.S. state and local taxes	2,987	2,244	2,264
Tax credits	(2,475)	(631)	(1,043)
Valuation allowances	1,480	(3,134)	58
Other differences, net	1,000	(808)	(347)

Provision / (benefit) for income taxes	$24,746	$18,416	$(11,147)

Effective income tax rate	151.0%	38.9%	(6.8)%

The components of income / (loss) before income taxes and the provision / (benefit) for income taxes are presented in the tables below:

	Year Ended December 31,
	2008	2007	2006
Income / (loss) before income taxes:
UK	$(839)	$(2,484)	$(3,658)
Republic of Ireland	5,058	8,316	3,976
U.S.	56,687	30,606	(65,491)
Puerto Rico	(38,791)	21,379	(29,218)
Bermuda & other	(5,726)	(10,526)	(70,266)

Total	16,389	47,291	(164,657)

Provision / (benefit) for current taxes:
UK	232	(53)	(930)
Republic of Ireland	1,281	1,207	(1,060)
U.S. federal tax	38,046	35,844	(2,205)
U.S. state and local taxes	115	8,306	5,923
Puerto Rico	1,379	1,818	3,091

Total	41,053	47,122	4,819

(Benefit) / provision for deferred taxes:
UK	(451)	(1,261)	(549)
Republic of Ireland	(651)	(136)	(244)
U.S. federal tax	(13,309)	(21,547)	(10,145)
U.S. state and local taxes	1,525	(4,854)	(1,670)
Puerto Rico	(3,421)	(908)	(3,358)

Total	(16,307)	(28,706)	(15,966)

Total provision / (benefit) for income taxes	$24,746	$18,416	$(11,147)

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Deferred income tax items arise because of differences in the book and tax treatment of certain assets and liabilities. The items giving rise to deferred tax assets and liabilities are summarized in the following table:

	As of December 31, 2008	As of December 31, 2007
Deferred tax assets:
Loss carryforwards	$11,492	$17,845
Accrued expenses	34,136	26,541
Inventory	18,367	8,428
Uncertain tax positions	1,019	7,334
State income taxes	1,201	883
Stock-based compensation	3,842	1,902
Deferred interest	—	7,925
Property, plant and equipment allowances	1,545	627
Other	1,921	3,287

Gross deferred tax assets	73,523	74,772

Deferred tax liabilities:
Intangible assets	(95,879)	(111,772)
Other	(333)	—

Gross deferred tax liabilities	(96,212)	(111,772)

Valuation allowance	(9,893)	(11,759)

Net deferred tax liabilities	$(32,582)	$(48,759)

At December 31, 2008 and 2007, the Company had cumulative gross net operating loss carryforwards (excluding state and local amounts) of $31,227 and $42,419, respectively, of which $30,896 and $42,061 relate to losses in the UK that have an unlimited carryover, and $331 and $357 related to other foreign jurisdictions. For U.S. state and local tax purposes, the Company has cumulative gross net operating loss carryforwards of approximately $125,118 and $220,893 for 2008 and 2007, respectively, which expire between 2013 and 2014. The Company also has tax credits of $1,902 in Puerto Rico with an indefinite life.

Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred asset related to substantially all of the UK and other foreign jurisdictions’ cumulative gross net operating loss carryforwards, and certain other deferred assets, will not be realized. Accordingly, the Company recorded valuation allowances for 2008 and 2007 of $30,050 and $41,981 related to the UK cumulative gross net operating losses and other foreign deferred tax assets (excluding tax credits), respectively. In addition, the Company recorded a net valuation allowance of $1,482 related to Puerto Rico tax credits for the year ended December 31, 2008.

The Company intends to continue to reinvest accumulated earnings of its subsidiaries for the foreseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

Currently, the Internal Revenue Service (“IRS”) is auditing the Company’s U.S. tax returns for the years ended December 31, 2005 and 2006. The year ended December 31, 2007 is open for U.S. audit, but is not currently under audit. The year ended December 31, 2004 is currently under audit in Puerto Rico and the years ended December 31, 2005, 2006 and 2007 are open for audit. In addition, certain state and other foreign jurisdictions for various periods are under audit.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company adopted the provisions of FIN48 on January 1, 2007. As of December 31, 2008 and December 31, 2007, the Company’s liability for unrecognized tax benefits was $3,527 and $46,803, respectively, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $3,527 and $16,366 as of December 31, 2008 and December 31, 2007, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance at January 1, 2008	$46,803	$40,172
Additions based on tax positions related to current year	618	1,396
Additions for tax positions of prior years	191	5,235
Settlements with taxing authorities	(44,085)	—
Lapses of applicable statutes of limitations	—	—

Balance at December 31, 2008	$3,527	$46,803

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations, financial position and cash flows.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision / (benefit) for income taxes. During the years ended December 31, 2008 and 2007, the Company recognized approximately $1,175 and $6,042 in interest and penalties, respectively. The Company had approximately $1,242 and $9,774 for the payment of interest and penalties accrued at December 31, 2008, and 2007, respectively.

In February 2008, the Company’s U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which the Company’s U.S. entities are compensated for services provided on behalf of its non-U.S. entities. The APA provides the Company with greater certainty with respect to the mix of pretax income in the various tax jurisdictions in which the Company operates.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

16. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following is selected statement of operations information for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Revenue by country of origin:
U.S	$908,707	$865,450	$731,716
All other countries	29,418	34,111	22,741

Total revenue	$938,125	$899,561	$754,457

Revenue breakdown by product:
Net sales:
LOESTRIN 24 FE	$197,172	$148,892	$44,156
FEMCON FE	45,831	32,380	7,527
ESTROSTEP FE*	20,816	70,170	103,007
OVCON 35/50*	12,885	15,473	73,842
ESTRACE Cream	83,820	73,105	65,766
FEMHRT	61,549	63,685	58,736
FEMRING	14,183	15,457	11,289
DORYX	158,944	115,772	102,432
TACLONEX	153,316	127,155	60,119
DOVONEX*	123,338	145,311	146,948
SARAFEM	16,932	37,690	37,936
Other products	11,543	17,443	19,356
Contract manufacturing product sales	18,663	25,659	20,829

Total net sales	918,992	888,192	751,943

Other revenue:
Royalty revenue	19,133	11,369	2,514

Total revenue	$938,125	$899,561	$754,457

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

The following is selected balance sheet information as of December 31, 2008 and 2007:

	As of December 31, 2008	As of December 31, 2007
Property, plant and equipment, net:
U.S.	$16,599	$13,994
Puerto Rico	34,921	27,232
UK/Republic of Ireland	9,388	16,227

Total	$60,908	$57,453

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

17. Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the next five years and thereafter as of December 31, 2008 are:

2009	$3,618
2010	1,905
2011	1,787
2012	1,666
2013	301
Thereafter	—

Total	$9,277

Lease and rental expenses totaled $7,250, $7,793 and $6,273 in the years ended December 31, 2008, 2007 and 2006, respectively.

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

The following discussion is limited to the Company’s material on-going legal proceedings:

Hormone Therapy Product Liability Litigation

Approximately 699 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered to, the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. Under the purchase and sale agreement pursuant to which the Company acquired FEMHRT from Pfizer Inc. (“Pfizer”) in 2003, the Company agreed to assume product liability exposure with respect to claims made against Pfizer after March 5, 2003 and tendered to the Company relating to FEMHRT products. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 699 suits that were filed against, or tendered to, the Company, 445 have been dismissed and 88 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 15 cases to plaintiffs’ counsel.

The Company currently maintains product liability insurance coverage for claims between $25 million and $75 million, above which the Company is self-insured. The Company’s insurance may not apply to damages or defense costs related to the above mentioned claims, including any claim arising out of HT products with labeling that does not conform completely to FDA hormone replacement therapy communications to manufacturers of HT products. Labeling changes for ESTRACE Tablets that conform to such communications are currently pending before the FDA. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to us relating to these proceedings is not possible at this time.

Patent Matters

As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd. (“Mayne”) submitted to the FDA for listing in the FDA’s Orange Book U.S. Patent No. 6,958,161 (the “161 patent”) covering the Company’s DORYX product, and potential generic competitors that had filed an Abbreviated New Drug Application (“ANDA”) prior to the listing of the 161 patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In December 2008 and January 2009, the Company and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan Pharmaceuticals Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets. Those notice letters contend that the 161 patent is invalid, unenforceable or not infringed.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

In December 2008 and January 2009, the Company and Mayne filed lawsuits against each of the potential generic competitors in the United States District Court for the District of New Jersey, charging them with infringement of the 161 patent. While the Company and Mayne intend to vigorously defend the 161 patent and pursue their legal rights, the Company can offer no assurance that the Company’s lawsuits will result in a 30-month stay of FDA approval with respect to the above mentioned ANDAs or that a generic equivalent will not be approved and enter the market prior to the expiration of the 161 patent in 2022. No trial date has been set.

In June 2006, the Company received notice of a Paragraph IV certification from Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, “Watson”) regarding the Company’s U.S. Patent No. 5,552,394 (the “394 Patent”) which covers LOESTRIN 24 FE. The Paragraph IV certification letter set forth allegations of non-infringement and invalidity of the 394 Patent. On July 28, 2006, the Company filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey for infringement of the 394 Patent. The Company sought a ruling that Watson’s ANDA and proposed ANDA product infringed the 394 Patent, and that Watson’s ANDA should not be approved before the expiration of the 394 Patent. The Company’s lawsuit resulted in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson’s notice to allow the court to resolve the suit. In January 2009, the Company and Watson settled the litigation. Under the settlement and license agreement, Watson will be permitted to commence marketing its generic equivalent product under a non-exclusive license to the U.S. patent covering LOESTRIN 24 FE on the earlier of January 22, 2014 or the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. On January 22, 2009, the court dismissed the case without prejudice to formally conclude the litigation.

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

On September 21, 2006, LEO Pharma informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO Pharma’s U.S. Patent No. 6,753,013 (the “013 Patent”) in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. The 013 Patent covers TACLONEX products and certain of LEO Pharma’s products in development. The Company markets and sells TACLONEX products in the United States under a license agreement with LEO Pharma and has license rights to the products in development. LEO Pharma filed a response with the USPTO on November 13, 2006. In September 2007, LEO Pharma received a non-final Action Closing Prosecution from the USPTO, pursuant to which the patent examiner allowed the specific formulation claim for TACLONEX ointment but rejected the remaining pending claims in the reexamination of the 013 Patent. In July 2008, LEO Pharma received a Right of Appeal Notice from the USPTO reaffirming the patent examiner’s position as set forth in the non-final Action Closing Prosecution. In December 2008, the USPTO determined that the Right of Appeal Notice had been prematurely issued and granted LEO Pharma’s petition to reopen prosecution of the reexamination proceeding. LEO Pharma intends to vigorously defend the 013 Patent. While the Company can offer no assurance as to the ultimate outcome of the reexamination proceeding, including any related appeals, the Company continues to believe that LEO Pharma will succeed in maintaining the important elements of the patent protection for the TACLONEX products, particularly based on the timing, extent and quality of the development work conducted by LEO Pharma with vitamin D analogues in combination with corticosteroids. If the claims of the 013 Patent are substantially narrowed, TACLONEX could face direct or indirect competition prior to the expiration of the 013 Patent in 2020.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

In August 2007, the Company received notice of a Paragraph IV certification from Barr Pharmaceuticals, Inc. (together, with its subsidiaries, “Barr”), which was subsequently acquired by Teva Pharmaceutical Industries, Ltd. (together, with its subsidiaries, “Teva”), regarding the Company’s U.S. Patent No. 6,667,050 (the “050 Patent”) which covers FEMCON FE. The Paragraph IV certification letter advised the Company of the filing of an ANDA with the FDA by Barr requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On September 24, 2007, the Company’s subsidiary, WCCI, filed a lawsuit against Barr in the U.S. District Court for the District of New Jersey (the “N.J. District Court”) for infringement of the 050 Patent (the “Teva Action”). The Company’s lawsuit resulted in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Barr’s notice to allow the N.J. District Court to resolve the suit. In its answer, Barr contended that the 050 Patent was invalid and unenforceable and asserted that it did not infringe the 050 Patent. In August 2007, the Company also received a notice of a Paragraph IV certification from Watson Laboratories, Inc. (“Watson Lab”) regarding the Company’s 050 Patent. The Paragraph IV certification letter advised the Company of the filing of Watson Lab’s ANDA with the FDA requesting approval to manufacture and sell a generic version of FEMCON FE prior to the expiration in 2019 of the 050 Patent. On October 1, 2007, the Company’s subsidiary, WCCI, filed a lawsuit against Watson Lab in the N.J. District Court charging Watson Lab with infringing the 050 Patent (the “Watson Lab Action”). The Company’s lawsuit resulted in a stay of FDA approval of the ANDA for up to 30 months from the Company’s receipt of Watson Lab’s notice to allow the N.J. District Court to resolve the suit. In its answer, Watson Lab, similarly contended that the 050 Patent was invalid and unenforceable and asserted that it did not infringe the 050 Patent. On February 14, 2008, the N.J. District Court held a scheduling conference with respect to the Teva Action and Watson Lab Action and consolidated the two actions for all purposes. In December 2008, the Company and Barr (now Teva) settled their litigation related to FEMCON FE. Under the terms of the settlement and license agreement, Teva will be permitted to launch a generic version of FEMCON FE under a non-exclusive license to the U.S. patent covering FEMCON FE as early as July 1, 2012, or earlier in certain circumstances. In addition, Teva will pay the Company a royalty on net sales of Teva’s generic product. On January 5, 2009, the Teva Action was dismissed without prejudice, which formally concluded the litigation in the N.J. District Court. In January 2009, the Company and Watson Labs settled their litigation related to FEMCON FE. Under the settlement and license agreement, Watson Labs will be permitted to commence marketing its generic equivalent product under a non-exclusive license to the U.S. patent covering FEMCON FE on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. On January 14, 2009, the Watson Lab Action was dismissed without prejudice, which formally concluded the litigation in the N.J. District Court.

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

On April 25, 2008, the Company reached an agreement in principle to settle the class action lawsuit. The terms of the settlement, which have been submitted to the District Court for approval at a fairness hearing scheduled for April 30, 2009, include a cash payment of $16,500, which was made to the plaintiffs in 2008. The majority of the settlement was funded by insurance proceeds and did not have a material adverse impact on the Company’s financial position, results of operations or cash flows. If approved, the settlement will resolve all claims asserted against the Company and the other defendants in this case.

19. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company distributes its pharmaceutical products through wholesalers and distributors, and directly to certain national retail drug and grocery store chains. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s net sales and/or 10% of the Company’s gross accounts receivable. As of December 31, 2008 and 2007, gross accounts receivable from Cardinal Health, Inc. totaled $39,036 and $26,113, respectively. Gross accounts receivable from McKesson Corporation as of December 31, 2008 and 2007 totaled $34,083 and $24,283, respectively. As of December 31, 2008 and 2007, gross accounts receivable from AmerisourceBergen Corporation totaled $13,805 and $8,042, respectively.

In June 2007, CVS Caremark Corporation, a national retail drug store chain that previously accounted for over 10% of the Company’s net sales and accounts receivable, began purchasing through one of the Company’s existing wholesale customers. As a result of this change, the Company’s customer concentration increased as the number of its direct customers was reduced from four to three. The following table shows significant customer sales as a percentage of total revenues:

	Year Ended December 31,
	2008	2007	2006
Cardinal Health, Inc.	40%	36%	30%
McKesson Corporation	36%	35%	36%
AmerisourceBergen Corporation	10%	10%	11%
CVS Caremark Corporation	0%	4%	10%

The following table shows revenue generated from products provided by significant suppliers as a percentage of total revenues. In the event that a supplier suffers an event that causes it to be unable to manufacture the Company’s product requirements for a sustained period, the resulting shortages of inventory could have a material adverse effect on the business of the Company.

	Year Ended December 31,
	2008	2007	2006
LEO Pharma	29%	30%	27%
Mayne Pharma International Pty. Ltd. (a subsidiary of Hospira, Inc.)	17%	13%	14%
Teva (formerly Barr)	9%	10%	19%

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Net sales of the following products accounted for more than 10% of total revenue:

	Year Ended December 31,
	2008	2007	2006
LOESTRIN 24 FE	21%	17%	6%
DORYX	17%	13%	14%
TACLONEX	16%	14%	8%
DOVONEX	13%	16%	19%
ESTROSTEP FE	2%	8%	14%
OVCON	1%	2%	10%

The Company has $35,476 of its cash on hand as of December 31, 2008 with two financial institutions.

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

The Company’s total contributions to all plans were $2,840, $2,869 and $2,514 in the years ended December 31, 2008, 2007 and 2006, respectively.

21. Related Parties

The Company paid its Sponsors a fixed advisory and monitoring fee of $5,000 per year. In connection with the IPO, the Company terminated this agreement. During the year ended December 31, 2006, the Company paid $3,750 in annual management fees and a buyout fee of $27,423 upon termination. These amounts are included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2006.

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

22. Guarantor and Non-Guarantor Condensed Consolidated Financial Information

The following financial information is presented to segregate the financial results of the Company, WCC (the issuer of the Notes), the guarantor subsidiaries for the Notes and the non-guarantor subsidiaries for the Notes. The guarantors jointly and severally, and fully and unconditionally, guarantee WCC’s obligation under the Notes.

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

The Company, Holdings III and Warner Chilcott Intermediate (Luxembourg) S.a.r.l. (the direct parent of WCC) are guarantors of the Notes. In addition, WCCI and Warner Chilcott (US), LLC (together, the “Subsidiary Guarantors”) are guarantors of the Notes. Holdings II is the direct parent of Holdings III and is not a guarantor for the Notes. Holdings II is a wholly-owned subsidiary of the Company and its only non-current asset is the capital stock of Holdings III. Certain non-guarantor subsidiaries are in the process of dissolution and are expected to be formally dissolved during the first half of 2009. All assets, rights and liabilities of each entity have been transferred to, and assumed by, WCCI as of December 31, 2008.

The following financial information presents the condensed consolidating balance sheets as of December 31, 2008 and December 31, 2007, and the related statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006.

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$428	$7	$63	$202	$452	$29,367	$5,387	$—	$35,906
Accounts receivable, net	3	—	—	—	4	88,845	197	—	89,049
Intercompany	—	—	6,570	4,095	—	54,492	—	(65,157)	—
Inventories	—	—	—	—	—	55,868	1,908	—	57,776
Prepaid expenses & other current assets	260	—	—	—	—	66,146	3,407	—	69,813

Total Current Assets	691	7	6,633	4,297	456	294,718	10,899	(65,157)	252,544

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	51,520	9,388	—	60,908
Intangible assets, net	—	—	—	—	—	974,576	19,222	—	993,798
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	12,073	9,278	—	—	21,351
Investments in subsidiaries	1,357,585	1,357,618	1,350,847	812,433	1,557,362	—	—	(6,435,845)	—

Total Assets	$1,358,276	$1,357,625	$1,357,480	$816,730	$1,569,891	$2,580,416	$39,509	$(6,501,002)	$2,578,925

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$12,922	$1,035	$—	$13,957
Intercompany	8,136	46	—	—	5,560	21,609	29,806	(65,157)	—
Accrued expenses & other current liabilities	220	—	—	8	13,869	133,586	1,161	—	148,844
Current portion of long-term debt	—	—	—	—	1,606	4,371	—	—	5,977

Total Current Liabilities	8,356	46	—	8	21,035	172,488	32,002	(65,157)	168,778

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	533,705	422,875	—	—	956,580
Other non-current liabilities	—	—	—	—	—	98,650	4,997	—	103,647

Total Liabilities	8,356	46	—	8	554,740	694,013	36,999	(65,157)	1,229,005

Shareholders’ Equity	1,349,920	1,357,579	1,357,480	816,722	1,015,151	1,886,403	2,510	(6,435,845)	1,349,920

Total Liabilities and Shareholders’ Equity	$1,358,276	$1,357,625	$1,357,480	$816,730	$1,569,891	$2,580,416	$39,509	$(6,501,002)	$2,578,925

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the year ended December 31, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$938,125	$16,429	$(16,429)	$938,125
Costs, expenses and other:
Cost of sales (excluding amortization and impairment of intangible assets)	—	—	—	—	—	211,534	3,680	(16,429)	198,785
Selling, general & administrative	5,746	37	38	(1)	232	184,461	2,142	(5)	192,650
Research and development	—	—	—	(4)	—	48,446	1,514	—	49,956
Amortization of intangible assets	—	—	—	—	—	219,689	4,224	—	223,913
Impairment of intangible assets	—	—	—	—	—	163,316	—	—	163,316
Intercompany dividends (received)	—	—	(28,118)	—	(202,719)	—	—	230,837	—
Interest (income)	(31)	—	(53)	(1)	(35)	(1,073)	(100)	—	(1,293)
Interest expense	—	—	—	—	49,600	44,059	750	—	94,409

(Loss) / income before income taxes	(5,715)	(37)	28,133	6	152,922	67,693	4,219	(230,832)	16,389
Income tax (benefit) / provision	—	—	—	—	(19,242)	43,760	228	—	24,746
Equity (losses) / earnings of subsidiaries	(2,642)	(2,605)	(30,738)	228,878	56,714	—	—	(249,607)	—

Net (loss) / income	$(8,357)	$(2,642)	$(2,605)	$228,884	$228,878	$23,933	$3,991	$(480,439)	$(8,357)

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net cash (used in) / provided by operating activities	$(1,187)	$(8)	$(930)	$(376)	$60,284	$255,683	$(184)	$—	$313,282

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(51,600)	—	—	(51,600)
Capital expenditures	—	—	—	—	—	(19,302)	(1,012)	—	(20,314)

Net cash (used in) investing activities	—	—	—	—	—	(70,902)	(1,012)	—	(71,914)

Cash flows from financing activities:
Repayments of bank senior secured credit facility	—	—	—	—	(52,053)	(175,629)	—	—	(227,682)
Purchase of Notes	—	—	—	—	(8,887)	—	—	—	(8,887)
Other	410	—	—	—	—	(79)	—	—	331

Net cash provided by / (used in) financing activities	410	—	—	—	(60,940)	(175,708)	—	—	(236,238)

Net (decrease) / increase in cash and cash equivalents	$(777)	$(8)	$(930)	$(376)	$(656)	$9,073	$(1,196)	$—	$5,130

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

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2006

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non-Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations / Adjustments	Total
Cash flows from operating activities:
Net cash (used in) / provided by operating activities	$(336)	$—	$(28,642)	$(3,987)	$(87,798)	$241,338	$2,160	$—	$122,735

Cash flows from investing activities:
Purchase of intangible assets	—	—	—	—	—	(267,336)	—	—	(267,336)
Capital expenditures	—	—	—	—	—	(13,581)	(1,839)	—	(15,420)
Investments in subsidiaries	(989,161)	(661,948)	(468,944)	(441,195)	—	—	—	2,561,248	—

Net cash (used in) / provided by investing activities	(989,161)	(661,948)	(468,944)	(441,195)	—	(280,917)	(1,839)	2,561,248	(282,756)

Cash flows from financing activities:
Borrowings under the senior secured credit facility	—	—	—	—	—	240,000	—	—	240,000
Repayments of the senior secured credit facility	—	—	(162,770)	—	(142,842)	(163,138)	—	—	(468,750)
Redemption of Notes	—	—	—	—	(210,000)	—	—	—	(210,000)
Borrowings under revolving credit facility	—	—	—	—	20,000	64,600	—	—	84,600
Repayments under revolving credit facility	—	—	—	—	(20,000)	(64,600)	—	—	(84,600)
Proceeds from share capital issue, net of expenses	1,005,682	989,161	661,948	445,795	441,195	23,149	—	(2,561,248)	1,005,682
Retirement of preferred stock in subsidiary	—	(327,164)	—	—	—	—	—	—	(327,164)
Purchase of treasury stock	(6,092)	—	—	—	—	(238)	—	—	(6,330)
Other	—	—	—	—	—	(455)	—	—	(455)

Net cash provided by / (used in) financing activities	999,590	661,997	499,178	445,795	88,353	99,318	—	(2,561,248)	232,983

Net increase in cash and cash equivalents	$10,093	$49	$1,592	$613	$555	$59,739	$321	$—	$72,962

WARNER CHILCOTT LIMITED

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

23. Valuation and Qualifying Accounts

A summary of the valuation and qualifying accounts is as follows:

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs & other	Balance at End of Period
Revenue Reserves(a)
Year Ended December 31, 2008	$66,209	$172,038	$148,728	$89,519
Year Ended December 31, 2007	50,561	138,688	123,040	66,209
Year Ended December 31, 2006	37,193	103,726	90,358	50,561

Deferred income tax valuation allowances:
Year Ended December 31, 2008	$11,759	$1,480	$3,346	$9,893
Year Ended December 31, 2007	17,802	490	6,533	11,759
Year Ended December 31, 2006	12,116	5,686	—	17,802

(a)	See “Note 2-Revenue Recognition” for additional description of revenue reserve categories.

24. Quarterly Data (unaudited)

A summary of the quarterly results of operations is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2008
Total Revenues	$229,483	$234,216	$231,939	$242,487
Cost of Sales (excluding amortization and impairment)	47,770	51,012	46,810	53,193
Amortization (including impairment) of intangible assets	52,613	53,137	59,080	222,399
Net Income / (Loss)	33,658	33,568	40,089	(115,672)

Earnings (loss) per Share:
Class A—Basic	$0.13	$0.13	$0.16	$(0.46)
Class A—Diluted	0.13	0.13	0.16	(0.46)

Year Ended December 31, 2007
Total Revenues	$218,421	$226,973	$226,464	$227,703
Cost of Sales (excluding amortization)	50,597	46,296	45,490	43,607
Amortization of intangible assets	57,553	57,554	57,054	56,169
Net (Loss) / Income	(4,502)	7,897	5,793	19,687

Earnings (loss) per Share:
Class A—Basic	$(0.02)	$0.03	$0.02	$0.08
Class A—Diluted	(0.02)	0.03	0.02	0.08

25. Subsequent Event

On February 3, 2009, the Company acquired the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED and the previous license agreement between the Company and NexMed relating to the product was terminated. Under the terms of the acquisition agreements, the Company paid NexMed an up-front payment of $2,500 (which will be included as R&D expense in the first quarter of 2009) and agreed to pay a milestone payment of $2,500 to NexMed upon the FDA’s approval of the product NDA. The Company is currently working to prepare its complete response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.