Form 10-K/A
period 2008-12-31
Warner Chilcott Ltd
filed 2009-04-17
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2009, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 251,310,705.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009 (the “Original Filing”), of Warner Chilcott Limited (the “Company”) is being filed for the purpose of including Items 10, 11, 12, 13 and 14 (the “Part III. Information”) that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”). This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s 2008 fiscal year. The Company expects to file its definitive proxy statement in May 2009. The listing of the definitive proxy statement on the cover page of this Amendment as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Form 10-K/A under Item 15. No other information in the Original Filing, other than the filing of related certifications to the Part III Information, is amended hereby. Except for the foregoing, this Amendment speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the Original Filing.

i

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Members of the Board of Directors

The following table sets forth the names, ages and positions of our directors as of March 31, 2009. Their respective backgrounds are described following the table:

Name	Age	Position with Company
Roger M. Boissonneault	60	Chief Executive Officer, President and Director
Todd M. Abbrecht(2)(3)	40	Director
James H. Bloem(1)	58	Director
David F. Burgstahler(1)(2)(3)	40	Director
John P. Connaughton(2)(3)	43	Director
John A. King, Ph.D(1).	59	Director
Stephen P. Murray(2)(3)	46	Director
Stephen G. Pagliuca	54	Director
Steven C. Rattner	49	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Messrs. Connaughton, Murray and Rattner were each reelected on May 24, 2007. Mr. Burgstahler was elected on October 26, 2004. Mr. Abbrecht was elected on November 8, 2004. Mr. King was elected on June 20, 2005. Mr. Pagliuca was elected on August 11, 2005, and Mr. Boissonneault was elected as a director on January 5, 2005. Mr. Bloem was appointed as a director by the Board of Directors on December 8, 2006, following the resignation of Mr. George Taylor on the same date. The Board of Directors is currently considering the appointment of a new director to the Board of Directors in place of Mr. Andress, to serve until the 2009 Annual Meeting.

Roger M. Boissonneault, Chief Executive Officer, President and Director, was appointed Chief Executive Officer, President and Director of the Company as of January 5, 2005. Mr. Boissonneault was appointed Chief Executive Officer and Director for Warner Chilcott PLC (which was the “Predecessor”) in September 2000. From 1996 until its acquisition by the Predecessor in September 2000, he served as President and Chief Operating Officer of the entity acquired by the Predecessor (which was also known as Warner Chilcott PLC), serving as a director from 1998 through 2000. From 1976 to 1996 Mr. Boissonneault served in various capacities with Warner-Lambert (now a part of Pfizer), including Vice President, Female Healthcare, Director of Corporate Strategic Planning, and Director of Obstetrics/Gynecology Marketing.

Todd M. Abbrecht, Director, is a Managing Director with Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners in 1992, Mr. Abbrecht was in the Mergers and Acquisitions department of Credit Suisse First Boston. Mr. Abbrecht serves on the board of Simmons Company, Michael Foods, Inc., Dunkin’ Brands, Inc., and ARAMARK Holdings Corporation.

James H. Bloem, Director, is a Senior Vice President and Chief Financial Officer of Humana Inc., a position he has held since 2001. Humana is one of the nation’s largest health benefit companies with over 11 million medical members. In addition, from 1996 to 2000, he served as a member of the Board of Directors of one of our predecessor companies. Mr. Bloem also currently serves on the boards of ResCare, Inc. and Rotech Healthcare, Inc.

David F. Burgstahler, Director, is a Partner and Head of Healthcare at Avista Capital Partners, a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of Credit Suisse. Mr. Burgstahler joined Credit Suisse in 2000 when it merged with Donaldson, Lufkin & Jenrette. Mr. Burgstahler joined Donaldson, Lufkin & Jenrette in 1995. Mr. Burgstahler also serves on the board of Visant Corporation, WideOpenWest Holdings, Inc. BioReliance Corporation, Navilyst Medical, Inc., Lantheus Medical Imaging and ConvaTec.

John P. Connaughton, Director, has been a Managing Director of Bain Capital Partners, LLC since 1997 and member of the firm since 1989. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc. where he worked in the healthcare, consumer products and business services industries. Mr. Connaughton currently serves as a director of Hospital Corporation of America, Clear Channel, AMC Theatres, M|C Communications (PriMed), SunGard Data Systems, Warner Music Group, CRC Health Group, Quintiles Transnational and The Boston Celtics. He also serves as a member of the Berklee College of Music Board of Trustees and the University of Virginia McIntire Foundation Board of Trustees.

John A. King, Ph.D., who became a Director of Warner Chilcott Limited in June 2005, is a private investor. Dr. King served in positions of increasing responsibility with the Predecessor for 26 years, most recently as Executive Chairman, a position he held from 2000 until January 5, 2005.

Stephen P. Murray, Director, is the President and Chief Executive Officer of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 when the buyout/growth equity professionals of JPMP separated from JPMorgan Chase & Co. to form an independent private equity platform. Mr. Murray focuses on investments in consumer and retail services, financial services, and healthcare infrastructure. Prior to joining JPMP in 1989, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Currently, he serves on the board of directors of AMC Entertainment, ARAMARK Corporation, Cabela’s, CareMore Medical Enterprises, Generac Power Systems, Jetro Holdings, Legacy Hospital Partners (Holdings), LLC, Noble Environmental Power, Quiznos Subs and Strongwood Insurance.

Stephen G. Pagliuca, Director, is a Managing Director at Bain Capital Partners, LLC. Mr. Pagliuca is also a Managing Partner and an Owner of the Boston Celtics Basketball franchise. Mr. Pagliuca joined Bain & Company in 1982 and founded the Information Partners private equity fund for Bain Capital in 1989. Mr. Pagliuca has also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. Currently, he serves on the board of directors of Burger King Holdings Inc., Gartner Group, Quintiles Transnational, M|C Communications and Hospital Corporation of America.

Steven C. Rattner, Director, is a former Managing Director and Head of DLJ Merchant Banking Partners (“DLJMB”). Mr. Rattner joined Donaldson Lufkin & Jenrette’s Investment Banking Division in 1985 and DLJMB in 2001. Prior to leaving the firm in 2008, he served as Co-Chair of the MBP IV Investment Committee. Prior to joining DLJMB, Mr. Rattner was one of the founding members of Donaldson Lufkin & Jenrette’s leveraged finance business, where he was Head of Sales and Trading and Head of Capital Markets. Upon the merger of Credit Suisse First Boston and Donaldson Lufkin & Jenrette, he became the Head of European Leveraged Finance, responsible for all underwriting and client coverage involving high yield and syndicated loan products. Mr. Rattner served as a director of DLJ Merchant Banking, Inc., DLJ Merchant Banking II, Inc., DLJ Merchant Banking III, Inc. and DLJ MB Advisors, Inc.

Executive Officers

The executive officers of Warner Chilcott Limited, their positions and their ages as of March 31, 2008, are as listed.

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

W. Carl Reichel, President, Pharmaceuticals, and head of our U.S. sales and marketing operations, joined the Predecessor as President, Pharmaceuticals in October 2000 after nearly 20 years of experience at Parke-Davis, a division of Warner-Lambert (now a part of Pfizer), where he, together with Mr. Boissonneault, were pioneers in the pharmaceutical marketing methods currently employed by us. Most recently, he held the position of President, U.K./British Isles at Warner-Lambert.

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

Audit Committee

Our Board of Directors has established an Audit Committee that convenes at least four times a year, currently comprised of Messrs. Bloem, Burgstahler and King, each of whom is a director of our Company. Each member of the Audit Committee is independent under Rule 10A-3 of the Securities and Exchange Act of 1934, as amended, and the applicable rules of NASDAQ.

The Board of Directors also has determined that Mr. Bloem, the chairman of the Audit Committee, is an Audit Committee “financial expert” within the meaning stipulated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers, and beneficial owners of more than 10% of the Company’s common shares (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common shares of the Company. Such Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of such filings received by it with respect to the year ended December 31, 2008, the Company believes that all required persons complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics as its “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act of 1933”), and the Securities Exchange Act of 1934, which applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the “Investor Relations” and “Corporate Governance” section of the Company’s website, www.wcrx.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, from the Company upon a request directed to Warner Chilcott Limited, c/o Warner Chilcott Corporation, 100 Enterprise Drive, Rockaway, New Jersey 07866, Attention: Investor Relations. The Company will promptly disclose any substantive changes in or waivers, along with reasons for the waivers, of the Code of Business Conduct and Ethics by posting such information on its website at www.wcrx.com under “Investor Relations” and “Corporate Governance.”

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

In the following pages, we discuss how our Chief Executive Officer, Roger Boissonneault, Chief Financial Officer, Paul Herendeen, and our three other most highly compensated officers, Carl Reichel, Anthony Bruno and Izumi Hara, were compensated with respect to performance in 2008 and describe how this compensation fits within our executive compensation philosophy. We also describe certain compensation matters with respect to 2009. For purposes of this Amendment, we refer to Messrs. Boissonneault, Bruno, Herendeen and Reichel collectively as the “Key Executive Officers” and the Key Executive Officers, together with Ms. Hara, as the “Named Executive Officers.”

In January 2005, affiliates of Bain Capital Investors, LLC, DLJ Merchant Banking III, Inc., J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P., who we refer to collectively as the “Sponsors,” together with certain institutional investors and certain members of management acquired 100% of the share capital of the Predecessor. We refer to this transaction as the “Acquisition.” As a result of the Acquisition, the Company became a privately held company. In September 2006, the Company completed its initial public offering (“IPO”) with the sale of 70,600,000 shares of Class A common shares. Prior to the IPO, the Sponsors collectively owned 87% of the Company’s outstanding Class A common shares. As of March 16, 2009, the Sponsors collectively owned approximately 61% of the Company’s outstanding Class A common shares. As more fully described below, both the Acquisition and the IPO affected the Company’s compensation program.

Compensation Program and Philosophy

The Company’s compensation program seeks to promote the creation of long-term shareholder value and attract and retain employees by providing a competitive compensation package through a combination of base salary, annual incentive cash bonus, long-term equity incentives and other benefits.

The evaluation of the Company’s senior executives is performed on a basis consistent with that used to evaluate the Company’s other employees (excepting only the Chief Executive Officer and its sales forces). The Compensation Committee makes compensation decisions after reviewing the performance of the Company and carefully evaluating each senior executive’s performance during the year as measured by the Chief Executive Officer against stated goals, core competencies and feedback from colleagues (the “Performance Review Process”). The potential ratings that may be assigned to each senior executive based on their performance in the prior year range from “unacceptable” to “far exceeds expectations” (the “Performance Rating”). These Performance Ratings were used to determine merit-based salary increases, annual cash bonuses and long-term equity incentive compensation, if any, within pre-established ranges approved by the Compensation Committee. The Chief Executive Officer’s 2008 performance was evaluated by the Compensation Committee against achievement of corporate goals and objectives (“CEO Review”).

The allocation of the components of compensation awarded to the Company’s senior executives is not pre-determined based on a percentage of total compensation, nor is such compensation determined based solely on a review of market compensation. Instead the Compensation Committee has adopted a flexible approach to compensation that is consistent with its stated compensation philosophy and that allows the Company to respond to the evolving business environment.

Oversight of the Compensation Program

The Compensation Committee is responsible for establishing, implementing and overseeing the Company’s compensation programs. As part of that responsibility, the Compensation Committee reviews the Company’s compensation and benefits policies; evaluates the performance of the Chief Executive Officer; approves the compensation levels for the Company’s senior executives; and reviews and makes recommendations to the Board of Directors with respect to the Company’s employee benefits plans, equity-based compensation plans and other incentive arrangements.

Role of the Compensation Committee, Executive Officers and Compensation Consultants in Compensation Decisions

The Compensation Committee makes compensation decisions following the completion of (i) in the case of Messrs. Bruno, Herendeen and Reichel and Ms. Hara, the annual Performance Review Process and (ii) in the case of Mr. Boissonneault, the CEO Review.

It is the philosophy of the Compensation Committee that, in order to promote long-term shareholder value, meaningful and challenging goals and objectives should be established for the Company’s Named Executive Officers. In accordance with this philosophy, each year the Compensation Committee reviews and establishes annual goals and objectives relevant to the compensation of the Chief Executive Officer. In addition, the Chief Executive Officer establishes annual performance objectives for each of Messrs. Bruno, Herendeen and Reichel and Ms. Hara and presents these to the Compensation Committee. At the end of each year, each Named Executive Officer’s performance is evaluated during the annual Performance Review Process or CEO Review, as applicable. Compensation recommendations for the Named Executive Officers (other than the Chief Executive Officer) within ranges established by the Compensation Committee are made by the Chief Executive Officer based upon the Performance Ratings assigned to such officers. The Compensation Committee may exercise its discretion to modify any compensation recommended by the Chief Executive Officer.

The Chief Executive Officer’s recommendations to the Compensation Committee and the Compensation Committee’s determinations of the Chief Executive Officer’s and the other Named Executive Officers’ compensation are based on each Named Executive Officer’s performance against stated goals and objectives, which may include a number of specific factors such as:

•	key financial measurements, such as revenue growth for specific products, operating profit, operating margins, and cash flow from operating activities;

•	strategic objectives, such as product in-licensing, acquisitions and partnership opportunities within our franchises or in market segments similar to our current therapeutic markets;

•	promoting commercial excellence by developing new products or improving proprietary products, being a leading market player and increasing new and total prescriptions;

•	achieving specific operational goals for the Company or particular business function led by a senior executive, including improved productivity, simplification and risk management;

•	achieving excellence in their organizational structure and among their employees; and

•	supporting the Company’s values by promoting a culture of integrity through compliance with law and our ethics policies.

In connection with the IPO, the Company retained the Hay Group, an independent global management consulting firm, to review the Company’s compensation programs for senior executives, to perform a market analysis with respect to 2006 compensation levels, the mix of cash and non-cash incentives, and the design of long-term equity incentives awarded to senior executives and to make recommendations for the Company’s compensation programs. The market analysis and recommendations of the Hay Group that were presented to the Compensation Committee in 2006 included senior executive officer compensation market survey data for purposes of reviewing 2006 market practices. While the Compensation Committee does not target compensation at any specified level, the recommendations of the Hay Group were among several factors considered in establishing the Company’s senior executive officer compensation programs at the time of the IPO.

The Compensation Committee may engage or seek the advice of compensation consultants from time to time as the need arises. In the second quarter of 2008, the Company engaged the Hay Group to produce a market review of executive compensation and make recommendations with respect to the Company’s annual long-term equity incentive program beginning in January 2009, including with respect to annual equity grant targets, performance multipliers and the allocation between share and option awards.

Elements of Compensation

The Compensation Committee believes that the Company’s executive compensation practices must promote the creation of long-term shareholder value, reward performance and assist the Company in the retention of key employees. Based on these objectives, the Company employs both equity-based compensation mechanisms in the form of restricted Class A common shares and option grants, and cash-based mechanisms, in the form of base salaries and incentive-based cash bonuses. In determining the appropriate mix of cash and equity compensation for the Named Executive Officers, the Compensation Committee considers a number of factors, including: the past performance and contribution of the Named Executive Officers, the desired future performance focus, the dilutive effects of equity-based compensation, and the retentive value of cash- versus equity-based compensation. In light of the significant equity compensation provided to the Key Executive Officers in connection with the Acquisition in January 2005 and the Company’s IPO in September 2006, the Key Executive Officers were not eligible for annual equity incentive awards under the Company’s 2005 Equity Incentive Plan, as amended on August 6, 2006 (the “Amended Plan”), until January 2009, and Ms. Hara was not eligible for annual equity incentive awards until January 2008.

Consistent with the emphasis on direct compensation over indirect compensation, in 2008 the Company did not provide the Named Executive Officers with any perquisites or benefits not generally available to all employees of the Company, except for company cars provided to the Key Executive Officers.

The Company has employment agreements with the Key Executive Officers, and a severance agreement with Ms. Hara. These arrangements, which were entered into in connection with the Acquisition, as well as the other key elements of and factors considered in determining 2008 compensation, are discussed below.

Base Salary

The employment agreements with the Key Executive Officers specify minimum base salaries ($800,000 for Mr. Boissonneault; $375,000 for Messrs. Herendeen and Bruno; and $391,000 for Mr. Reichel). The terms of Ms. Hara’s severance agreement do not provide for a minimum salary.

The Compensation Committee annually establishes principles for determining merit increases in base salary. Compensation decisions are made after the annual Performance Review Process or CEO Review, as applicable, for the Named Executive Officer is completed. The Performance Review Process yields a Performance Rating for each Named Executive Officer (other than Mr. Boissonneault). These Performance Ratings are used to determine merit-based salary increases within pre-established ranges. With respect to 2008 performance, the potential 2009 merit base salary increases for the Named Executive Officers (other than Mr. Boissonneault) ranged from zero to 6% of 2008 base salary, based on the Performance Rating. For the 2009 base salaries, the Compensation Committee approved an average base salary increase of 4.0% (the equivalent of a Performance Rating of “meets expectations high”) for the Named Executive Officers (other than Mr. Boissonneault). Mr. Boissonneault, whose base salary merit increase is set by the Compensation Committee, was not awarded an increase for 2009, as the Compensation Committee determined that Mr. Boissonneault’s current base salary was appropriate in light of the Hay Group market review of executive compensation, the 6.7% increase in base salary that Mr. Boissonneault received in the prior year based on 2007 performance, Mr. Boissonneault’s 2008 performance against corporate goals and objectives, and the Compensation Committee’s determination to pay Mr. Boissonneault in 2009 an incentive cash bonus based on 2008 performance equal to 104% of his 2008 base salary.

The base salaries paid to the Named Executive Officers in 2008 are shown in the “Salary” column of the Summary Compensation Table.

Incentive Cash Bonuses

Annual incentive cash bonuses are a core component of the Company’s compensation program. Under the terms of the employment agreements, each Key Executive Officer has a minimum target annual incentive cash bonus expressed as a percentage of base salary (85% for Mr. Boissonneault and 50% for Messrs. Herendeen,

Reichel and Bruno.) Ms. Hara is eligible to receive a target annual incentive cash bonus of 30% of her base salary, pursuant to targets approved by the Compensation Committee. In addition, the Compensation Committee annually establishes principles for determining performance-dependent multipliers to be applied to annual incentive cash bonus targets for the Named Executive Officers, except Mr. Boissonneault whose maximum opportunity under his employment agreement is 100% of his base salary. With respect to 2008 performance, those multipliers ranged from zero to 150% of such executive officer’s target bonus based on his or her overall Performance Rating. With respect to 2008 performance, a Named Executive Officer (other than Mr. Boissonneault) that received a Performance Rating of “meets expectations” was awarded an incentive cash bonus in an amount equal to between 90% and 110% of such officer’s target bonus. With respect to 2008, the incentive cash bonus opportunities available to Named Executives under their respective employment agreements or the targets approved by the Compensation Committee, as applicable, and the incentive cash bonuses paid to the Named Executive Officers, expressed as a percentage of such officer’s 2008 base salary, were as follows:

	% of 2008 Base Salary
Named Executive Officer	Threshold	Target Bonus	Maximum Bonus	Bonus Paid
Roger M. Boissonneault	0%	85%	100%	104%
Paul Herendeen	0%	50%	75%	59%
W. Carl Reichel	0%	50%	75%	59%
Anthony D. Bruno	0%	50%	75%	59%
Izumi Hara	0%	30%	45%	35%

Each year, the Compensation Committee evaluates the performance of the Chief Executive Officer, reviews the Performance Ratings and recommendations of the Chief Executive Officer with regards to the other Named Executive Officers, and determines, at its discretion, the compensation of each of the Named Executive Officers. As discussed earlier, Mr. Boissonneault was not awarded a salary increase in 2009 but was paid in 2009 an incentive cash bonus, with respect to his 2008 performance, equal to 104% of his base salary. The incentive cash bonuses paid to the Named Executive Officers in 2009 with respect to 2008 performance are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Equity Incentives

Equity incentive awards are granted to the Company’s Named Executive Officers under the Amended Plan. The Amended Plan provides that awards may be granted to participants in, among others, the following forms, subject to such terms, conditions and provisions as the Compensation Committee may determine: (i) options, (ii) stock appreciation rights, (iii) share awards, (iv) share units and (v) dividend equivalent rights.

Equity Grant Practices

The Compensation Committee believes that the use of equity incentives as a significant part of total compensation promotes the creation of long-term shareholder value, supports the Company’s compensation philosophy of rewarding performance and increases retention. In connection with the IPO, the Compensation Committee approved an annual long-term equity incentive program (the “Annual Equity Award Program”). Under the Annual Equity Award Program, the Compensation Committee acts each year to review and approve grants of restricted Class A common shares and/or stock options to purchase Class A common shares to full-time employees. Based in part upon recommendations of the Hay Group, in January of 2009, Mr. Boissonneault’s annual target equity grant was increased to 400% of his 2009 base salary and the annual target equity grant for each of Messrs. Herendeen, Reichel and Bruno was increased to 250% of their combined average 2009 base salaries. Ms. Hara’s annual target equity grant remained at 100% of the average 2009 base salary of all the Senior Vice Presidents of the Company.

In addition, the Compensation Committee annually reviews and establishes performance-based multipliers to be applied to the annual target equity grant for the Named Executive Officers, other than Mr. Boissonneault. Based upon current multipliers, the actual equity incentive award that will be granted to each Named Executive Officer (other than Mr. Boissonneault) may range from zero to 150% of such Named Executive Officer’s target equity grant based on the employee’s Performance Rating. Mr. Boissonneault’s multiplier, if any, is determined by the Compensation Committee in each year based on his CEO Review. Based upon 2008 performance, in January 2009 each of Messrs. Boissonneault, Bruno, Herendeen and Reichel received an equity incentive award equal to their respective annual target equity grant, and Ms. Hara received an equity incentive award equal to 105% of her annual target equity grant.

The equity incentive awards made to the Named Executive Officers may consist of restricted Class A common shares, options to purchase Class A common shares or a combination of both. Once the Compensation Committee establishes the dollar value of an officer’s award and the allocation between restricted Class A common shares and options to purchase Class A common shares, the Company uses the closing stock price of the Class A common shares on the NASDAQ Global Market on the grant date and the Black-Scholes value of the option to determine how many restricted Class A common shares and options, respectively, to grant. The exercise price of each option awarded is equal to the closing price of the Class A common shares on the date of grant. Newly hired or promoted senior executives, if any, who are eligible to receive equity awards are granted their award on the last business day of the quarter in which they are hired or promoted.

2008 Equity Incentive Awards with respect to 2007 Performance

As discussed earlier, the Key Executive Officers were not eligible to receive equity incentive awards under the Amended Plan until January 2009. In January 2008, Ms. Hara was granted 11,650 restricted Class A common shares and 15,290 options to purchase Class A common shares based on her 2007 performance. On the date of the grant, the fair value of the award was approximately $316,000. Ms. Hara received 65% of the value of the award in restricted Class A common shares and 35% of the value of the award in options to purchase Class A common shares. Each of the awards granted to Ms. Hara in January 2008 vests ratably over four years.

2009 Equity Incentive Awards with respect to 2008 Performance

In January 2009, Mr. Boissonneault was granted 144,470 restricted Class A common shares and 380,960 options to purchase Class A common shares based on his 2008 performance. On the date of the grant, the aggregate fair value of the award was approximately $3,840,000. Messrs. Herendeen, Reichel and Bruno were each granted 42,450 restricted Class A common shares and 111,920 options to purchase Class A common shares based on their respective 2008 performance. On the date of the grant, the aggregate fair value of each such award was approximately $1,128,000. Ms. Hara was granted 12,410 restricted Class A common shares and 32,710 options to purchase Class A common shares based on her 2008 performance. On the date of the grant, the aggregate fair value of the award was approximately $330,000.

Each of the Named Executive Officers received 50% of the value of their awards in restricted Class A common shares and 50% of the value of their awards in options to purchase Class A common shares. Each of the awards granted to the Named Executive Officers in January 2009 vests ratably over four years. The equity awards granted to the Named Executive Officers in January 2009 are not reflected in the tables following this discussion as such tables address only equity compensation awards granted during 2008.

Acquisition and IPO Equity Compensation Awards

As a result of the Acquisition in January 2005 and the Company’s IPO in September 2006, the Named Executive Officers acquired significant equity interests in the Company. The following paragraphs summarize the material grants to, and equity purchased by, the Company’s Named Executive Officers prior to 2007 and may be helpful in understanding the Company’s compensation practices.

Purchased Shares

In connection with the Acquisition, the Named Executive Officers and certain other senior executives were required to use a portion of the proceeds each senior executive received from the purchase of the shares he or she held in the Predecessor to purchase Class A common shares and Class L common shares (the “Class L common shares”) of the Company, and purchase Preferred Shares of Warner Chilcott Holdings Company II, Limited (the “Preferred Shares”), in the same proportion and at the same prices paid by the Sponsors and certain institutional investors. Mr. Herendeen was given the opportunity to purchase the same mix of shares in the same proportion and at the same prices upon his employment subsequent to the completion of the Acquisition in 2005. In connection with the IPO, the Class L common shares of the Company and a portion of the Preferred Shares were converted into Class A common shares pursuant to the Company’s Bye-laws. All of the remaining Preferred Shares were redeemed for cash.

The following table shows the number of shares purchased by the Named Executive Officers in connection with the Acquisition on an “as converted” basis:

Named Executive Officer	Class A Common Shares
Roger M. Boissonneault	433,943
Paul Herendeen	67,701
W. Carl Reichel	100,087
Anthony D. Bruno	26,675
Izumi Hara	41,993

2005 Equity Awards

Strip share grants. In connection with the Acquisition, each of the Named Executive Officers (except Mr. Herendeen) and certain other senior executives were granted awards consisting of restricted Class A common shares, Class L common shares, and Preferred Shares (collectively, the “Strip Grant Shares”). The fair market value on the date of grant of each (i) Class A common share was $1.00; (ii) Class L common share was $74.52; and (iii) Preferred Share was $1,000.00. The Strip Grant Shares were awarded in the same proportion and at the same prices paid by the Sponsors and certain institutional investors. The Strip Grant Shares vested in accordance with their terms on January 18, 2006. In connection with the IPO, the Class L common shares and a portion of the Preferred Shares were converted into Class A common shares pursuant to the Company’s Bye-laws. All of the remaining Preferred Shares were redeemed for cash.

The following table shows the number of Strip Grant Shares granted to the Named Executive Officers in connection with the Acquisition on an “as converted” basis:

Named Executive Officer	Class A Common Shares
Roger M. Boissonneault	263,258
Paul Herendeen	—
W. Carl Reichel	117,808
Anthony D. Bruno	117,808
Izumi Hara	25,707

Option grants

In connection with the Acquisition, each of the Key Executive Officers was awarded options to purchase 479,430 Class A common shares at an exercise price of $22.98. As described under “IPO Awards,” Ms. Hara received a separate option grant in connection with the IPO. The options vest ratably over a four-year period and have a ten-year term.

Restricted share grants

In connection with the Acquisition, each of the Named Executive Officers and certain other senior executives were granted restricted Class A common shares (the “Restricted A Shares”) subject to three different types of vesting as follows:

•	Time Vesting Shares: One-third of the Restricted A Shares granted to the Named Executive Officers, which we refer to as the “Time Vesting Shares,” vest in four equal installments. The Time Vesting

Shares granted to Messrs. Boissonneault, Bruno and Reichel and Ms. Hara vest on each of the first four anniversaries of January 18, 2005. The Time Vesting Shares granted to Mr. Herendeen vest on each of the first four anniversaries of April 1, 2005.

•

Performance Based Shares: One-third of the Restricted A Shares granted to the Named Executive Officers, which we refer to as the “Performance Based Shares,” vest in four equal installments upon the satisfaction of specified annual operating profit targets based on the consolidated EBITDA (as defined in the award agreements) of the Company and its subsidiaries (the “Performance Based Shares”). Pursuant to the terms of the share award agreements, on February 28, 2008, the Board of Directors approved the vesting of 25% of the Performance Based Shares, despite the fact that the Company’s consolidated EBITDA (as defined in the share award agreements) for the fiscal year ending December 31, 2007 did not meet the vesting requirement set forth in the share award agreements owing to the impact of certain one-time non-recurring charges. In this case, the Board of Directors determined, based upon (i) the performance of the Company and the Named Executive Officers since the Acquisition and (ii) the fact that it was the incurrence by the Company of certain one-time non-recurring charges that resulted in the Company not meeting the vesting requirement, that it was appropriate to vest the 25% portion of the Performance Share grant.

•

Return on Capital Shares: One-third of the Restricted A Shares granted to the Named Executive Officers, which we refer to as the “Return on Capital Shares,” vested at the time of the IPO. The Return on Capital Shares were originally scheduled to vest in three equal installments based on the occurrence of certain performance conditions, which would be met if the Sponsors achieved specified investment returns. Prior to the IPO, the Compensation Committee determined that the long-term focus of the Company and its senior executives should be to increase shareholder value for all investors, including the new public shareholders, and that it was probable that all of the performance conditions required for the full vesting of the Return on Capital Shares would be satisfied within seven years of the grant date. Based on these considerations, on August 18, 2006, the Compensation Committee amended the terms of the Return on Capital Shares to provide for the full vesting of such shares at the time of the IPO.

The total number of Restricted A Shares granted to the Named Executive Officers were as follows: for Mr. Boissonneault, 1,534,177; for Messrs. Herendeen, Reichel, and Bruno, 686,544; and for Ms. Hara, 149,822.

IPO Awards

In connection with the IPO in 2006, the Compensation Committee approved the grant of options to purchase Class A common shares or a combination of restricted Class A common shares and options to all full-time employees (except the Key Executive Officers), covering, in the aggregate, 1,401,804 Class A common shares. The value of Class A common shares subject to each award was calculated as a percentage of the average annual base salary for all employees within the award recipient’s salary band. IPO grants were based on 125% of the annual long-term equity incentive compensation award targets approved by the Compensation Committee, to reflect the 15-month period prior to the next annual grant in 2008. These awards were subject to adjustment based on the recipient’s Performance Rating. The awards vest ratably over four years. Ms. Hara received options to purchase 16,500 Class A common shares at an exercise price of $15.00 per share and 15,300 restricted Class A common shares.

In addition to the 2006 IPO option grants, the Compensation Committee also approved grants in an aggregate amount equal to 892,638 Class A common shares to the Key Executive Officers. Mr. Boissonneault received 357,057 unrestricted Class A common shares and each of Messrs. Bruno, Reichel and Herendeen received 178,527 unrestricted Class A common shares. The Company repurchased a portion of these shares in order to satisfy each individual’s resulting tax liability.

Other Benefits

401(k) Savings Plan

All employees, including the Named Executive Officers, are eligible to participate in the Company’s tax-qualified 401(k) Savings Plan. In accordance with the terms of the Company’s 401(k) Savings Plan and subject to certain limitations imposed by the Internal Revenue Service (“IRS”), the Company matches, in cash, 75% of amounts contributed to that Plan by each Plan participant, up to 6% of such participant’s base salary. The matching contributions paid in 2008 are included in the “All Other Compensation” column of the Summary Compensation Table.

Perquisites

The only perquisites provided exclusively to the Named Executive Officers in the year ended December 31, 2008 were the company automobiles provided to the Key Executive Officers.

Employment and Severance Agreements

As discussed earlier, the Key Executive Officers have employment agreements that specify minimum base salaries, and annual incentive opportunities, and Ms. Hara has a severance agreement. These agreements were adopted and approved by the Sponsors at the time of the Acquisition and provide for certain payments in the event of a termination of employment by the Company without cause or by reason of death or disability, or a termination by the executive officer for good reason, or a termination by the Company without cause or by the executive officer for good reason following a change of control. The agreements also contain substantial restrictive covenants. In addition, the equity award agreements that govern stock options and restricted share grants contain provisions regarding forfeiture or acceleration of the grants and certain Company repurchase rights of restricted shares upon a termination of employment or a change of control. These provisions are described and quantified under the heading “Potential Payments upon Termination of Employment or Change in Control” in this Amendment. The Company believes these arrangements benefit the Company by clarifying the terms of employment and ensuring that the Company is protected by noncompete, nonsolicitation, and nondisclosure provisions. Where a change of control is a possibility, they also serve to minimize the distraction that can be caused by a potential transaction and reduce the risk that critical executive officers will leave the organization before a transaction closes.

Material Tax and Accounting Considerations

In designing its compensation programs, the Compensation Committee takes into consideration the potential tax and accounting effect that each element will or may have on the Company, the executive officers, the other employees as a group and the Company’s shareholders. The Company aims to keep the expense related to its compensation programs as a whole within certain affordability levels. The number and class of shares available under the Amended Plan and/or subject to outstanding equity awards may also be adjusted by the Compensation Committee to prevent dilution or enlargement of rights in the event of various changes in the Company’s capitalization.

The Company has adopted the provisions of SFAS No. 123R. All share-based payments to employees, including grants of employee options and restricted shares, are measured at fair value on the date of grant and recognized in the statement of operations as compensation expense over their vesting periods. For a description of assumptions used in calculating annual recognition of share-based compensation, see “Note 12” to the Notes to Consolidated Financial Statements for the year ended December 31, 2008 included in the Original Filing.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to the company’s Chief Executive Officer and the three other most highly compensated executive officers (other than the Chief Financial Officer), unless such amount qualifies as “performance-based compensation” pursuant to certain specified requirements. As a recently public company, we are eligible for special transition relief; therefore, the compensation that we provide is not yet subject to the Section 162(m) rules. To the extent that any future compensation is subject to Section 162(m), the Company expects that future payments to each of our executive officers will generally comply with the rules of Section 162(m). However, maintaining tax deductibility will not be the sole consideration taken into account by the Compensation Committee in determining what compensation arrangements are in the best interests of the Company and its shareholders.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (including any amendment thereto) and the Company’s 2009 Proxy Statement on Schedule 14A.

Respectfully submitted by the Compensation Committee,

Stephen P. Murray, Chairman

Todd M. Abbrecht

David F. Burgstahler

John P. Connaughton

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2006, 2007 and 2008, information regarding the compensation of the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Roger M. Boissonneault	2008	960,000	—	67,894	312	1,000,000	—	34,172	2,062,378
Chief Executive Officer and President	2007	900,000	—	155,461	714	900,000	—	34,514	1,990,689
	2006	850,000	—	6,219,147	1,584	850,000	—	28,250	7,948,981

Paul Herendeen	2008	418,723	—	38,011	390	247,047	—	27,241	731,412
Executive Vice President and Chief Financial Officer	2007 2006	400,692 383,438	— —	81,011 3,009,241	832 1,584	236,408 230,063	— —	25,578 26,750	744,521 3,651,076

W. Carl Reichel	2008	450,934	—	30,382	312	266,051	—	23,533	771,212
President, Pharmaceuticals	2007	431,516	—	69,569	714	254,594	—	23,585	779,978
	2006	409,020	—	3,064,229	1,584	255,637	—	24,000	3,754,470

Anthony D. Bruno	2008	432,032	—	30,382	312	254,899	—	27,945	745,570
Executive Vice President, Corporate Development	2007	413,428	—	69,569	714	243,923	—	27,828	755,462
	2006	391,875	—	3,064,229	1,584	244,922	—	26,250	3,728,860

Izumi Hara	2008	313,821	—	165,165	87,529	111,093	—	10,350	687,958
Senior Vice President, General Counsel and Corporate Secretary	2007 2006	300,307 287,375	— —	118,836 114,816	59,767 17,022	108,111 103,455	— —	10,125 11,250	597,146 533,918

(1)	Amounts shown are the compensation costs recognized by the Company for financial statement reporting purposes for the fiscal years presented, in accordance with FAS 123R, in respect of Restricted A Shares, other Class A common share awards and option awards, as applicable. They include compensation costs from awards granted in 2005, 2006, and for Ms. Hara only, 2008, and do not reflect compensation actually received by the Named Executive Officers. Assumptions used in the calculation of these amounts are included in “Note 12” to the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2008, included in the Original Filing and, with respect only to awards granted in 2005, in “Note 12” to the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2007, included in the Company’s Annual Report filed with the SEC on February 29, 2008. None of the Named Executive Officers forfeited Class A common share awards or option awards during 2008.
(2)	Reflects (i) for 2006, annual cash incentive bonuses earned with respect to 2006 performance and paid in 2007, (ii) for 2007, annual cash incentive bonuses earned with respect to 2007 performance and paid in 2008, and (iii) for 2008, annual cash incentive bonuses earned with respect to 2008 performance and paid in 2009, as more fully described under “Compensation Discussion and Analysis” and the “Grants of Plan-Based Award Table.”
(3)	The Company does not maintain any defined benefit or nonqualified deferred compensation plans.
(4)	The following table sets forth the component amounts presented in the “All Other Compensation” column above for the year ended December 31, 2008:

Name	Contributions under 401(k) Plan(i) ($)	Personal use of Company automobile(ii) ($)
Roger M. Boissonneault	10,350	23,822
Paul Herendeen	10,350	16,891
W. Carl Reichel	10,350	13,183
Anthony D. Bruno	10,350	17,595
Izumi Hara	10,350	—

(i)	Represents the annual contribution of the Company under the terms of its 401(k) Savings Plan. Under the terms of the 401(k) Savings Plan, the Company will match up to 75% of the first 6% of salary compensation contributed by each employee, subject to IRS limitations.
(ii)	Represents the incremental cost to the Company attributable to the personal use by the Named Executive Officers of Company automobiles.

Grants of Plan-Based Awards Table

The following table sets forth information concerning the Named Executive Officers’ 2008 annual cash incentive award opportunities and 2008 grants of Class A common shares and stock options under the Amended and Restated 2005 Equity Incentive Plan.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Committee Approval Date	Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)
Roger M. Boissonneault	—	—	0	816,000	960,000	—	—	—	—	—	—	—
Paul Herendeen	—	—	0	209,362	314,043	—	—	—	—	—	—	—
W. Carl Reichel	—	—	0	225,467	338,200	—	—	—	—	—	—	—
Anthony D. Bruno	—	—	0	216,016	324,024	—	—	—	—	—	—	—
Izumi Hara	—	—	0	94,146	141,219	—	—	—	—	—	—	—
	1/10/2008	1/10/2008	—	—	—	—	—	—	11,650	—	—	205,506
	1/10/2008	1/10/2008	—	—	—	—	—	—	—	15,290	17.64	110,853

(1)	Represents the range of potential incentive cash bonus awards payable to the Named Executive Officers other than Mr. Boissonneault, based on 2008 performance. With respect to Mr. Boissonneault, the amount set forth above represents the maximum potential incentive cash bonus to which Mr. Boissonneault is entitled under his employment agreement. In January 2009, the Compensation Committee awarded Mr. Boissonneault an incentive cash bonus award in excess of such amount based upon 2008 performance. See the column entitled “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” for the annual cash incentive bonuses earned by the Named Executive Officers in 2008 and paid in 2009.
(2)	Represents grants of restricted Class A common shares made under the Annual Equity Award Program, as more fully described under “Compensation Discussion and Analysis,” that vest ratably over four years on the anniversary of the date of grant.
(3)	Represents grants of options to purchase Class A common shares made under the Annual Equity Award Program, as more fully described under “Compensation Discussion and Analysis,” that vest ratably over four years on the anniversary of the date of grant.
(4)	Represents the closing market price of the underlying Class A common shares on the date of the grant.
(5)	Represents the compensation costs recognized by the Company for financial statement reporting purposes over the vesting schedule of the award, in accordance with FAS 123R, in respect of grants of restricted Class A common shares and options to purchase Class A common shares, as applicable, granted in 2008. Assumptions used in the calculation of these amounts are included in “Note 12” to the Notes to Consolidated Financial Statements for the year ended December 31, 2008, included in the Original Filing.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning unexercised options and restricted Class A common shares for each of the Named Executive Officers outstanding as of December 31, 2008. The market value of the shares is based on the closing market price of the Class A common shares on December 31, 2008 ($14.50).

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Roger M. Boissonneault	359,572	(1)	119,858	(1)	—	22.98	1/18/2015	127,849	(5)	1,853,811	127,848	(9)	1,853,796
Paul Herendeen	359,572	(2)	119,858	(2)	—	22.98	4/1/2015	57,212	(6)	829,574	57,212	(10)	829,574
W. Carl Reichel	359,572	(1)	119,858	(1)	—	22.98	1/18/2015	57,212	(5)	829,574	57,212	(9)	829,574
Anthony D. Bruno	359,572	(1)	119,858	(1)	—	22.98	1/18/2015	57,212	(5)	829,574	57,212	(9)	829,574
Izumi Hara	8,250	(3)	8,250	(3)	—	15.00	9/20/2016	12,486	(5)	181,047	12,486	(9)	181,047
	—	(4)	15,290	(4)	—	17.64	1/9/2018	7,650	(7)	110,925
								11,650	(8)	168,925

(1)	These options were granted on March 28, 2005 and vest in four equal installments on January 18th of the following four years.
(2)	These options were granted on April 1, 2005 and vest in four equal installments on April 1st of the following four years.
(3)	These options were granted on September 21, 2006 and vest in four equal installments on September 21st of the following four years.
(4)	The options were granted on January 10, 2008 and vest in four equal installments on January 10th of the following four years.
(5)	These Time Vesting Shares were granted on March 28, 2005 and vest in four equal installments on January 18th of the following four years.
(6)	These Time Vesting Shares were granted on April 1, 2005 and vest in four equal installments on April 1st of each of the following four years.
(7)	These restricted Class A common shares were granted on September 21, 2006 and vest in four equal installments on September 21st of each of the following four years.
(8)	These restricted Class A common shares were granted on January 10, 2008 and vest in four equal installments on January 10th of each of the following four years.
(9)	These Performance Based Shares were granted on March 28, 2005 and are scheduled to vest in four installments upon the achievement of certain operating profit goals discussed under “Compensation Discussion and Analysis.”
(10)	These Performance Based Shares were granted on April 1, 2005 and vest in four installments upon the achievement of certain operating profit goals discussed under “Compensation Discussion and Analysis.”

Option Exercises and Stock Vested Table

The following table sets forth the number and value of Class A common shares that vested during 2008. The Named Executive Officers did not exercise any options during 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Roger M. Boissonneault	—	—	127,848	(1)	2,230,948	(1)
			127,848	(2)	2,135,062	(2)
Paul Herendeen	—	—	57,212	(1)	1,032,677	(1)
			57,212	(2)	955,440	(2)
W. Carl Reichel	—	—	57,212	(1)	998,349	(1)
			57,212	(2)	955,440	(2)
Anthony D. Bruno	—	—	57,212	(1)	998,349	(1)
			57,212	(2)	955,440	(2)
Izumi Hara	—	—	12,485	(1)	217,863	(1)
			12,485	(2)	208,500	(2)
			3,825	(3)	59,861	(3)

(1)	Represents Time Vesting Shares that vested on January 18, 2008 (except for Mr. Herendeen whose shares vested on April 1, 2008). The value realized by each Named Executive Officer was calculated by multiplying the number of shares vesting by the closing market price of the Class A common shares on January 18, 2008 ($17.45) or April 1, 2008 ($18.05), as applicable.
(2)	Represents Performance Based Shares that vested on February 28, 2008. The value realized by each Named Executive Officer was calculated by multiplying the number of shares vesting by the closing market price of the Class A common shares on February 28, 2008 ($16.70).
(3)	Represents the Class A common shares awarded to Ms. Hara in connection with the IPO that vested on September 21, 2008. The value realized by Ms. Hara was calculated by multiplying the number of shares vesting by the closing market price of the Class A common shares on September 21, 2008 ($15.65).

Pension Benefits

The Company does not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation Plans

The Company does not maintain any nonqualified defined contribution or deferred contribution plans.

Potential Payments Upon Termination or Change-in-Control

Accrued Compensation and Benefits

Upon any termination of employment, each Named Executive Officer will receive earned but unpaid salary, his or her balance under the Company’s 401(k) Plan, his or her vested equity awards as set forth in the Outstanding Equity Awards at Fiscal Year-End Table, and any other accrued benefits under our benefit plans.

Additional Termination Benefits

Death. In the case of death, under the employment agreements with the Key Executive Officers, and the severance agreement with Ms. Hara, each Named Executive Officer’s spouse and dependents, other than Mr. Boissonneault’s, will be entitled to a payment equal to one times the base salary in effect at the time of death. In addition, each Named Executive Officer’s spouse and dependents will be entitled to continued health and welfare benefits for a 12-month period.

Under each Named Executive Officer’s equity award agreement, in the event of death prior to a vesting date, between zero and 75% (depending on the date of death) of his or her non-vested outstanding options and restricted Class A common shares (other than Performance Vesting Shares) that were scheduled to vest on such vesting date will vest. Each Named Executive Officer’s spouse or dependents will then have one year to exercise such vested options. All unvested Class A common shares (other than Restricted A Shares) and all unvested options will be forfeited. Under the Management Shareholders Agreement, the Company has the right to repurchase any unvested Restricted A Shares for the lesser of one dollar or the fair market value. If the Company elects not to exercise this repurchase right, any unvested Restricted A Shares will immediately vest.

Disability; Termination without Cause or for Good Reason. In the case of a termination of employment by reason of disability, by the Company without cause or by any Key Executive Officer for good reason, under the employment agreements with the Key Executive Officers, each Key Executive Officer will be entitled to a payment equal to two times the sum of the base salary in effect at the time of termination and the cash bonus paid for the immediately preceding calendar year to such officer. Payment will be made over the 24-month period following termination. Mr. Boissonneault will also be entitled to certain continued health and welfare benefits for a period of 12 months following termination. Under the severance agreement with Ms. Hara, she will be entitled to a payment equal to one times her base salary in effect at the time of termination payable over the 12-month period following termination, and certain continued health and welfare benefits for a period of 12 months following termination.

Under each Named Executive Officer’s equity award agreement, in the event of a termination of employment by reason of disability, by the Company without cause or by the officer for good reason, prior to a vesting date, between zero and 75% (depending on the date of termination) of his or her non-vested outstanding options and restricted Class A common shares (other than Performance Vesting Shares) that were scheduled to vest on such vesting date will vest. Each Named Executive Officer will then have 60 business days (or one year in the case of disability) to exercise such vested options. All unvested Class A common shares (other than Restricted A Shares) and all unvested options will be forfeited. Under a management shareholders agreement dated as of March 28, 2005 (the “Management Shareholders Agreement”), the Company has the right to repurchase any unvested Restricted A Shares for the lesser of one dollar or the fair market value. If the Company elects not to exercise this repurchase right, any unvested Restricted A Shares will immediately vest.

For Cause Termination. None of the Named Executive Officers are entitled to any additional payments or benefits in the event we terminate his or her employment for cause. Under the Management Shareholders Agreement, the Company has the right to repurchase any unvested Restricted A Shares for the lesser of one dollar or the fair market value. If the Company elects not to exercise this repurchase right, any unvested Restricted A Shares will immediately vest.

Voluntary Termination. None of the Named Executive Officers is entitled to any additional payments or benefits in the event of a voluntary termination or a retirement (except as described with respect to a termination for good reason). Under the Management Shareholders Agreement, the Company has the right to repurchase any unvested Restricted A Shares for the lesser of one dollar or the fair market value. If the Company elects not to exercise this repurchase right, any unvested Restricted A Shares will immediately vest.

Termination without Cause or for Good Reason following a Change of Control. In the case of a termination without cause or for good reason in connection with, or during the two-year period following, a change of control, under the employment agreements with the Key Executive Officers, each Key Executive Officer will be entitled to the same payment benefits as described under “Disability; Termination without Cause or for Good Reason” above, except that the payments will be made in a lump sum within 10 days of such Key Executive Officer’s last day of employment. Under the severance agreement with Ms. Hara, if her employment is terminated without cause or for good reason during the 12-month period following a change of control, she will be entitled to (i) continue to receive her then current base salary for a period of 18 months following such termination, plus (ii) an amount equal to one and a half times the cash bonus she was paid for the calendar year immediately preceding the year in which she was terminated, which will be payable over an 18-month period, plus (iii) continued health and welfare benefits for 18 months. If any payment received by a Named Executive Officer in connection with a change of control is subject to an excise tax, the Company will provide the officer with a related tax gross-up payment. Upon a change of control, irrespective of whether or not there is also a termination of employment, each Named Executive Officer’s unvested options and restricted Class A common stock awards will vest, provided that such options will only vest if the fair market value of the underlying Class A common shares exceeds the exercise price of the awards.

Notwithstanding the foregoing, the timing of certain payments described above will be delayed for six months in compliance with applicable tax rules and in accordance with each Named Executive Officer’s respective employment or severance agreement.

Restrictive Covenants

The employment agreements with each of the Key Executive Officers contain covenants not to compete, or solicit customers or employees for (i) 24 months if such officer’s employment is terminated owing to disability, by the Company without cause or by such officer for good reason; (ii) 6 months if such officer resigns without good reason or retires (which increases to 12 months if the Company elects to pay such officer an amount equal to one times base salary, plus the bonus in the year immediately preceding the termination); and (iii) 6 months in the case of termination for cause. The severance agreement with Ms. Hara contains similar covenants, which are applicable for (i) 12 months if her employment is terminated due to disability, by the Company without cause or by Ms. Hara for good reason; (ii) 6 months if Ms. Hara resigns without good reason or retires (which increases to 12 months if the Company elects to pay Ms. Hara an amount equal to one times base salary, plus the bonus in the year immediately preceding the termination); and (iii) 6 months in the case of termination for cause.

Definitions

The agreements define “cause” to mean (i) the officer’s conviction of any felony (other than a violation of a motor vehicle or moving violation law) or conviction of a misdemeanor if such misdemeanor involves moral turpitude; or (ii) the officer’s voluntary engagement in conduct constituting larceny, embezzlement, conversion or any other act involving the misappropriation of funds in the course of the officer’s employment; or (iii) the willful refusal (following written notice) to carry out specific directions of the Board; or (iv) commission of any act of gross negligence or intentional misconduct in the performance or non-performance of the officer’s duties as an employee; or (v) any material breach of any material provision of such officer’s agreement.

The agreements define “good reason” to mean (i) the assignment, subject to certain exceptions, to the officer of duties materially inconsistent with his or her position (including status, offices, titles, and reporting requirements), authority, duties or responsibilities, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities; (ii) any failure, subject to certain exceptions, by the Company to pay base salary, bonus or other compensation to which the officer is contractually entitled; (iii) requiring the officer to relocate to another office or location; (iv) any termination by the Company of the officer’s employment other than for cause or as a result of such officer’s disability or death; or (v) any failure to obtain an express assumption of such officer’s employment or severance agreement by a successor.

Estimate of Incremental Potential Payments

The following tables set forth estimates of the payments and benefits each Named Executive Officer would receive from the Company upon a termination of employment on December 31, 2008. The closing price of the Company’s stock on such date was $14.50 per share. The amounts shown in respect of equity awards following a change in control would be payable whether or not the executive officer’s employment were terminated. In accordance with SEC rules, the potential payments were determined under the terms of the Company’s plans and arrangements as in effect on December 31, 2008. The tables do not include any previously vested equity awards or accrued benefits. Because the payments to be made to a Named Executive Officer depend on several factors, the actual amounts to be paid out upon a triggering event can only be determined at the time of the triggering event. The footnotes referenced in each table are presented after the last table.

Roger M. Boissonneault—Chief Executive Officer, President & Director

	Death ($)	Disability ($)	For Cause ($)	Voluntary Termination ($)	Termination without Cause or for Good Reason ($)	Termination without Cause or for Good Reason after Change of Control ($)
Cash Payments(1)	—	3,720,000	—	—	3,720,000	3,720,000
Time Vesting Shares(2)	1,422,320	1,422,320	127,849	127,849	1,422,320	1,853,811
Performance Based Shares(2)	127,848	127,848	127,848	127,848	127,848	1,853,796
Options(3)	—	—	—	—	—	—
Welfare Benefit Continuation(4)	17,923	18,412	—	—	19,877	19,877
Excise Tax Gross-up(5)	n/a	n/a	n/a	n/a	n/a	—

Total Value of Incremental Benefits	$1,568,091	$5,288,580	$255,697	$255,697	$5,290,045	$7,447,484

Paul Herendeen—Executive Vice President & Chief Financial Officer

	Death ($)	Disability ($)	For Cause ($)	Voluntary Termination ($)	Termination without Cause or for Good Reason ($)	Termination without Cause or for Good Reason after Change of Control ($)
Cash Payments(1)	418,723	1,310,263	—	—	1,310,263	1,310,263
Time Vesting Shares(2)	443,393	443,393	57,212	57,212	443,393	829,574
Performance Based Shares(2)	57,212	57,212	57,212	57,212	57,212	829,574
Options(3)	—	—	—	—	—	—
Welfare Benefit Continuation(4)	24,654	—	—	—	—	—
Excise Tax Gross-up(5)	n/a	n/a	n/a	n/a	n/a	—

Total Value of Incremental Benefits	$943,982	$1,810,868	$114,424	$114,424	$1,810,868	$2,969,411

W. Carl Reichel—President, Pharmaceuticals

	Death ($)	Disability ($)	For Cause ($)	Voluntary Termination ($)	Termination without Cause or for Good Reason ($)	Termination without Cause or for Good Reason after Change of Control ($)
Cash Payments(1)	450,934	1,411,056	—	—	1,411,056	1,411,056
Time Vesting Shares(2)	636,484	636,484	57,212	57,212	636,484	829,574
Performance Based Shares(2)	57,212	57,212	57,212	57,212	57,212	829,574
Options(3)	—	—	—	—	—	—
Welfare Benefit Continuation(4)	24,654	—	—	—	—	—
Excise Tax Gross-up(5)	n/a	n/a	n/a	n/a	n/a	—

Total Value of Incremental Benefits	$1,169,284	$2,104,752	$114,424	$114,424	$2,104,752	$3,070,204

Anthony D. Bruno—Executive Vice President, Corporate Development

	Death ($)	Disability ($)	For Cause ($)	Voluntary Termination ($)	Termination without Cause or for Good Reason ($)	Termination without Cause or for Good Reason after Change of Control ($)
Cash Payments(1)	432,032	1,351,911	—	—	1,351,911	1,351,911
Time Vesting Shares(2)	636,484	636,484	57,212	57,212	636,484	829,574
Performance Based Shares(2)	57,212	57,212	57,212	57,212	57,212	829,574
Options(3)	—	—	—	—	—	—
Welfare Benefit Continuation(4)	24,654	—	—	—	—	—
Excise Tax Gross-up(5)	n/a	n/a	n/a	n/a	n/a	—

Total Value of Incremental Benefits	$1,150,382	$2,045,607	$114,424	$114,424	$2,045,607	$3,011,059

Izumi Hara—Senior Vice President, General Counsel & Corporate Secretary

	Death ($)	Disability ($)	For Cause ($)	Voluntary Termination ($)	Termination without Cause or for Good Reason ($)	Termination without Cause or for Good Reason after Change of Control ($)
Cash Payments(1)	313,821	313,821	—	—	313,821	632,898
Time Vesting Shares(2)	138,907	138,907	12,486	12,486	138,907	181,047
Performance Based Shares(2)	12,486	12,486	12,486	12,486	12,486	181,047
Restricted Class A common shares(6)	45,534	45,534	—	—	45,534	279,850
Options(3)	—	—	—	—	—	—
Welfare Benefit Continuation(4)	24,654	25,144	—	—	26,608	39,911
Excise Tax Gross-up(5)	n/a	n/a	n/a	n/a	n/a	—

Total Value of Incremental Benefits	$535,402	$535,892	$24,972	$24,972	$537,356	$1,314,753

(1)	Does not include optional payments to extend the non-competition and non-solicitation period in the event of a voluntary termination.
(2)	Amounts shown under the columns entitled “Death,” “Disability” and “Termination without Cause or for Good Reason” include (i) the fair market value ($14.50) of unvested restricted Class A common shares that would vest following such termination, plus (ii) the number of resulting unvested Time Vesting Shares or Performance Based Shares, as applicable, times $1.00. Amounts shown under the columns entitled “For Cause” and “Voluntary Termination” include the amount of unvested Time Vesting Shares or Performance Based Shares, as applicable, resulting from such termination times $1.00. Amounts shown under the column entitled “Termination without Cause or for Good Reason after Change of Control” include the number of unvested Time Vesting Shares or Performance Based Shares that would vest at the time of such termination, times the fair market value ($14.50). These calculations assume the Company would exercise its right to repurchase unvested Time Vesting Shares and Performance Based Shares at $1.00 in the case of any termination not in connection with a change of control.
(3)	As of December 31, 2008, all options held by Messrs. Boissonneault, Reichel, Bruno and Herendeen, and Ms. Hara, were out-of-the-money.
(4)	Represents the estimated cost to the Company of continuing health and welfare benefits.
(5)	This calculation has been performed only for disclosure purposes. Payments in the event of an actual change of control may differ based on factors such as the transaction price, the timing of employment termination and payments, the methodology for valuing options, changes in compensation, and reasonable compensation analyses. The Company did not attribute any value to non-competition covenants or take the position that any part of the value of the performance contingent restricted shares was reasonable compensation for services prior to the change of control. Based on these assumptions, none of the Named Executive Officers would be entitled to a gross-up payment for the period presented.
(6)	Amounts shown under the columns entitled “Death,” “Disability” and “Termination without Cause or for Good Reason” include the number of unvested restricted Class A common shares that would vest following such termination, times the fair market value ($14.50). All unvested restricted Class A common shares not vesting as a result of such termination would be forfeited. Amounts shown under the column entitled “Termination without Cause or for Good Reason after Change of Control” include the number of unvested restricted Class A common shares that would vest at the time of such termination, times the fair market value ($14.50).

Director Compensation

The Board of Directors, upon the recommendation of the Compensation Committee, has established the following compensation policy for our directors. Only directors who are determined to be “independent” in accordance with applicable NASDAQ rules (the “Independent Directors”) are eligible to receive compensation for their service as directors. Each of the Company’s nine directors, other than Mr. Boissonneault, qualify as Independent Directors. Mr. King first qualified as an Independent Director, and became eligible to receive director compensation, on May 18, 2008. Messrs. Abbrecht, Connaughton, Pagliuca, Rattner and Murray qualify as Independent Directors but have waived their right to receive compensation for their service as directors.

During the second quarter of 2008 the Compensation Committee engaged Frederic W. Cook & Co., Inc. to evaluate the design and competitiveness of the Company’s director compensation program and to make recommendations with respect to director compensation based on market data and trends in director compensation. While the Compensation Committee does not target director compensation at any specified level, the recommendations of Frederic W. Cook & Co., Inc. were among several factors considered by the Board of Directors in November 2008 when it, upon the recommendation of the Compensation Committee, increased the cash portion of the annual retainer from $15,000 to $32,500 and the equity portion of the annual retainer from $15,000 to $100,000, payable in non-qualified options (“options”). Such amendments took effect January 1, 2009.

Annual Retainer: Each Independent Director will be paid an annual retainer of $132,500 for each year of service on the Board of Directors. The annual retainer is comprised of (i) a $32,500 cash payment, payable quarterly in equal installments, and (ii) options to purchase our Class A common shares with a value equal to $100,000 (determined in accordance with Black-Scholes or a similar model) having the following material terms:

•	Annual Grant Date: The grant date will be the date of the Company’s annual meeting.

•	Exercise Price: The exercise price will be the per share closing price of the Company’s shares on the date of grant.

•	Vesting: Each option will vest on the date immediately preceding the date of the Company’s next annual meeting following the grant date.

•

Termination: Any unvested options will terminate on the date on which the Independent Director is no longer a member of the Board of Directors. In the event of death, all options held by an Independent Director will immediately vest.

•	Term: Each option will have a 10 year term.

In the event any Independent Director is appointed to the Board of Directors subsequent to the Annual Meeting, the cash payment and option grant constituting the annual retainer for such Independent Director will be prorated based on the date of appointment.

Board Meeting Attendance Fees: Each Independent Director is paid $2,000 as compensation for his or her attendance (whether telephonically or in person) at each meeting of the Board of Directors.

Committee Attendance Fees: Each Independent Director is paid $1,000 as compensation for his or her attendance (whether telephonically or in person) at each meeting of any committee of the Board of Directors on which such Independent Director serves.

Committee Chairperson Retainer: Each committee chairperson that is an Independent Director is paid an annual retainer of $7,000 ($10,000 in the case of the audit committee chairperson), payable quarterly in equal installments. This retainer is prorated based on the date of commencement and termination of the Independent Director’s committee service in any year.

The following table sets forth, for the fiscal year ended December 31, 2008, the total compensation of the Independent Directors of our Board of Directors.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James G. Andress	4,876	(1)	—	7,500	—	—	—	12,376
James H. Bloem	35,967	(2)	—	19,220	—	—	—	55,187
David F. Burgstahler	38,000	(3)	—	11,250	—	—	—	49,250
John A. King, Ph.D	12,313	(4)	—	4,687	—	—	—	17,000

(1)	As a result of his death on March 11, 2008, Mr. Andress and his estate received the following cash compensation during 2008: a prorated portion of the annual cash retainer in an amount equal to $2,926 and a prorated portion of the audit committee chairperson annual retainer in an amount equal to $1,950.
(2)	Represents an annual cash retainer of $15,000, Board meeting fees of $8,000, committee meeting fees of $5,000 and a prorated audit committee chairperson annual retainer of 7,967.
(3)	Represents an annual cash retainer of $15,000, Board meeting fees of $8,000 and committee meeting fees of $15,000.
(4)	Mr. King first qualified as an Independent Director, and became eligible to receive director compensation, on May 18, 2008. As a result, Mr. King received the following cash compensation during 2008: a prorated portion of the annual cash retainer in an amount equal to $9,313, Board meeting fees of $2,000 and committee meeting fees of $1,000.
(5)	Amounts shown are the compensation costs recognized by the Company for financial statement reporting purposes for the year ended December 31, 2008, in accordance with FAS 123R. They do not reflect compensation actually received by the Independent Directors. Assumptions used in the calculation of these amounts are included in “Note 12” to the Notes to Consolidated Financial Statements for the year ended December 31, 2008, included in the Original Filing. In the year ended December 31, 2008, Mr. Andress, who died on March 11, 2008, was granted no options, Mr. Bloem was granted 2,095 options with a grant date value of $15,000, Mr. Burgstahler was granted 2,095 options with a grant date value of $15,000 and Mr. King, who first qualified as an Independent Director on May 18, 2008, received 1,341 options with a grant date value of $9,374. Pursuant to the terms of his award, all of Mr. Andress’ unvested options immediately vested at the time of his death. As of December 31, 2008, the estate of Mr. Andress held 2,209 unexercised options, Mr. Bloem held 3,876 unexercised options, Mr. Burgstahler held 2,095 unexercised options and Mr. King held 1,341 unexercised options.

Other Compensation Information

The Company does not maintain any defined benefit pension plans, nonqualified defined contribution or deferred compensation plans for the members of its Board of Directors.

Compensation Committee Interlocks and Insider Participation

During 2008, Messrs. Abbrecht, Burgstahler, Connaughton and Murray were members of the Compensation Committee. None of the Compensation Committee members is or has been a company officer or employee. None of the Company’s executive officers currently serves on the Compensation Committee or any similar committee of another public company. None of the Compensation Committee members had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders:
2005 Amended and Restated Equity Incentive Plan	4,074,236	$19.34	3,837,277
Equity Compensation Plans Not Approved by Security Holders:	—	—	—

Security Ownership of Principal Shareholders, Management and Directors

The following table and accompanying footnotes show information regarding the beneficial ownership of the Class A common shares of the Company, as of March 16, 2009, by:

•	each person who is known by the Company to own beneficially more than 5% of its Class A common shares;

•	each member of the Board of Directors and each named executive officer;

•	all members of the Board of Directors and the executive officers as a group.

For purposes of the table below, we deem Class A common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 16, 2009 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the Class A common shares beneficially owned by them, subject to community property laws, where applicable. As of March 16, 2009, there were 251,261,780 Class A common shares outstanding.

	Securities Beneficially Owned(11)
Name and Address	Common Shares	Percentage of Common Shares
Principal Securityholders:
Bain Capital Investors, LLC(1)	38,045,414	15.1%
DLJ Merchant Banking III, Inc.(2)	39,485,537	15.7%
J.P. Morgan Partners, LLC(3)	38,045,404	15.1%
Thomas H. Lee Partners, L.P.(4)	38,045,410	15.1%
D.E. Shaw & Co., L.P.(5)	22,232,929	8.8%
Directors and Executive Officers:
Roger M. Boissonneault(6)	3,049,874	1.2%
Todd M. Abbrecht(4)	—	—
James H. Bloem	6,781	*
David F. Burgstahler(7)	20,000	*
John P. Connaughton(1)	—	—
John A. King, Ph.D. (8)	1,354,046	*
Stephen P. Murray(3)	—	—
Stephen G. Pagliuca(1)	—	—
Steven C. Rattner	—	—
W. Carl Reichel(9)	1,523,616	*
Anthony D. Bruno(10)	1,450,204	*
Paul Herendeen	1,373,422	*
Izumi Hara	268,954	*
All directors and executive officers as a group (16 persons)	9,909,701	3.9%

*	Less than 1%.
(1)	Includes interests owned by each of Bain Capital Integral Investors II, L.P. (“Integral”), BCIP Trust Associates III, BCIP Trust Associates III-B and BCIP Associates—G. Bain Capital Investors, LLC (“BCI”) is the general partner of Integral and the managing general partner of each other entity. BCI is associated with Bain Capital Partners, LLC, one of our Sponsors. Investment and voting decisions at BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the securities, except with respect to the shares in which such member holds a pecuniary interest.

John P. Connaughton is a Managing Director and Member of BCI and may therefore be deemed to share voting and dispositive power with respect to the shares. Mr. Connaughton disclaims any beneficial ownership of any shares beneficially owned by the Bain Capital entities, except to the extent of his pecuniary interest therein.
Stephen G. Pagliuca is a Managing Director of BCI and may therefore be deemed to share voting and dispositive power with respect to the shares. Mr. Pagliuca disclaims any beneficial ownership of any shares beneficially owned by the Bain Capital entities, except to the extent of his pecuniary interest therein. The address of Mr. Pagliuca, Mr. Connaughton and each of the Bain Capital entities is c/o Bain Capital Investors, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(2)	Includes interests owned by DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V. and DLJ Offshore Partners III-2, C.V. (collectively, the “Offshore Partners”), DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P. (collectively and together with the Offshore Partners, the “DLJ Merchant Banking Funds”). DLJMB Overseas Partners III, C.V. is a limited partnership, the managing general partner of which is DLJ Merchant Banking III, Inc. (“MGP”) and the associate general partner of which is DLJMB III (Bermuda), L.P. (“AGP”). The general partner of the AGP is DLJ Merchant Banking III, Inc. Credit Suisse, a Swiss bank, owns the majority of the voting stock of Credit Suisse Holdings (USA), Inc., which in turn owns all of the voting stock of Credit Suisse (USA) Inc. (“CS USA”). The DLJ Merchant Banking Funds are private equity funds advised by indirect subsidiaries of CS USA, including the MGP and the AGP, and form part of Credit Suisse’s asset management business. Credit Suisse Securities (USA) LLC is a subsidiary of CS USA and thus an affiliate of each of the DLJ Merchant Banking Funds. The investment committee of the DLJ Merchant Banking Funds makes investment decisions on the funds’ behalf. The investment committee is comprised of senior investment professionals of the DLJ Merchant Banking Funds. The members of the investment committee are appointed by the general partner of the associate general partner of the DLJ Merchant Banking Funds. The composition of the investment committee changes from time to time. The address of the principal business and office of each of the foregoing is Eleven Madison Avenue, New York, New York 10010. DLJ Merchant Banking is one of our Sponsors.
On January 12, 2007, the DLJ Merchant Banking Funds entered into a voting agreement with the Company, pursuant to which the DLJ Merchant Banking Funds agreed with the Company not to vote any shares of Class A common stock of the Company owned by the DLJ Merchant Banking Funds in excess of 9.99% of the outstanding shares of the Company’s Class A common stock.
The address of each of the DLJ Merchant Banking entities is c/o DLJ Merchant Banking III, Inc., Eleven Madison Avenue, New York, New York 10010, except that the address of the Offshore Partners entities is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.
(3)	In the case of J.P. Morgan Partners, LLC, includes interests owned by J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Cayman) III, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., J.P. Morgan Partners Global Investors (Selldown) II, L.P. and J.P. Morgan Partners Global Investors (Cayman/Selldown) III, L.P. (collectively, the “Global Investor Funds”) and J.P. Morgan Partners (BHCA), L.P. (“JPMP BHCA”). The general partner of the Global Investor Funds is JPMP Global Investors, L.P. (“JPMP Global”). The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. (“JPMP MFM”). The general partner of JPMP Global and JPMP MFM is JPMP Capital Corp. (“JPMP Capital”), a wholly owned subsidiary of JPMorgan Chase & Co., a publicly traded company (“JPM Chase”). Each of JPMP Global, JPMP MFM and JPMP Capital may be deemed, pursuant to Rule 13d-3 under the Exchange Act, to beneficially own the shares held by the Global Investor Funds and JPMP BHCA. JPMP Capital exercises voting and dispositive power over the securities held by the Global Investor Funds and JPMP BHCA. Voting and disposition decisions at JPMP Capital are made by three or more of its officers, and therefore no individual officer of JPMP Capital is the beneficial owner of the securities. The address of each of the JPMorgan Partners entities is c/o J.P. Morgan Partners, LLC, 270 Park Avenue, New York, New York 10017, except that the address of each Cayman entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands. Each of the Global Investor Funds, JPMP BHCA, JPMP Global, JPMP MFM and JPMP Capital are part of the J.P. Morgan Partners private equity business unit of JPM Chase. J.P. Morgan Partners is one of our Sponsors.
Stephen P. Murray is the President and Chief Executive Officer of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 when the buyout/growth equity professionals of J.P. Morgan Partners separated from JPM Chase to form an independent private equity platform. Mr. Murray disclaims any beneficial ownership of any shares beneficially owned by the J.P. Morgan Partners entities. The address of Mr. Murray is c/o CCMP Capital Advisors, LLC, 245 Park Avenue, New York, New York 10167.
(4)	Includes interests owned by each of Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Parallel Fund V, L.P., Thomas H. Lee (Alternative) Cayman Fund V, L.P., Thomas H. Lee Investors Limited Partnership, Great West Investors L.P., Putnam Investments Employees’ Securities Company I LLC and Putnam Investments Employees’ Securities Company II LLC. Each of Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Parallel Fund V, L.P. and Thomas H. Lee (Alternative) Cayman Fund V, L.P. are exempted limited partnerships formed under the laws of the Cayman Islands, each of whose general partner is THL Advisors (Alternative) V, L.P., an exempted limited partnership formed under the laws of the Cayman Islands. Thomas H. Lee Advisors (Alternative) V Limited, LDC, a limited duration company formed under the laws of the Cayman Islands (the “LDC”), is the general partner of THL Advisors (Alternative) V, L.P. The address of each of these entities is c/o Walkers, Walker House, Mary Street, George Town, Grand Cayman, Cayman Islands.
The persons who are members of the LDC are the same persons who are members of Thomas H. Lee Advisors, LLC, a Delaware limited liability company. Thomas H. Lee Advisors, LLC is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership. Thomas H. Lee Partners, L.P. is one of our Sponsors. Thomas H. Lee Investors Limited Partnership (formerly known as THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation.

Great West Investors L.P., Putnam Investments Employees’ Securities Company I LLC and Putnam Investments Employees’ Securities Company II LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any shares other than the shares held directly by such entity. The address for the Putnam entities is c/o Putnam Investment, LLC, One Post Office Square, Boston, Massachusetts 02109. The address of the Great West Investors L.P. is 8515 E. Orchard Road, Greenwood Village, Colorado 80110.
Todd M. Abbrecht is a member of the LDC, and a Vice President of THL Investment Management Corp., and therefore has shared voting and investment power over, and therefore, may be deemed to beneficially own shares held of record by Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee Parallel (Alternative) Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P. and Thomas H. Lee Investors Limited Partnership. Mr. Abbrecht disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Mr. Abbrecht is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.
(5)	Based upon the statement on Schedule 13G filed with the SEC on February 17, 2009, includes interests beneficially owned by D.E. Shaw & Co., L.P. (“D.E. Shaw & Co., L.P.”), David E. Shaw (“Mr. Shaw”) and D.E. Shaw Valence Portfolios, L.L.C. (“Valence Portfolios”).
Valence Portfolios is a limited liability company organized under the laws of the state of Delaware. D.E. Shaw & Co., L.P. is a limited partnership organized under the laws of the state of Delaware. Mr. Shaw is a citizen of the United States of America. The business address of each of D.E. Shaw & Co., L.P., Mr. Shaw and Valence Portfolios is 120 W. 45th Street, Tower 45, 39th Floor, New York, NY 10036.
Mr. Shaw does not own any shares directly. By virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the managing member and investment adviser of Valence Portfolios, Mr. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 22,232,929 shares constituting 8.8% of the outstanding shares and, therefore, Mr. Shaw may be deemed to be the beneficial owner of such shares. Mr. Shaw disclaims beneficial ownership of such 22,232,929 shares.
(6)	Includes interests owned by The Boissonneault 2005 Children’s Trusts, a trust for which Mr. Boissonneault’s wife, Terri Boissonneault, serves as trustee. The address of Mr. Boissonneault is c/o Warner Chilcott Limited, Gibbons Building, 10 Queen Street, Suite 109 – First Floor, Hamilton HM11, Bermuda.
(7)	Includes interests beneficially owned by David F. Burgstahler. Mr. Burgstahler has sole dispositive voting and investment power over the 20,000 shares listed. Mr. Burgstahler is a Partner of Avista Capital Partners. The address of Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, New York 10022.
(8)	Includes interests owned by Highberry Investments Limited No. 3. The address of Dr. King is c/o Warner Chilcott Limited, Gibbons Building, 10 Queen Street, Suite 109 – First Floor, Hamilton HM11, Bermuda.
(9)	Includes interests owned by the William C. Reichel 2006 GRAT, a trust for which Mr. Reichel serves as trustee. The address of Mr. Reichel is c/o Warner Chilcott Limited, Gibbons Building, 10 Queen Street, Suite 109 – First Floor, Hamilton HM11, Bermuda.
(10)	Includes interests owned by the Anthony D. Bruno 2006 GRAT, a trust for which Mr. Bruno’s wife, Gina Bruno, and J.P. Morgan Trust Company of Delaware serve as co-trustees. The address of Mr. Bruno is c/o Warner Chilcott Limited, Gibbons Building, 10 Queen Street, Suite 109 – First Floor, Hamilton HM11, Bermuda.
(11)	Includes the following shares of Class A common stock issuable upon the exercise of currently outstanding options, or upon the exercise of outstanding options exercisable within 60 days of March 16, 2009: for Mr. Boissonneault, 479,430 shares; for Mr. Bloem, 1,781 shares; for Mr. Reichel, 479,430 shares; for Mr. Bruno, 479,430 shares; for Mr. Herendeen, 479,430 shares; for Ms. Hara, 12,072 shares; for all directors and executive officers as a group, 1,964,608 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Transactions between the Company and the Sponsors and their Affiliates

On January 18, 2005, the Company, Warner Chilcott Holdings Company II, Limited and Warner Chilcott Holdings Company III, Limited, and certain of their respective shareholders (“Shareholders”), including the Sponsors, entered into a shareholders agreement (the “Sponsor Shareholders Agreement”), which was subsequently amended and restated on March 31, 2005. The Sponsor Shareholders Agreement included customary terms regarding the election of members of our boards of directors, matters requiring the consent of a specified majority of Shareholders, share transfer restrictions, rights of first offer, tag-along rights, drag-along rights and certain preemptive rights.

The Sponsor Shareholders Agreement also provided for (i) customary demand registration rights following the six-month anniversary of the Company’s IPO, which require the Company to effect registration of the Registrable Securities (as defined in the Sponsor Shareholders Agreement) upon written request from Sponsors holding more than 10% of the then outstanding Registrable Securities, (ii) customary piggy-back registration rights and (iii) shelf demand registration rights at any time after the 12-month anniversary of the Company’s IPO if the Company becomes eligible to use a registration statement on Form S-3. As of April 15, 2009, the Company has not received any such request by a Sponsor holding 10% or more of the Registrable Securities.

In addition, under the Sponsor Shareholders Agreement, each of the Company, Warner Chilcott Holdings Company II, Limited and Warner Chilcott Holdings Company III, Limited agreed to indemnify the Shareholders with respect to the Sponsor Shareholders Agreement, including with respect to registrations made pursuant to the above-mentioned registration rights, and transactions to which any of the Warner Chilcott entities is a party or any other circumstances with respect to any of the Warner Chilcott entities, or the operations of or services provided by any of the Shareholders to any of the Warner Chilcott entities from time to time.

The Sponsor Shareholders Agreement terminated upon the occurrence of the Company’s IPO in September of 2006, except with respect to registration rights, certain share transfer restrictions, indemnification and certain other provisions.

Transactions with Management

The Company, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Sponsors and all of the Named Executive officers are parties to the Management Shareholders Agreement. The agreement, which has terms substantially similar to the Sponsor Shareholders Agreement, (i) includes restrictions on the transfer of the shares of the Company and Warner Chilcott Holdings Company II, Limited held by the Named Executive Officers and their permitted transferees, and (ii) grants various rights to the Named Executive Officers, including tag-along rights, drag-along rights, preemptive rights and piggyback registration rights. The tag-along rights, drag-along rights and preemptive rights terminated upon the Company’s IPO in September of 2006.

In addition, the agreement includes provisions regarding the Company’s rights to repurchase shares of the Named Executive Officers (whether held by the executive or his or her permitted transferees) if the Named Executive Officer’s employment terminates.

Transactions with Others

Roger Boissonneault’s daughter, Amber Boissonneault, is employed with the Company as a district manager. Ms. Boissonneault received aggregate compensation, inclusive of her base salary, bonus and Company contribution under the Company’s 401(k) Savings Plan, of $157,710 for her employment in the year ended December 31, 2008.

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Person Transactions

In March 2007, the Board of Directors adopted a written policy setting forth procedures for the review, approval and ratification of transactions with related persons (the “Policy”). The Audit Committee of the Board of Directors has been designated as the committee responsible for reviewing, approving or ratifying any related person transactions under the Policy. Pursuant to the Policy, all executive officers, directors, director nominees and any 5% beneficial owners of the Company’s securities are required to notify the Corporate Secretary of any financial transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, involving the Company in which an executive officer, director, director nominee, 5% beneficial owner or any immediate family member of such a person has a direct or indirect material interest. Such officers, directors, nominees, 5% beneficial owners and their immediate family members are considered “related persons” under the Policy. For the above purposes, “immediate family member” includes a person’s spouse, parents, siblings, children, in-laws, step-relatives and any other person sharing the household (other than a tenant or household employee).

The Audit Committee reviews reported transactions or proposed transactions to determine whether the related person involved has a direct or indirect material interest in the transaction. In reviewing the transaction or proposed transaction, the Audit Committee considers all relevant facts and circumstances, including without limitation the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to the Company, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person. The Audit Committee will not approve or ratify a related person transaction unless it determines that, upon consideration of all relevant information, the transaction is in, or not inconsistent with, the best interests of the Company and its shareholders. Related person transactions not approved or ratified by the Audit Committee will not be entered into or continued by the Company. On an annual basis, the Audit Committee reviews previously approved related person transactions, under the standards described above, to determine whether such transactions should continue. If a member of the Audit Committee has a personal interest in a matter before the Audit Committee, the director must disclose the interest to the Audit Committee, and is required to recuse himself or herself from participation in the discussion and vote on the matter.

Director Independence

Our Board of Directors currently consists of nine Directors, with one vacant directorship as a result of Mr. Andress’ death in March 2008.

The Board of Directors uses the standards of independence established by the SEC and NASDAQ in determining whether its members are independent. The Board of Directors has affirmatively determined that each of the Company’s nine directors, other than Mr. Boissonneault, is independent under the director independence criteria established by NASDAQ. In addition, the Board of Directors has determined that each member of the Audit Committee meets the additional independence criteria established by the SEC required for Audit Committee membership. Under applicable NASDAQ rules, the Board of Directors is permitted to appoint one director to the Audit Committee who does not satisfy the NASDAQ independence standards at the time of such director’s appointment, if, among other things, the Board of Directors, under exceptional and limited circumstances, determines that membership on the Audit Committee by such director is in the best interests of the Company and its shareholders. In reliance on this exception, on March 14, 2008, the Board of Directors determined that the death of Mr. Andress, a director and member of the Audit Committee, constituted exceptional and limited circumstances, and appointed Mr. King to the Audit Committee. On May 17, 2005, Mr. King received a payment from the Company in connection with the termination of Mr. King’s service with the Predecessor. As a result, Mr. King did not satisfy the independence standards established by NASDAQ until May 18, 2008, although he did satisfy the independence standards established by the SEC for Audit Committee membership at the time of his appointment. Since May 18, 2008, Mr. King has satisfied the NASDAQ independence standards.

There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the Board of Directors in determining that any of the directors are independent.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid to PricewaterhouseCoopers LLP for audit services rendered in connection with the Company’s consolidated financial statements, and reports for the year ended December 31, 2008 and the year ended December 31, 2007, and for other services rendered during the year ended December 31, 2008 and December 31, 2007 on behalf of the Company and its subsidiaries:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$1,876,500	$1,990,000
Audit-Related Fees	192,000	357,000
Tax Fees	318,326	131,000
All Other Fees	—	—

Total Fees	$2,386,826	$2,478.000

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include auditing work on proposed transactions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to international tax compliance and assistance with domestic and international tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting.

Pre-approval of Audit and Permissible Non-audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more Audit Committee members. If so delegated, such Audit Committee member must report any pre-approval decision by him to the Audit Committee at its first meeting after the pre-approval was obtained.

All of the fees paid in 2007 and 2008 in the above table were approved by the Audit Committee in conformity with its pre-approval process or pursuant to the SEC’s waiver of pre-approval process.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements listed in the Index to the Consolidated Financial Statements, filed as part of the Original Filing.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits listed at the end of this Amendment are filed as part of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2009.

WARNER CHILCOTT LIMITED

By:	/s/ PAUL HERENDEEN
Name:	Paul Herendeen
Title:	Executive Vice President and Chief Financial Officer

Exhibit No.	Description
2.1	Implementation Agreement, dated October 27, 2004, among the Consortium Members (as defined therein), Waren Acquisition Limited and Warner Chilcott PLC and Second Supplemental Agreement thereto, dated November 16, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

3.1	Memorandum of Association of Warner Chilcott Limited (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 15, 2006, Registration No. 333-134893)

3.2	Bye-Laws of Warner Chilcott Limited (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

4.1	Form of Common Stock Certificate (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

4.2	Indenture, dated January 18, 2005, among Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.3	Registration Rights Agreement dated January 18, 2005, among Warner Chilcott Corporation, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Representatives of the Several Purchasers (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.4	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (the “Amended and Restated Shareholders Agreement”) (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.5	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.6	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

4.7	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.1	Credit Agreement, dated as of January 18, 2005, among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., Credit Suisse First Boston as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc. and Credit

Exhibit No.	Description
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

10.2	Securities Purchase Agreement, dated January 18, 2005, by and among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Bain Capital Integral Investors II, L.P., BCIP Trust Associates III, and BCIP Trust Associates III-B, DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman II), L.P., J.P. Morgan Partners Global Investors A, L.P., Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee Parallel (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Cayman Fund V, L.P., Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees Securities Company II LLC, Putnam Investments Holdings, LLC, Thomas H. Lee Investors Limited Partnership, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V., AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V., Filbert Investment Pte Ltd and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.3	Purchase and Sale Agreement, dated as of May 3, 2004, among Pfizer Inc., Pfizer Pharmaceuticals LLC, Galen Holdings Public Limited Company and Warner Chilcott Company, Inc. (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.4	Option and License Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.5	Finished Product Supply Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.6	Transaction Agreement, by and between Galen Holdings PLC and Warner Chilcott PLC, dated May 4, 2000 (incorporated by reference to Warner Chilcott PLC’s Current Report on Form 8-K filed on May 15, 2000 (File No. 000-29364))

10.7	Estrace Transitional Support and Supply Agreement, between Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated by reference to Warner Chilcott PLC’s Current Report on Form 8-K filed on February 29, 2000 (File No. 000-29364) (the “Warner Chilcott PLC February 29, 2000 8-K”))

10.8	Ovcon Transitional Support and Supply Agreement, between Bristol-Myers Squibb Laboratories Company and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated by reference to Warner Chilcott PLC’s February 29, 2000 8-K)

Exhibit No.	Description
10.9	License and Distribution Agreement, dated as of December 31, 1997, between F H Faulding & Co Limited, A.C.N. 007 870 984, and Warner Chilcott PLC (incorporated by reference to Warner Chilcott PLC’s report on Form 10-K filed on March 30, 1999 for the year ended December 31, 1998 (File No. 000-29364))

10.10	Asset Purchase Agreement, between Bristol-Myers Squibb Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated by reference to Galen Holdings PLC’s Form F-1 filed on July 2, 2001 (File No. 333-64324) (the “Galen Holdings July 2, 2001 F-1”))

10.11	Supply Agreement, between Bristol-Myers Squibb Laboratories Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated by reference to Galen Holdings July 2, 2001 F-1)

10.12	Assignment, Transfer and Assumption Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated by reference to Galen Holdings PLC’s Annual Report on Form 20-F filed on January 2, 2003 for the year ended September 30, 2002 (File No. 333-12634))

10.13	Manufacturing Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated by reference to Galen Holdings PLC’s Annual Report on Form 20-F filed on December 31, 2003 for the year ended September 30, 2003 (File No. 333-12634) (the “Galen Holdings’ 2002-2003 20-F”))

10.14	Purchase and Sale Agreement (OCS) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated by reference to Galen Holdings’ 2002-2003 20-F)

10.15	Purchase and Sale Agreement (Femhrt) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated by reference to Galen Holdings’ 2002-2003 20-F)

10.16	Transitional Supply Agreement, dated March 27, 2003, between Galen (Chemicals) Limited and Pfizer Inc. (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.17	Co-promotion Agreement, effective May 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.18	Option Agreement, dated as of April 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to the Galen Holdings’ 2002-2003 20-F)

10.19	Development Agreement between LEO Pharma A/S and Galen (Chemicals) Limited, dated April 2, 2003 (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.20	Manufacturing Agreement, dated as of September 24, 1997, by and between Duramed Pharmaceuticals, Inc. and Warner-Lambert Company (assigned to Galen (Chemicals) Limited pursuant to the Purchase and Sale Agreement (Femhrt), among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003) (incorporated herein by reference to Galen Holdings’ 2002-2003 20-F)

10.21	Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Amendment No. 1 to the Annual Report on Form 20-F of Galen Holdings PLC, filed on January 5, 2004 for the year ended September 30, 2003 (File No. 333-12634))

10.22	Business Purchase Agreement, for the Sale and Purchase of the Business and Assets of Ivex Pharmaceuticals Limited, among Ivex Pharmaceuticals Limited, Galen Holdings, PLC, Gambro Northern Ireland Limited and Gambro BCT, Inc., dated April 28, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.23	Purchase and Sale Agreement, among Galen Holdings PLC, Nelag Limited, Galen Limited and Galen (Chemicals) Limited, dated April 28, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.24	Purchase and Sale Agreement among Galen Limited, Galen Holdings PLC, Galen (Chemicals) Limited and Nelag Limited, dated April 27, 2004 (incorporated herein by reference to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.25	Third Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Roger M. Boissonneault (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.26	Second Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and W. Carl Reichel (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.27	Second Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Anthony Bruno (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.28	Amended and Restated Severance Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Izumi Hara (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.29	Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Paul Herendeen (incorporated herein by reference to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.30	License, Supply and Development Agreement (“DC Agreement”), dated as of September 14, 2005, between Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.31	Addendum I, dated September 14, 2005, to Master Agreement, between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.32	Amended and Restated License and Supply Agreement (“Dovonex Agreement”), between Warner Chilcott Company, Inc. and LEO Pharma A/S, dated as of September 14, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.33	Right of First Refusal Agreement, between Warner Chilcott Company, Inc. and LEO Pharma A/S, dated as of September 14, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

Exhibit No.	Description
10.34	Asset Purchase Agreement, between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated as of September 30, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.35	First Amendment to Asset Purchase Agreement, effective as of January 1, 2006, to the Asset Purchase Agreement between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated September 30, 2005 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.36	Trademark Assignment, dated as of January 1, 2006, by and among Westwood-Squibb Pharmaceuticals, Inc., Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.37	Amendment, dated as of March 29, 2005, to the Credit Agreement, dated as of January 18, 2005, among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc. and the various lenders party thereto (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666)

10.38	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company Inc. and Pfizer Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on August 11, 2006, Commission File No. 333-126660)

10.39	Warner Chilcott Holdings Company, Limited 2005 Equity Incentive Plan, amended and restated as of August 31, 2006 (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

10.40	Amendment No. 2, dated as of April 25, 2006, to the Credit Agreement dated as of January 18, 2005 (as amended by the Amendment dated as of March 29, 2005, the “Credit Agreement”), among Warner Chilcott Holdings Company III, Limited, Warner Chilcott Corporation, Warner Chilcott Company, Inc., the Lenders (as defined in the introductory paragraph to the Credit Agreement), and Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent (incorporated herein by reference to the Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on May 12, 2006, Commission File No. 333-126660)

10.41	Waiver, dated September 25, 2006, to Section 3.1, Section 3.3 and Section 3.5(b) of the Option and License Agreement, between Barr and Galen (Chemicals) Limited, dated March 24, 2004, and to Section 2.1 of the Finished Product Supply Agreement between Barr and Galen (Chemicals) Limited, dated March 24, 2004 (incorporated herein by reference to the Registration Statement on Form S-1 filed on September 5, 2006, Registration No. 333-134893)

10.42	First Supplemental Indenture, dated October 19, 2006, among Warner Chilcott Corporation, Warner Chilcott Limited, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., Warner Chilcott Company, Inc., Warner Chilcott (US), Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to the Current Report on Form 8-K filed by Warner Chilcott Limited, Commission File No. 001-33039)

10.43	Amendment No. 3, dated as of January 29, 2007, to the Credit Agreement dated as of January 18, 2005 (as amended by the Amendment dated as of March 29, 2005 and Amendment No. 2 dated as of April 25, 2006, the “Credit Agreement”), among Warner Chilcott Holdings Company III, Limited,

Exhibit No.	Description
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

10.44	Form of Restricted Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.45	Form of Share Option Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.46	Form of Bonus Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.47	Form of Management Securities Purchase Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.48	Form of Strip Grant Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

10.49	Form of 2005 Restricted Share Award Agreement (incorporated herein by reference to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1**	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed in connection with the Original Filing.
**	Filed herewith.