Form 10-Q
period 2009-03-31
Warner Chilcott Ltd
filed 2009-05-11
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-33039

WARNER CHILCOTT LIMITED

(Exact name of Registrant as specified in its charter)

Bermuda	98-0496358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. - Employer Identification No.)

Unit 19 Ardee Business Park, Hale Street

Ardee, Co. Louth, Ireland

(Address of principal executive offices)

+353 41 685 6983

(Registrant’s telephone number)

Gibbons Building, 10 Queen Street, Suite 109 – First Floor, Hamilton HM11, Bermuda

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, the registrant had 251,306,456 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of March 31, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$30,308	$35,906
Accounts receivable, net	82,793	93,015
Inventories, net	61,478	57,776
Prepaid income taxes	964	109
Prepaid expenses and other current assets	76,030	69,704

Total current assets	251,573	256,510

Other assets:
Property, plant and equipment, net	63,357	60,908
Intangible assets, net	939,705	993,798
Goodwill	1,250,324	1,250,324
Other non-current assets	18,797	21,351

Total assets	$2,523,756	$2,582,891

LIABILITIES
Current liabilities:
Accounts payable	$14,767	$15,014
Accrued expenses and other current liabilities	149,424	151,753
Current portion of long-term debt	4,935	5,977

Total current liabilities	169,126	172,744

Other liabilities:
Long-term debt, excluding current portion	856,128	956,580
Other non-current liabilities	100,842	103,647

Total liabilities	1,126,096	1,232,971

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 251,822,983 and 251,294,256 shares issued and 251,310,705 and 250,781,978 shares outstanding	2,508	2,508
Additional paid-in capital	2,058,153	2,055,521
Accumulated deficit	(646,500)	(689,836)
Treasury stock, at cost (512,278 shares)	(6,352)	(6,352)
Accumulated other comprehensive (loss)	(10,149)	(11,921)

Total shareholders’ equity	1,397,660	1,349,920

Total liabilities and shareholders’ equity	$2,523,756	$2,582,891

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
REVENUE
Net sales	$239,024	$223,700
Other revenue	6,965	5,783

Total revenue	245,989	229,483

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	48,750	47,770
Selling, general and administrative	46,766	55,227
Research and development	23,872	12,180
Amortization of intangible assets	56,993	52,613
Interest (income)	(65)	(418)
Interest expense	18,082	24,436

INCOME BEFORE TAXES	51,591	37,675
Provision for income taxes	8,255	4,017

NET INCOME	$43,336	$33,658

Earnings per share:
Class A—Basic	$0.17	$0.13
Class A—Diluted	$0.17	$0.13

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,336	$33,658
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	3,026	2,925
Amortization of intangible assets	56,993	52,613
Amortization of deferred loan costs	2,566	1,559
Stock-based compensation expense	2,632	1,810
Changes in assets and liabilities:
Decrease / (increase) in accounts receivable, prepaid expenses and other current assets	3,882	(8,614)
(Increase) in inventories	(3,702)	(6,706)
(Decrease) in accounts payable, accrued expenses and other current liabilities	(1,517)	(13,832)
(Decrease) in income taxes and other, net	(1,857)	(66,095)

Net cash provided by / (used in) operating activities	105,359	(2,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(2,900)	(2,900)
Capital expenditures	(6,548)	(6,945)

Net cash (used in) investing activities	(9,448)	(9,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Term repayments under bank senior secured credit facility	(101,494)	(2,071)
Other	(15)	61

Net cash (used in) financing activities	(101,509)	(2,010)

Net (decrease) in cash and cash equivalents	(5,598)	(14,537)
Cash and cash equivalents, beginning of period	35,906	30,776

Cash and cash equivalents, end of period	$30,308	$16,239

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$9,919	$69,347

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”).

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

2. Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 of the Company’s 2008 audited consolidated financial statements included in the Annual Report.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board, destination. Recognition of revenue also requires reasonable assurance of the collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including; sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements with third parties. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. In 2009, the Company began to offer customer loyalty programs related to certain products. The Company estimates the accruals for these programs based on estimated redemption rates and certain historical data. The National Defense Authorization Act of 2008 authorized the Department of Defense (“DoD”) to access discounted pricing for pharmaceuticals dispensed at retail pharmacies to TRICARE beneficiaries (e.g., members of the US armed forces, their dependants and military retirees). In March 2009, DoD announced final regulations implementing this statute and, accordingly, the Company will have to pay rebates to DoD for purchases under this new program. In the quarter ending March 31, 2009, the Company recorded a reserve of $5,878 for its estimated liability under this program.

As of March 31, 2009 and December 31, 2008, the amounts related to these sales-related deductions included as a reduction of accounts receivable were $10,298 and $12,836, respectively. The amounts included in accrued liabilities were $87,708 and $76,683 (of which $62,621 and $61,282 related to reserves for product returns) as of March 31, 2009 and December 31, 2008, respectively. The provisions recorded for product returns were $11,979 and $15,302 in the quarters ended March 31, 2009 and 2008, respectively.

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of “other revenue”. Other revenue for the quarters ended March 31, 2009 and 2008 was $6,965 and $5,783, respectively.

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

The following is the calculation of EPS for the quarters ended March 31, 2009 and 2008, respectively:

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Net income available to common shareholders	$43,336	$33,658

Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	250,390,945	249,476,714
Dilutive effect of stock option grants and unvested restricted stock grants	212,584	1,086,621

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Diluted number of Class A common and potential Class A common shares outstanding	250,603,529	250,563,335

Earnings per common share:
Class A—Basic	$0.17	$0.13

Class A—Diluted	$0.17	$0.13

Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase Class A common shares	6,569,527	4,190,857

Unvested restricted stock grants	707,176	208,221

4. Derivatives

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) on January 1, 2009. Derivative financial instruments are measured at fair value as defined by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive income, depending on the timing and designated purpose of the derivative.

The Company entered into an interest rate swap contract covering a portion of its variable rate debt with affiliates of Morgan Stanley. The swap fixes the interest rate on the covered portion of the Company’s variable rate debt, hedging a portion of its exposure to potentially adverse movements in variable interest rates. The swap is accounted for in accordance with SFAS Nos. 133, 138, and 149 and is considered to be an effective cash flow hedge.

The terms of the swap as of March 31, 2009 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%

The interest rate swap effectively converts a portion of the variable rate debt under the Company’s senior secured credit facility to fixed rate debt. In prior years, and throughout the year ended December 31, 2008, the Company hedged a portion of its exposure to interest rate movements through the use of multiple interest rate swaps, all but one of which have since expired. These derivative instruments are designated as cash flow hedges with the related gains / (losses) recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The gains / (losses) were $1,948 and $(7,562) in the quarters ended March 31, 2009 and 2008, respectively.

The fair value of the Company’s interest rate swap is determined under Level 3 based upon unobservable market inputs provided by an independent third party financial institution as defined by SFAS 157. The reconciliation of the fair value (net of tax) of this interest rate swap is as follows:

Value of interest rate swap as of December 31, 2008	$(8,513)
Total gains included in other comprehensive income for the quarter ended March 31, 2009	1,948

Value of interest rate swap as of March 31, 2009	$(6,565)

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s $380,000 principal amount of 8.75% unsecured senior subordinated notes due 2015 (“Notes”) are publicly traded securities. The fair value of the Company’s Notes, based on available market quotes, was $364,800 ($380,000 book value) and $349,600 ($380,000 book value) as of March 31, 2009 and December 31, 2008, respectively.

5. Inventories

Inventories consist of the following:

	As of March 31, 2009	As of December 31, 2008
Finished goods	$50,797	$45,566
Work-in-progress/Bulk	2,800	3,859
Raw materials	7,881	8,351

Total	$61,478	$57,776

Amounts above are net of $13,230 and $12,965 related to inventory obsolescence reserves as of March 31, 2009 and December 31, 2008, respectively. Product samples are stated at the lower of cost or market value ($4,242 and $3,618 as of March 31, 2009 and December 31, 2008, respectively) and are included in prepaid expenses and other current assets.

6. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets as of March 31, 2009 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$307,738	$93,262
ESTROSTEP FE product family	199,100	174,302	24,798
ESTRACE Cream	411,000	176,133	234,867
FEMHRT product family	306,900	231,911	74,989
FEMRING	29,301	11,327	17,974
ESTRACE Tablets	31,500	8,925	22,575
FEMTRACE	10,695	3,013	7,682
DORYX	331,300	136,364	194,936
DOVONEX / TACLONEX product family	289,536	58,729	230,807
SARAFEM	57,800	57,800	—
DURICEF	29,000	29,000	—
MOISTUREL	10,900	3,085	7,815

Total Definite-lived intangible assets	2,108,032	1,198,327	909,705

Indefinite-lived intangible assets
Trademark	30,000		30,000

Total intangible assets, net	$2,138,032	$1,198,327	$939,705

Aggregate amortization expense related to intangible assets was $56,993 and $52,613 for the quarters ended March 31, 2009 and 2008, respectively. The Company continuously reviews its products’ remaining useful lives based on each product family’s estimated future cash flows. Estimated amortization expense based on current forecasts for the remainder of 2009 and for each of the next five years is as follows:

Amortization
2009	$162,281
2010	160,996
2011	130,684
2012	99,110
2013	80,889
2014	67,307

7. Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2009	As of December 31, 2008
Sales returns reserve	$62,621	$61,282
Provision for loss contracts	16,388	13,272
Obligations under product licensing agreements	12,181	14,363
Payroll, commissions, and employee costs	11,036	15,055
Advertising and promotion	10,263	6,534
Government rebates accrual	13,099	8,776
Interest payable	5,604	13,934
Research and development expense accruals	4,084	4,858
Deferred income	3,460	5,083
Professional fees	3,110	2,075
Income tax liabilities (1)	2,308	2,450
Other	5,270	4,071

Total	$149,424	$151,753

(1)    As of March 31, 2009 and December 31, 2008, all income tax liabilities were related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) reserves. In addition, FIN48 income tax reserves included as a component of other non-current liabilities as of March 31, 2009 and December 31, 2008 totaled $1,873 and $2,328, respectively.

8. Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, LLC (“WCCL”), entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing line loans, respectively, to WCC and WCCL. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250,000. However, the lenders are not committed to provide these additional tranches. Holdings III, WCC and WCCL are each borrowers and cross-guarantors under the senior secured credit facility. In addition, Holdings III’s significant subsidiaries are guarantors. As a result of making optional prepayments of $100,000 in the quarter ended March 31, 2009 on the term loan and delayed-draw term loan facilities that mature on January 18, 2012, the scheduled quarterly repayments of principal were reduced to $4,935 annually. The revolving credit facility matures January 18, 2011. As of March 31, 2009, there were no borrowings outstanding under the revolving credit facility.

8.75% Notes

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600,000 principal amount of 8.75% Notes. In October 2006, the Company redeemed $210,000 of the Notes using a portion of the proceeds from the Company’s initial public offering (“IPO”). During 2008, WCC purchased and retired $10,000 aggregate principal amount of its Notes, at a discount, in privately negotiated open market transactions. As of March 31, 2009, the Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à.r.l., the Company’s U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. As of March 31, 2009, the Notes were unsecured senior subordinated obligations of WCC, were guaranteed on an unsecured senior subordinated basis by the Guarantors and ranked junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

Components of Indebtedness

As of March 31, 2009, the Company’s outstanding funded debt included the following:

	Current Portion as of March 31, 2009	Long-Term Portion as of March 31, 2009	Total Outstanding as of March 31, 2009
Revolving credit loan	$—	$—	$—
Term loans	4,935	476,128	481,063
Notes	—	380,000	380,000

Total	$4,935	$856,128	$861,063

As of March 31, 2009, mandatory principal repayments of long-term debt in the remainder of 2009 and each of the five years ending December 31, 2010 through 2014 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2009	$3,701
2010	4,935
2011	3,701
2012	468,726
2013	—
2014	—
Thereafter	380,000

Total long-term debt	$861,063

9. Stock-Based Compensation

The Company’s stock-based compensation, including grants of non-qualified options to purchase Class A common shares and grants of restricted Class A common shares, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. Total stock-based compensation expense recognized for the quarters ended March 31, 2009 and 2008 was $2,632 and $1,810, respectively. Unrecognized future compensation expense was $20,512 as of March 31, 2009, which will be recognized as an expense over a remaining weighted average period of 1.23 years.

In establishing the value of the options on the grant dates, the Company used its actual historical volatility for its Class A common shares to estimate its expected future volatility at each grant date. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years. The Company assumed that the options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2009 Grants	2008 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	2.35 - 2.69%	2.24 – 3.98%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 8.0 years.

The following is a summary of equity award activity for unvested restricted Class A common shares in the period from December 31, 2008 through March 31, 2009:

	Class A Grants
(in thousands except per share amounts)	Number of Common Shares	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2008	530	$10.66
Granted shares	534	13.04
Repurchased shares	—	—
Vested shares	(250)	4.25
Forfeited shares	(6)	16.10

Unvested restricted Class A common shares at March 31, 2009	808	$14.18

The following is a summary of equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2008 through March 31, 2009:

	Class A Options
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at December 31, 2008	4,074	$3.95	$19.34
Granted options	2,589	4.76	12.50
Exercised options	—	—	—
Forfeited options	(94)	6.97	15.57

Balance at March 31, 2009	6,569	$4.22	$16.70

Vested and exercisable at March 31, 2009	2,542	$2.25	$20.87

The intrinsic value of non-qualified options to purchase Class A common shares is calculated as the difference between the closing price of the Company’s common stock and the exercise price of the options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase Class A common shares, that are “in the money” as of March 31, 2009, was zero.

10. Commitments and Contingencies

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT). This contingent obligation is payable quarterly and is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to this product totaled $2,900 in each of the quarters ended March 31, 2009 and 2008. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year	Amount
2009	$8,700
2010	2,900

Total	$11,600

Product Development Agreements with LEO Pharma A/S

In September 2005, the Company entered into agreements with LEO Pharma A/S (“LEO Pharma”) under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for the U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In May 2009, LEO Pharma agreed to temporarily suspend its development efforts with respect to a topical product for the treatment for psoriasis on the body (the “80-185 product”) and begin development efforts on a new dermatology product. In the event that LEO Pharma determines to continue development of the new product, it will be substituted for the 80-185 product under the existing agreements. In June 2008, the Company made a $40,000 milestone payment under this agreement as a result of the Food and Drug Administration’s (“FDA”) approval of the New Drug Application (“NDA”) for TACLONEX scalp. This $40,000 payment has been recorded as an intangible asset as part of the DOVONEX/TACLONEX product family and is being amortized over the product’s useful life. Under the product development agreement, the Company may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones that could aggregate up to $100,000. In addition, the Company agreed to pay a supply fee and royalties to LEO Pharma based on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

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

Other Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals, Inc. (“Paratek”) under which the Company acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an upfront fee of $4,000 and agreed to reimburse Paratek for research and development (“R&D”) expenses incurred during the term of the agreement. The Company may make additional payments to Paratek upon the achievement of various developmental milestones that could aggregate up to $24,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, the Company signed an agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) in the U.S. The Company paid $2,000 in connection with signing the agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, the Company paid $9,000 to Dong-A, which was included in R&D expense for the quarter ended March 31, 2009, upon the achievement of a developmental milestone under the agreement. The Company agreed to pay for all development costs incurred during the term of the agreement and may make an additional payment to Dong-A of $13,000 upon the achievement of a contractually-defined milestone. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the product.

In February 2009, the Company acquired the U.S. rights to NexMed Inc.’s (“NexMed”) topically applied alprostadil cream for the treatment of ED and the previous license agreement between the Company and NexMed relating to the product was terminated. Under the terms of the acquisition agreements, the Company paid NexMed an up-front payment of $2,500, which was included in R&D expense in the quarter ended March 31, 2009, and agreed to pay a milestone payment of $2,500 to NexMed upon the FDA’s approval of the product NDA. The Company is currently working to prepare its complete response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

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

The following discussion is limited to the Company’s material on-going legal proceedings:

Hormone Therapy Product Liability Litigation

Approximately 704 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered to, the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. Under the purchase and sale agreement pursuant to which the Company acquired FEMHRT from Pfizer Inc. (“Pfizer”) in 2003, the Company agreed to assume product liability exposure with respect to claims made against Pfizer after March 5, 2003 and tendered to the Company relating to FEMHRT products. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 704 suits that were filed against, or tendered to, the Company, 447 have been dismissed and 93 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 14 cases to plaintiffs’ counsel.

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

Patent Matters

As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd. (“Mayne”) submitted to the FDA for listing in the FDA’s Orange Book U.S. Patent No. 6,958,161 (the “161 patent”) covering the Company’s DORYX product, and potential generic competitors that had filed an Abbreviated New Drug Application (“ANDA”) prior to the listing of the 161 patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In November and December 2008, and January 2009, the Company and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan Pharmaceuticals Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets (“DORYX 100 and 75”). Those notice letters contend that the 161 patent is invalid, unenforceable or not infringed. In December 2008 and January 2009, the Company and Mayne filed lawsuits against each of the potential generic competitors in the United States District Court for the District of New Jersey, charging them with infringement of the 161 patent. In March 2009, the Company received the FDA’s response to a citizen petition that it had submitted requesting that the FDA impose a 30-month stay of approval on ANDAs referencing DORYX 100 and 75 that were filed prior to the listing of the 161 patent under the transition rules of the QI Act. In its joint-response to the citizen petitions of the Company and several other petitioners, the FDA took the position that a 30-month stay would not apply to approvals for such ANDAs. No trial date has been set in the patent infringement lawsuits. While the Company and Mayne intend to vigorously defend the 161 patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the district court will find that the defendants’ ANDAs referencing DORYX 100 and 75 will infringe the 161 patent or that a generic equivalent of DORYX 100 and 75 will not be approved and enter the market prior to the expiration of the 161 patent in 2022.

In March 2009, the Company and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150 mg delayed-release tablets (“DORYX 150”). The notice letters contend that the 161 patent is invalid, unenforceable or not infringed. In March 2009, the Company and Mayne filed a lawsuit against Impax in the United States District Court for the District of New Jersey, charging Impax with infringement of the 161 patent. In May 2009, the Company and Mayne filed a lawsuit against Mylan in the United States District Court for the District of New Jersey charging Mylan with infringement of the 161 patent. No trial dates have been set. The Company believes that the FDA will stay approval of Impax’s and Mylan’s generic versions of DORYX 150 for up to 30 months, while the cases are pending in the district court. While the Company and Mayne intend to vigorously defend the 161 patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the district court will find that the defendants’ ANDAs referencing DORYX 150 will infringe the 161 patent or that a generic equivalent of DORYX 150 will not be approved and enter the market prior to the expiration of the 161 patent in 2022.

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

On April 25, 2008, the Company reached an agreement in principle to settle the class action lawsuit. The terms of the settlement included a cash payment of $16,500, which was made to the plaintiffs in 2008. The majority of the settlement was funded by insurance proceeds and did not have a material adverse impact on the Company’s financial position, results of operations or cash flows. The settlement was submitted to the District Court for approval at a fairness hearing held on April 30, 2009. No shareholder objected to or opted out of the settlement. The District Court reserved decision. If approved, the settlement will resolve all claims asserted against the Company and the other defendants in this case.

12. Income Taxes

The Company operates primarily in five tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The Company’s effective tax rates for the quarters ended March 31, 2009 and 2008 were 16.0% and 10.7%, respectively. The increase in the effective tax rate for the quarter ended March 31, 2009 was due primarily to the Company’s current expectation that a higher proportion of its consolidated pretax income will be earned in the U.S. compared to the prior year quarter. The effective income tax rates for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, as well as the overall level of consolidated income before income taxes.

As of March 31, 2009 and December 31, 2008, the Company’s liability for unrecognized tax benefits was $3,245 and $3,527, respectively, excluding interest and penalties, if any. The unrecognized tax benefits that would impact the effective tax rate, if recognized, were $3,245 and $3,527 as of March 31, 2009 and December 31, 2008, respectively. During the quarters ended March 31, 2009 and 2008, the Company recorded approximately $0 and $710 in interest, respectively, in its provision for income taxes. Included in income tax liabilities as of March 31, 2009 and December 31, 2008 were approximately $1,076 and $1,242 of interest, respectively. The Company also includes penalties, when applicable, as a component of its provision for income taxes.

13. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following is selected statement of operations information for the quarters ended March 31, 2009 and 2008:

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Revenue by country of origin:
United States	$239,043	$219,641
All other countries	6,946	9,842

Total revenue	$245,989	$229,483

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Revenue breakdown by product:
Product net sales:
LOESTRIN 24 FE	$52,365	$46,871
FEMCON FE	12,939	10,761
ESTROSTEP FE*	5,144	4,682
OVCON 35/50*	2,725	2,730
ESTRACE Cream	23,223	19,237
FEMHRT	12,692	16,028

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
FEMRING	3,825	3,502
DORYX	50,383	35,127
TACLONEX	36,583	36,861
DOVONEX*	28,004	33,161
SARAFEM	4,084	4,419
Other products	3,382	3,128
Contract manufacturing product sales	3,675	7,193

Total product net sales	239,024	223,700

Other revenue:
Royalty revenue	6,965	5,783

Total revenue	$245,989	$229,483

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

The following is selected balance sheet information as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009	As of December 31, 2008
Property, plant and equipment, net:
United States	$16,515	$16,599
Puerto Rico	38,263	34,921
United Kingdom	8,579	9,388

Total	$63,357	$60,908

14. Guarantor and Non-Guarantor Condensed Consolidated Financial Information

The following financial information is presented to segregate the financial results of the Company, WCC (the issuer of the Notes), the guarantor subsidiaries of the Notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee WCC’s obligation under the Notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

As of March 31, 2009, the Company, Holdings III and Warner Chilcott Intermediate (Luxembourg) S.à r.l. (the direct parent of WCC) were guarantors of the Notes. In addition, WCCL and Warner Chilcott (US), LLC (together, the “Subsidiary Guarantors”) were guarantors of the Notes. Warner Chilcott Holdings Company II, Limited (“Holdings II”) is the direct parent of Holdings III and was not a guarantor of the Notes. Holdings II is a wholly-owned subsidiary of the Company and its only material non-current asset is the capital stock of Holdings III. Certain subsidiaries are in the process of dissolution and are expected to be formally dissolved prior to September 30, 2009. All assets, rights and liabilities of each entity were transferred to, and assumed by, WCCL as of December 31, 2008.

The following financial information presents the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, and the related statements of operations and cash flows for the quarters ended March 31, 2009 and 2008.

Condensed Consolidating Balance Sheets as of March 31, 2009

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$290	$4	$59	$241	$740	$23,939	$5,035	$—	$30,308
Accounts receivable, net	—	—	—	—	—	82,234	559	—	82,793
Intercompany	—	—	6,557	4,014	—	92,233	—	(102,804)	—
Inventories	—	—	—	—	—	59,303	2,175	—	61,478
Prepaid expenses & other current assets	314	—	—	—	11,587	62,031	3,062	—	76,994

Total Current Assets	604	4	6,616	4,255	12,327	319,740	10,831	(102,804)	251,573

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	54,778	8,579	—	63,357
Intangible assets, net	—	—	—	—	—	921,731	17,974	—	939,705
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	11,093	7,704	—	—	18,797
Investments in subsidiaries	1,407,687	1,407,731	1,400,984	825,926	1,577,446	—	—	(6,619,774)	—

Total Assets	$1,408,291	$1,407,735	$1,407,600	$830,181	$1,600,866	$2,554,277	$37,384	$(6,722,578)	$2,523,756

Liabilities
Current Liabilities:
Accounts payable	$1	$—	$7	$21	$—	$12,437	$2,301	$—	$14,767
Intercompany	9,228	54	—	—	61,764	2,987	28,771	(102,804)	—
Accrued expenses & other current liabilities	1,402	—	—	3	5,550	141,922	547	—	149,424
Current portion of long-term debt	—	—	—	—	1,291	3,644	—	—	4,935

Total Current Liabilities	10,631	54	7	24	68,605	160,990	31,619	(102,804)	169,126

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	503,618	352,510	—	—	856,128
Other non-current liabilities	—	—	—	—	—	96,369	4,473	—	100,842

Total Liabilities	10,631	54	7	24	572,223	609,869	36,092	(102,804)	1,126,096

Shareholders’ Equity	1,397,660	1,407,681	1,407,593	830,157	1,028,643	1,944,408	1,292	(6,619,774)	1,397,660

Total Liabilities and Shareholders’ Equity	$1,408,291	$1,407,735	$1,407,600	$830,181	$1,600,866	$2,554,277	$37,384	$(6,722,578)	$2,523,756

Condensed Consolidating Balance Sheets as of December 31, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Assets
Current Assets:
Cash and cash equivalents	$428	$7	$63	$202	$452	$29,367	$5,387	$—	$35,906
Accounts receivable, net	3	—	—	—	4	92,811	197	—	93,015
Intercompany	—	—	6,570	4,095	—	54,492	—	(65,157)	—
Inventories	—	—	—	—	—	55,868	1,908	—	57,776
Prepaid expenses & other current assets	260	—	—	—	—	66,146	3,407	—	69,813

Total Current Assets	691	7	6,633	4,297	456	298,684	10,899	(65,157)	256,510

Other Assets:
Property, plant & equipment, net	—	—	—	—	—	51,520	9,388	—	60,908
Intangible assets, net	—	—	—	—	—	974,576	19,222	—	993,798
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	12,073	9,278	—	—	21,351
Investments in subsidiaries	1,357,585	1,357,618	1,350,847	812,433	1,557,362	—	—	(6,435,845)	—

Total Assets	$1,358,276	$1,357,625	$1,357,480	$816,730	$1,569,891	$2,584,382	$39,509	$(6,501,002)	$2,582,891

Liabilities
Current Liabilities:
Accounts payable	$—	$—	$—	$—	$—	$13,979	$1,035	$—	$15,014
Intercompany	8,136	46	—	—	5,560	21,609	29,806	(65,157)	—
Accrued expenses & other current liabilities	220	—	—	8	13,869	136,495	1,161	—	151,753
Current portion of long-term debt	—	—	—	—	1,606	4,371	—	—	5,977

Total Current Liabilities	8,356	46	—	8	21,035	176,454	32,002	(65,157)	172,744

Other Liabilities:
Long-term debt, excluding current portion	—	—	—	—	533,705	422,875	—	—	956,580
Other non-current liabilities	—	—	—	—	—	98,650	4,997	—	103,647

Total Liabilities	8,356	46	—	8	554,740	697,979	36,999	(65,157)	1,232,971

Shareholders’ Equity	1,349,920	1,357,579	1,357,480	816,722	1,015,151	1,886,403	2,510	(6,435,845)	1,349,920

Total Liabilities and Shareholders’ Equity	$1,358,276	$1,357,625	$1,357,480	$816,730	$1,569,891	$2,584,382	$39,509	$(6,501,002)	$2,582,891

Condensed Consolidating Statements of Operations for the quarter ended March 31, 2009

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$245,989	$2,085	$(2,085)	$245,989
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	50,521	314	(2,085)	48,750
Selling, general & administrative	2,362	11	24	52	97	42,840	1,376	4	46,766
Research and development	—	—	—	6	—	23,211	655	—	23,872
Amortization of intangible assets	—	—	—	—	—	55,749	1,244	—	56,993
Interest (income)	—	—	—	—	(1)	(57)	(7)	—	(65)
Interest expense	—	—	—	—	10,629	7,453	—	—	18,082

(Loss) / income before income taxes	(2,362)	(11)	(24)	(58)	(10,725)	66,272	(1,497)	(4)	51,591
Income tax (benefit) / provision	—	—	—	—	(4,136)	12,669	(278)	—	8,255
Equity in earnings / (losses) of subsidiaries	45,698	45,709	45,733	13,492	20,081	—	—	(170,713)	—

Net income / (loss)	$43,336	$45,698	$45,709	$13,434	$13,492	$53,603	$(1,219)	$(170,717)	$43,336

Condensed Consolidating Statements of Operations for the quarter ended March 31, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$229,483	$19,635	$(19,635)	$229,483
Costs, expenses and other:
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	53,328	1,025	(6,583)	47,770
Selling, general & administrative	1,786	15	15	37	134	64,991	1,305	(13,056)	55,227
Research and development	—	—	—	2	—	11,902	276	—	12,180
Amortization of intangible assets	—	—	—	—	—	43,991	8,622	—	52,613
Interest (income)	(11)	—	(8)	—	(13)	(338)	(48)	—	(418)
Interest expense	—	—	—	—	12,758	11,678	—	—	24,436

(Loss) / income before income taxes	(1,775)	(15)	(7)	(39)	(12,879)	43,931	8,455	4	37,675
Income tax (benefit) / provision	—	—	—	—	(4,966)	8,535	448	—	4,017
Equity in earnings / (losses) of subsidiaries	35,433	35,448	35,455	7,547	15,460	—	—	(129,343)	—

Net income / (loss)	$33,658	$35,433	$35,448	$7,508	$7,547	$35,396	$8,007	$(129,339)	$33,658

Condensed Consolidating Statements of Cash Flows for quarter ended March 31, 2009

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) / provided by operating activities	$(138)	$(3)	$(4)	$39	$30,689	$74,936	$(160)	$—	$105,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(2,900)	—	—	(2,900)
Capital expenditures	—	—	—	—	—	(6,356)	(192)	—	(6,548)

Net cash (used in) investing activities	—	—	—	—	—	(9,256)	(192)	—	(9,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Term repayments under bank senior secured credit facility	—	—	—	—	(30,401)	(71,093)	—	—	(101,494)
Other	—	—	—	—	—	(15)	—	—	(15)

Net cash (used in) financing activities	—	—	—	—	(30,401)	(71,108)	—	—	(101,509)

Net (decrease) / increase in cash and cash equivalents	$(138)	$(3)	$(4)	$39	$288	$(5,428)	$(352)	$—	$(5,598)

Condensed Consolidating Statements of Cash Flows for quarter ended March 31, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) / provided by operating activities	$(764)	$(8)	$(56)	$(66)	$(222)	$2,395	$(3,961)	$—	$(2,682)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	—	—	—	(2,900)	—	—	(2,900)
Capital expenditures	—	—	—	—	—	(6,719)	(226)	—	(6,945)

Net cash (used in) investing activities	—	—	—	—	—	(9,619)	(226)	—	(9,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Term repayments under bank senior secured credit facility	—	—	—	—	(533)	(1,538)	—	—	(2,071)
Other	100	—	—	—	—	(39)	—	—	61

Net cash provided by / (used in) financing activities	100	—	—	—	(533)	(1,577)	—	—	(2,010)

Net (decrease) in cash and cash equivalents	$(664)	$(8)	$(56)	$(66)	$(755)	$(8,801)	$(4,187)	$—	$(14,537)

15. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported separately in shareholders’ equity to be included in other comprehensive income / (loss). The components of accumulated other comprehensive income / (loss) for the Company consist of foreign currency translation adjustments and unrealized gains / (losses) on interest rate swap contracts. Other comprehensive income was $45,108 and $25,950 for the quarters ended March 31, 2009 and 2008, respectively.

The components of accumulated other comprehensive (loss) consist of:

	As of March 31, 2009	As of December 31, 2008
Cumulative translation adjustment	$(3,584)	$(3,408)
Unrealized (loss) on interest rate swaps (net of tax)	(6,565)	(8,513)

Total	$(10,149)	$(11,921)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report and elsewhere in this Form 10-Q.

Summary

The following are certain significant events that occurred during the quarter ended March 31, 2009:

•	In January 2009, we entered into settlement and license agreements with Watson Pharmaceuticals, Inc. to resolve pending patent litigation relating to FEMCON FE and LOESTRIN 24 FE;

•

In February 2009, we acquired the U.S. rights to NexMed, Inc.’s (“NexMed”) topically applied alprostadil cream for the treatment of erectile dysfunction (“ED”) and the previous license agreement between the Company and NexMed relating to the product was terminated. We paid an upfront fee of $2.5 million (which was included in research and development expense (“R&D”) in the quarter ended March 31, 2009) and agreed to make an additional payment of $2.5 million upon Food and Drug Administration (“FDA”) approval of the New Drug Application (“NDA”);

•

In March 2009, we paid $9.0 million to Dong-A PharmTech Co. Ltd. (“Dong-A”), which was included in R&D in the quarter ended March 31, 2009, upon the achievement of a developmental milestone under our existing agreement for the development of an orally-administered udenafil product for the treatment of ED;

•

In March 2009, we received the FDA’s response to our citizen petition requesting that the FDA impose a 30-month stay of approval on Abbreviated New Drug Applications (“ANDAs”) referencing DORYX 100 and 75 mg that were filed prior to the listing of the 161 patent under the transition rules of the QI Program Supplemental Funding Act of 2008. In its joint response to our and several other petitioners’ citizen petitions, the FDA took the position that a 30-month stay would not apply to approvals for such ANDAs. We do believe, however, that the FDA will stay for up to 30 months the approval of ANDAs submitted after the listing of the 161 patent by Impax Laboratories, Inc. and Mylan Pharmaceuticals Inc. for generic versions of DORYX 150 mg, while our lawsuits against such companies are pending in district court;

•	In March 2009, we submitted an NDA for a low-dose oral contraceptive, to the FDA;

•	On March 31, 2009, we made optional prepayments aggregating $100.0 million of our term loan indebtedness under our senior secured credit facility; and

•	Our revenue for the quarter ended March 31, 2009 was $246.0 million and our net income was $43.3 million.

Operating Results for the quarters ended March 31, 2009 and 2008

Revenue

The following table sets forth our unaudited revenue for the quarters ended March 31, 2009 and 2008, as well as the corresponding dollar and percentage change:

	Quarter Ended March 31,		Increase (decrease)
(dollars in millions)	2009	2008	Dollars	Percent
Oral contraceptives
LOESTRIN 24 FE	$52.4	$46.9	$5.5	11.7%
FEMCON FE	12.9	10.8	2.1	20.2%
ESTROSTEP FE*	5.1	4.7	0.4	9.9%
OVCON 35/50*	2.7	2.7	—	—

Subtotal	73.1	65.1	8.0	12.5%
Hormone therapy (“HT”)
ESTRACE Cream	23.2	19.2	4.0	20.7%
FEMHRT	12.7	16.0	(3.3)	(20.8)%
FEMRING	3.8	3.5	0.3	9.2%
Other HT products	2.5	2.9	(0.4)	(16.1)%

Subtotal	42.2	41.6	0.6	1.2%
Dermatology
DORYX	50.4	35.1	15.3	43.4%
TACLONEX	36.6	36.9	(0.3)	(0.8)%
DOVONEX*	28.0	33.2	(5.2)	(15.6)%

Subtotal	115.0	105.2	9.8	9.3%
Pre-menstrual dysphoric disorder (“PMDD”)
SARAFEM	4.1	4.4	(0.3)	(7.6)%
Other product net sales
Other	0.9	0.2	0.7	363.5%
Contract manufacturing	3.7	7.2	(3.5)	(48.9)%

Total product net sales	239.0	223.7	15.3	6.9%
Other revenue
Royalty revenue	7.0	5.8	1.2	20.4%

Total revenue	$246.0	$229.5	$16.5	7.2%

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

Revenue in the quarter ended March 31, 2009 was $246.0 million, an increase of $16.5 million, or 7.2%, over the same quarter in the prior year. The primary drivers of the increase in revenue were the net sales of DORYX, LOESTRIN 24 FE and ESTRACE CREAM, which together contributed $24.8 million of revenue growth for the quarter ended March 31, 2009, compared to the prior year quarter. The growth delivered by these products was partially offset by net sales declines in certain other products, primarily DOVONEX and FEMHRT. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand.

Net sales of our oral contraceptive products increased $8.0 million, or 12.5%, in the quarter ended March 31, 2009, compared with the prior year quarter. LOESTRIN 24 FE generated revenues of $52.4 million in the quarter ended March 31, 2009, an increase of 11.7%, compared with $46.9 million in the prior year quarter. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 8.1% in the quarter ended March 31, 2009 and higher average selling prices compared to the prior year quarter, offset in part by the impact of higher sales-related deductions. FEMCON FE generated revenues of $12.9 million in the quarter ended March 31, 2009, compared to $10.8 million in the prior year quarter. The increase in FEMCON FE net sales in the quarter ended March 31, 2009 was primarily due to an increase in filled prescriptions of 15.8% and higher average selling prices compared to the prior year quarter.

Net sales of our dermatology products increased $9.8 million, or 9.3%, in the quarter ended March 31, 2009 as compared to the prior year quarter. Net sales of DORYX increased $15.3 million, or 43.4%, in the quarter ended March 31, 2009, compared to the prior year quarter, primarily due to a 22.6% increase in filled prescriptions, as well as higher average selling prices. The increase in filled prescriptions, primarily relating to DORYX 150 mg, was due to increased promotional efforts behind DORYX 150 mg, including our recently launched customer loyalty card program. Net sales of TACLONEX decreased $0.3 million, or 0.8%, to $36.6 million in the quarter ended March 31, 2009, compared to $36.9 million in the prior year quarter. As filled prescriptions on a per-gram basis were essentially flat compared to the prior year quarter, the decrease in net sales was primarily the result of higher sales-related deductions during the quarter ended March 31, 2009 and a contraction in pipeline inventories relative to the prior year period. This decrease was partially offset by higher average selling prices compared to the prior year quarter. Net sales of DOVONEX decreased $5.2 million, or 15.6%, in the quarter ended March 31, 2009 compared to the prior year quarter. The decline in DOVONEX net sales in the quarter ended March 31, 2009 was due primarily to decreases in filled prescriptions of 24.6% and increases in sales-related deductions during the 2009 quarter, which were partially offset by higher average selling prices and an expansion of pipeline inventories relative to the prior year period. The decline in filled prescriptions was due primarily to customers switching to other therapies, as well as, the introduction of generic versions of DOVONEX Solution into the market in the second quarter of 2008, including our authorized generic product. We expect DOVONEX net sales to continue to decline due to competition from other therapies and generic competition, specifically related to DOVONEX Solution.

Net sales of our hormone therapy products increased $0.6 million, or 1.2%, in the quarter ended March 31, 2009 compared to the prior year quarter. Net sales of ESTRACE Cream increased $4.0 million, or 20.7%, in the quarter ended March 31, 2009 compared to the prior year quarter. We began modest promotional efforts for ESTRACE Cream during the quarter ended March 31, 2009. As a result, filled prescriptions of ESTRACE Cream increased 15.4% compared to the prior year quarter. Also impacting net sales of ESTRACE Cream were higher average selling prices as compared to the prior year quarter, offset in part by a contraction of pipeline inventories relative to the prior year period. Net sales of FEMHRT decreased $3.3 million, or 20.8%, in the quarter ended March 31, 2009 compared to the prior year quarter. Filled prescriptions of FEMHRT decreased 14.7% in the quarter ended March 31, 2009 compared with the prior year quarter. The resulting decrease in net sales from decreased prescription demand, coupled with higher sales-related deductions was partially offset by higher average selling prices compared to the prior year quarter.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters ended March 31, 2009 and 2008:

(dollars in millions)	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	$ Change	Percent Change
Product net sales	$239.0	$223.7	$15.3	6.9%

Cost of sales (excluding amortization)	$48.8	$47.8	$1.0	2.1%

Cost of sales percentage	20.4%	21.4%

Cost of sales increased $1.0 million, or 2.1%, in the quarter ended March 31, 2009 compared with the prior year quarter, primarily due to the 6.9% increase in product net sales. Our cost of sales, as a percentage of product net sales, decreased from 21.4% in the quarter ended March 31, 2008 to 20.4% in the quarter ended March 31, 2009. The decrease is primarily due to the mix of products sold, offset in part by increases in manufacturing costs.

Selling, General & Administrative (“SG&A”) expenses

SG&A expenses were comprised of the following expenses for the quarters ended March 31, 2009 and 2008:

(dollars in millions)	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$7.7	$17.2	$(9.5)	(55.5)%
Selling and Distribution	22.9	23.6	(0.7)	(3.2)%
General, Administrative and Other (“G&A”)	16.2	14.4	1.8	12.8%

Total SG&A expenses	$46.8	$55.2	$(8.4)	(15.3)%

SG&A expenses for the quarter ended March 31, 2009 were $46.8 million, a decrease of $8.4 million, or 15.3%, from $55.2 million in the prior year quarter. A&P expenses for the quarter ended March 31, 2009 decreased $9.5 million, or 55.5%, compared with the prior year quarter, due primarily to an $8.1 million decrease in direct-to-consumer advertising and a decrease in other promotional spending. Selling and distribution expenses for the quarter ended March 31, 2009 decreased $0.7 million, or 3.2%, compared to the prior year quarter, primarily due to a reduction in the size of our field sales forces beginning in the first quarter of 2009. G&A expenses in the quarter ended March 31, 2009 increased $1.8 million, or 12.8%, compared to the prior year quarter, primarily due to an increase in compensation expenses, including non-cash stock-based compensation, and an increase in professional fees.

R&D

Our investment in R&D for the quarter ended March 31, 2009 was $23.9 million, an increase of $11.7 million, or 96.0%, compared with the prior year quarter. Included in the quarter ended March 31, 2009 was a $9.0 million payment to Dong-A upon the achievement of a developmental milestone under our existing agreement for an orally-administered udenafil product for the treatment of ED. Also included in the quarter ended March 31, 2009 was a $2.5 million payment to NexMed in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of ED. Excluding the $11.5 million of payments to Dong-A and NexMed during the quarter ended March 31, 2009, R&D expenditures were essentially flat compared to the prior year quarter.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended March 31, 2009 and 2008 were $57.0 million and $52.6 million, respectively. The increase in the quarter ended March 31, 2009 compared to the prior year quarter was due to the acceleration of amortization of the OVCON / FEMCON FE product family in the quarter ended December 31, 2008. We continuously review our products’ remaining useful lives based on each product family’s estimated future cash flows. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”)

Net interest expense for the quarter ended March 31, 2009 was $18.0 million, a decrease of $6.0 million, or 25.0%, from $24.0 million in the prior year quarter. Included in net interest expense in the quarter ended March 31, 2009 was $1.3 million relating to the write-off of deferred loan costs associated with the optional prepayment of $100.0 million of indebtedness under our senior secured credit facility. We did not make any optional prepayments of debt during the quarter ended March 31, 2008. The decrease in net interest expense in the quarter ended March 31, 2009 was primarily the result of cumulative reductions in outstanding debt during 2008 which reduced the average debt balance outstanding from $1,200.2 million in the quarter ended March 31, 2008 to $962.6 million in the quarter ended March 31, 2009. The cumulative reduction in the average debt level is the result of optional prepayments and purchases made using cash flows from operations and cash on hand, net of investing activities.

Income taxes

Our effective tax rates for the quarters ended March 31, 2009 and 2008 were 16.0% and 10.7%, respectively. The increase in the effective tax rate for the quarter ended March 31, 2009 was due primarily to our current expectation that a higher proportion of our consolidated pretax income will be earned in the U.S. compared to the prior year quarter. The effective income tax rates for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which we operate, as well as the overall level of consolidated income before income taxes.

Net income

Due to the factors described above, we reported net income of $43.3 million and $33.7 million in the quarters ended March 31, 2009 and 2008, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At March 31, 2009, our cash on hand was $30.3 million, as compared to $35.9 million at December 31, 2008. As of March 31, 2009 our debt, net of cash on hand, was $830.7 million and consisted of $481.0 million of outstanding borrowings under our senior secured credit facility and $380.0 million aggregate principal amount of our outstanding 8.75% Senior Subordinated Notes due 2015 (“Notes”).

The following table summarizes our net (decrease) in cash and cash equivalents:

(Dollars in millions)	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Net cash provided by / (used in) operating activities	$105.3	$(2.7)
Net cash (used in) investing activities	(9.4)	(9.8)
Net cash (used in) financing activities	(101.5)	(2.0)

Net (decrease) in cash and cash equivalents	$(5.6)	$(14.5)

Our net cash provided by operating activities for the quarter ended March 31, 2009 increased $108.0 million compared with the prior year quarter. We reported net income of $43.3 million for the quarter ended March 31, 2009 compared with net income of $33.7 million in the prior year quarter. In the quarter ended March 31, 2009 we paid $9.9 million in respect of income taxes as compared to $69.3 million in the prior year period. During the quarter ended March 31, 2008, the income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS. Our liability for unrecognized tax benefits (including interest) under FIN48 which is expected to settle within the next twelve months is $2.3 million. Our liability for unrecognized tax benefits (including interest) under FIN48 which is expected to settle after twelve months is $1.9 million. Also impacting our cash flows from operating activities relative to the prior year quarter was a $9.0 million cash payment made in the quarter ended March 31, 2008 relating to the final settlement of our OVCON 35 litigation which was included in net income in the year ended December 31, 2007.

Our net cash used in investing activities during the quarter ended March 31, 2009 totaled $9.4 million, consisting of $2.9 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT, and $6.5 million relating to capital expenditures. The cash flows used in investing activities in the quarter ended March 31, 2008 consisted of $2.9 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT and $6.9 million of capital expenditures. We expect our capital expenditures in 2009 to increase significantly over the 2008 levels primarily due to continued investments in our Fajardo, Puerto Rico manufacturing facility.

Our net cash used in financing activities in the quarter ended March 31, 2009 was $101.5 million and included scheduled repayments of $1.5 million and optional prepayments of $100.0 million of indebtedness under our senior secured credit facility. We currently intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash used in financing activities in the quarter ended March 31, 2008 was primarily the result of our repayment of $2.1 million of debt under the senior secured credit facility.

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, LLC (“WCCL”), entered into a $1,790.0 million senior secured credit facility with Credit Suisse as administrative agent and lender, and other lenders. The senior secured credit facility consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing line loans, respectively, to WCC and WCCL. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250.0 million. However, the lenders are not committed to provide these additional tranches. Holdings III, WCC and WCCL are each borrowers and cross-guarantors under the senior secured credit facility. In addition, Holdings III’s significant subsidiaries are guarantors, including WC Luxco S.à r.l. and WC Pharmaceuticals I Limited which became guarantors on May 5, 2009, shortly after their formation in April 2009. The term loan and delayed-draw term loan facilities mature on January 18, 2012, with scheduled quarterly repayments of principal totaling $4.9 million annually beginning in the second quarter of 2008. The revolving credit facility matures January 18, 2011. As of March 31, 2009, there were no borrowings outstanding under the $150.0 million revolving credit facility.

8.75% Notes

On January 18, 2005, WCC, our wholly-owned U.S. subsidiary, issued $600.0 million principal amount of 8.75% Notes due 2015. In October 2006, we redeemed $210.0 million of the Notes using a portion of the proceeds from our initial public offering. In 2008, WCC purchased and retired $10.0 million aggregate principal amount of its Notes, at a discount, in privately negotiated open market transactions. As of March 31, 2009, the Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, Warner Chilcott Intermediate (Luxembourg) S.à r.l., our U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC. As of March 31, 2009, the Notes were guaranteed on an unsecured senior subordinated basis by the Guarantors and ranked junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility. On May 5, 2009, WC Luxco S.à r.l. and WC Pharmaceuticals I Limited guaranteed the Notes on an unsecured senior subordinated basis.

Components of Indebtedness

As of March 31, 2009, our outstanding funded debt included the following (dollars in millions):

	Current Portion as of March 31, 2009	Long- Term Portion as of March 31, 2009	Total Outstanding as of March 31, 2009
Revolving credit loan	$—	$—	$—
Term loans	4.9	476.1	481.0
Notes	—	380.0	380.0

Total	$4.9	$856.1	$861.0

As of March 31, 2009, mandatory principal repayments of long-term debt in the remainder of 2009 and each of the five years ending December 31, 2010 through 2014 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2009	$3.7
2010	4.9
2011	3.7
2012	468.7
2013	—
2014	—
Thereafter	380.0

Total long-term debt	$861.0

The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(6.6) million as of March 31, 2009) is at variable rates and reprices frequently. Our Notes are publicly traded securities. The fair value of the Notes, based on available market quotes, was $364.8 million as of March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We had no foreign currency option contracts as of March 31, 2009.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable interest rates. We have entered into an interest rate swap contract which fixes the interest rate on a portion of our variable rate debt. We have entered into the interest rate swap specifically to hedge a portion of our exposure to potentially adverse movements in variable interest rates. Based on variable rate debt levels of $281.0 million as of March 31, 2009, after taking into account the impact of our applicable interest rate swap, a 1.0% change in interest rates would impact net interest expense by approximately $0.7 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters ended March 31, 2009 and 2008.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b)	Changes in internal controls over financial reporting

During the quarter ended March 31, 2009 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 11” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2009 included in this Form 10-Q for a description of our significant current legal proceedings.

Item 1A.	Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2008, as amended, (“Annual Report”) should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our Annual Report are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our Annual Report or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 5.	Other Information

We have not set a date for the 2009 Annual Meeting of Shareholders.

Rule 14a-8 Proposal Deadline

The date of the 2009 Annual Meeting of Shareholders is expected to be more than 30 days after the anniversary of the 2008 Annual Meeting of Shareholders, which was held on May 8, 2008. Therefore, Rule l4a-8 under the Securities Exchange Act of 1934 requires shareholders to deliver proposals for inclusion in the proxy materials for such meeting within a reasonable period of time before we begin to print and send our proxy materials for the 2009 Annual Meeting of Shareholders. Rule 14a-8 proposals must be delivered to Warner Chilcott Limited at Unit 19 Ardee Business Park, Hale Street, Ardee, Co. Louth, Ireland, Attention: Corporate Secretary. Rule 14a-8 proposals must also comply with the requirements of Rule l4a-8, and may be omitted otherwise.

Our Bye-laws Advance Notice Deadline

Our Bye-laws establish an advance notice procedure with regard to certain matters, including shareholder proposals not included in our proxy statement or shareholder recommendations for nominees, to be brought before an annual meeting of shareholders. In accordance with our Bye-laws, in order to be properly brought before the 2009 Annual Meeting of Shareholders, a shareholder’s notice of the matter the shareholder wishes to present must have been delivered to Warner

Chilcott Limited at Gibbons Building, 10 Queen Street, Suite 109 – First Floor, Hamilton HM11, Bermuda, Attention: Corporate Secretary, not less than 120 days nor more than 150 days prior to the anniversary date on which we first mailed our proxy materials for the 2008 Annual Meeting of Shareholders. Therefore, to be presented at our 2009 Annual Meeting of Shareholders, such a proposal or nomination must have been received by us on or after November 6, 2008 but no later than December 6, 2008.

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

WARNER CHILCOTT LIMITED

Date: May 11, 2009	By:	/s/ Roger M. Boissonneault
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Paul Herendeen
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer