Form 10-Q
period 2009-06-30
Warner Chilcott Ltd
filed 2009-08-07
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 1, 2009, the registrant had 251,315,153 Class A common shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of June 30, 2009	As of December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$138,190	$35,906
Accounts receivable, net	98,428	93,015
Inventories, net	61,728	57,776
Prepaid income taxes	6,133	109
Prepaid expenses and other current assets	80,365	69,704

Total current assets	384,844	256,510

Other assets
Property, plant and equipment, net	77,725	60,908
Intangible assets, net	885,613	993,798
Goodwill	1,250,324	1,250,324
Other non-current assets	17,603	21,351

Total assets	$2,616,109	$2,582,891

LIABILITIES
Current liabilities
Accounts payable	$26,140	$15,014
Accrued expenses and other current liabilities	165,415	151,753
Current portion of long-term debt	4,935	5,977

Total current liabilities	196,490	172,744

Other liabilities
Long-term debt, excluding current portion	854,895	956,580
Other non-current liabilities	103,830	103,647

Total liabilities	1,155,215	1,232,971

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Class A common stock, par value $0.01 per share; 500,000,000 shares authorized; 251,823,414 and 251,294,256 shares issued and 251,311,136 and 250,781,978 shares outstanding	2,513	2,508
Additional paid-in capital	2,061,478	2,055,521
Accumulated deficit	(590,477)	(689,836)
Treasury stock, at cost (512,278 shares)	(6,352)	(6,352)
Accumulated other comprehensive (loss)	(6,268)	(11,921)

Total shareholders’ equity	1,460,894	1,349,920

Total liabilities and shareholders’ equity	$2,616,109	$2,582,891

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
REVENUE
Net sales	$245,565	$229,636	$484,589	$453,336
Other revenue	5,251	4,580	12,216	10,363

Total revenue	250,816	234,216	496,805	463,699

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	46,962	51,012	95,712	98,782
Selling, general and administrative	53,022	47,097	99,788	102,324
Research and development	11,945	12,546	35,817	24,726
Amortization of intangible assets	56,992	53,137	113,985	105,750
Interest (income)	(14)	(377)	(79)	(795)
Interest expense	15,215	24,968	33,297	49,404

INCOME BEFORE TAXES	66,694	45,833	118,285	83,508
Provision for income taxes	10,671	12,265	18,926	16,282

NET INCOME	$56,023	$33,568	$99,359	$67,226

Earnings per share:
Class A—Basic	$0.22	$0.13	$0.40	$0.27
Class A—Diluted	$0.22	$0.13	$0.40	$0.27

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,359	$67,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,426	6,049
Amortization of intangible assets	113,985	105,750
Amortization of deferred loan costs	3,771	4,235
Stock-based compensation expense	5,962	4,005
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid expenses and other current assets	(16,031)	(4,311)
(Increase) in inventories	(3,952)	(6,248)
Increase / (decrease) in accounts payable, accrued expenses and other current liabilities	23,437	(812)
(Decrease) in income taxes and other, net	(3,083)	(55,760)

Net cash provided by operating activities	229,874	120,134

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(5,800)	(45,800)
Capital expenditures	(19,033)	(10,013)

Net cash (used in) investing activities	(24,833)	(55,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Term repayments under bank senior secured credit facility	(102,727)	(74,142)
Other	(30)	255

Net cash (used in) financing activities	(102,757)	(73,887)

Net increase / (decrease) in cash and cash equivalents	102,284	(9,566)
Cash and cash equivalents, beginning of period	35,906	30,776

Cash and cash equivalents, end of period	$138,190	$21,210

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$22,195	$70,994

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 (“Annual Report”).

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

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board, destination. Recognition of revenue also requires reasonable assurance of the collection of a fixed amount of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including; sales returns, rebates, coupons and fee for service arrangements with certain distributors. Included in net sales are amounts earned under contract manufacturing agreements with third parties. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses.

In 2009, the Company initiated customer loyalty programs related to DORYX 150 mg, LOESTRIN 24 FE, and TACLONEX ointment 100mg. These customer loyalty programs cap the per prescription co-pay amount paid by our ultimate customers. The costs incurred by the Company in connection with the customer loyalty programs are considered sales-related deductions which reduce reported net sales. The Company estimates the accruals for these programs, which are included as a component of accrued advertising and promotion, based on estimated redemption rates, costs per redemption and other historical data. In March 2009, the Department of Defense (“DoD”) implemented the National Defense Authorization Act of 2008 authorizing the DoD to access discounted pricing for pharmaceuticals dispensed at retail pharmacies to TRICARE beneficiaries (e.g., members of the US armed forces, their dependants and military retirees). Accordingly, the Company is required to pay rebates to the DoD for purchases under this new program. The TRICARE rebates are reflected as a reduction of net sales.

As of June 30, 2009 and December 31, 2008, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $12,040 and $12,836, respectively. The amounts included in accrued liabilities were $99,330 and $76,683 (of which $63,308 and $61,282 related to reserves for product returns) as of June 30, 2009 and December 31, 2008, respectively. The provisions recorded for product returns were $11,053 and $19,584 in the quarters ended June 30, 2009 and 2008, respectively, and were $23,032 and $34,886 in the six months ended June 30, 2009 and 2008, respectively.

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of “other revenue”. Other revenue for the quarters ended June 30, 2009 and 2008 was $5,251 and $4,580, respectively, and for the six months ended June 30, 2009 and 2008 was $12,216 and $10,363, respectively.

Subsequent Events

The Company evaluates subsequent events for matters that existed as of the balance sheet date up through the issuance date of this report on August 7, 2009. As of August 7, 2009, there are no subsequent events that are required to be recognized or disclosed in the interim financial statements.

3. Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS also includes the weighted average dilutive effect of common stock equivalents for the respective periods.

The following is the calculation of EPS for the quarters and six months ended June 30, 2009 and 2008, respectively:

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income available to common shareholders	$56,023	$33,568	$99,359	$67,226

Weighted average number of common and potential Class A common shares outstanding:
Basic number of Class A common shares outstanding	250,502,666	249,693,566	250,477,140	249,585,273
Dilutive effect of stock option grants and unvested restricted stock grants	219,229	844,179	144,831	932,265

Diluted number of Class A common and potential Class A common shares outstanding	250,721,895	250,537,745	250,621,971	250,517,538

Earnings per common share:
Class A—Basic	$0.22	$0.13	$0.40	$0.27

Class A—Diluted	$0.22	$0.13	$0.40	$0.27

Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase Class A common shares	6,521,372	4,168,003	6,521,372	4,168,163

Unvested restricted stock grants	589,241	254,892	689,165	274,939

4. Derivatives

Derivative Financial Instruments

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) on January 1, 2009. Derivative financial instruments are measured at fair value as defined by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive income, depending on the timing and designated purpose of the derivative.

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

The terms of the swap as of June 30, 2009 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%

The interest rate swap effectively converts a portion of the variable rate debt under the Company’s senior secured credit facility to fixed rate debt. In prior years, the Company hedged a portion of its exposure to interest rate movements through the use of multiple interest rate swaps, all but one of which have since expired. The derivative instrument is designated as a cash flow hedge with the related gains / (losses) recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. The gains / (losses) were $1,665 and $7,439 in the quarters ended June 30, 2009 and 2008, respectively, and were $3,613 and ($123) in the six months ended June 30, 2009 and 2008, respectively.

The fair value of the Company’s interest rate swap is determined under Level 3 based upon unobservable market inputs provided by an independent third party financial institution as defined by SFAS 157. The reconciliation of the fair value (net of tax) of the interest rate swap is as follows:

Value of interest rate swap as of December 31, 2008	$(8,513)

Total gains included in other comprehensive income for the quarter ended March 31, 2009	1,948

Value of interest rate swap as of March 31, 2009	$(6,565)

Total gains included in other comprehensive income for the quarter ended June 30, 2009	1,665

Value of interest rate swap as of June 30, 2009	$(4,900)

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s $380,000 principal amount of 8.75% unsecured senior subordinated notes due 2015 (the “Notes”) are publicly traded securities. The fair value of the Company’s Notes, based on available market quotes, was $383,800 ($380,000 book value) and $349,600 ($380,000 book value) as of June 30, 2009 and December 31, 2008, respectively.

5. Inventories

Inventories consist of the following:

	As of June 30, 2009	As of December 31, 2008
Finished goods	$47,299	$45,566
Work-in-progress/Bulk	6,830	3,859
Raw materials	7,599	8,351

Total	$61,728	$57,776

Amounts above are net of $11,272 and $12,965 related to inventory obsolescence reserves as of June 30, 2009 and December 31, 2008, respectively. Product samples are stated at the lower of cost or market value ($3,304 and $3,618 as of June 30, 2009 and December 31, 2008, respectively) and are included in prepaid expenses and other current assets.

6. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets as of June 30, 2009 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$320,071	$80,929
ESTROSTEP FE product family	199,100	178,243	20,857
ESTRACE Cream	411,000	185,720	225,280
FEMHRT product family	309,800	247,795	62,005
FEMRING	29,301	12,570	16,731
ESTRACE Tablets	31,500	9,450	22,050
FEMTRACE	10,695	3,190	7,505
DORYX	331,300	144,114	187,186
DOVONEX / TACLONEX product family	289,536	64,096	225,440
SARAFEM	57,800	57,800	—
DURICEF	29,000	29,000	—
MOISTUREL	10,900	3,270	7,630

Total Definite-lived intangible assets	2,110,932	1,255,319	855,613

Indefinite-lived intangible assets
Trademark	30,000		30,000

Total intangible assets, net	$2,140,932	$1,255,319	$885,613

Aggregate amortization expense related to intangible assets was $56,992 and $53,137 for the quarters ended June 30, 2009 and 2008, respectively, and was $113,985 and $105,750 for the six months ended June 30, 2009 and 2008, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. Estimated amortization expense based on current forecasts for the remainder of 2009 and for each of the next five years is as follows:

Amortization
2009	$108,187
2010	160,996
2011	130,684
2012	99,110
2013	80,899
2014	67,307

7. Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2009	As of December 31, 2008
Sales returns reserve	$63,308	$61,282
Advertising and promotion	18,968	6,534
Provision for loss contracts	15,064	13,272
Government rebates accrual	14,380	8,776
Interest payable	13,915	13,934
Obligations under product licensing agreements	9,888	14,363
Payroll, commissions, and employee costs	9,626	15,055
Deferred income	5,080	5,083
Professional fees	4,848	2,075
Research and development expense accruals	3,593	4,858
Income tax liabilities (1)	878	2,450
Other	5,867	4,071

Total	$165,415	$151,753

(1)	As of June 30, 2009 and December 31, 2008, all income tax liabilities were related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) reserves. In addition, FIN48 income tax reserves included as a component of other non-current liabilities as of June 30, 2009 and December 31, 2008 totaled $3,277 and $2,328, respectively.

8. Indebtedness

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, LLC (“WCCL”), entered into a $1,790,000 senior secured credit facility with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. The senior secured credit facility consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 are available for letters of credit and swing line loans, respectively, to WCC and WCCL. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250,000. However, the lenders are not committed to provide these additional tranches. Holdings III, WCC and WCCL are each borrowers and cross-guarantors under the senior secured credit facility. In addition, Holdings III’s significant subsidiaries are guarantors. As a result of making optional prepayments of $100,000 in the six months ended June 30, 2009 on the term loan and delayed-draw term loan facilities that mature on January 18, 2012, the scheduled quarterly repayments of principal were reduced to $4,935 annually, with the remaining principal due on the maturity date. The revolving credit facility matures January 18, 2011. As of June 30, 2009, there were no borrowings outstanding under the revolving credit facility.

8.75% Notes

On January 18, 2005, WCC, the Company’s wholly-owned U.S. subsidiary, issued $600,000 aggregate principal amount of 8.75% Notes. In October 2006, the Company redeemed $210,000 aggregate principal amount of the Notes using a portion of the proceeds from the Company’s initial public offering (“IPO”). During 2008, WCC purchased and retired $10,000 aggregate principal amount of its Notes, at a discount, in privately negotiated open market transactions. As of June 30, 2009, the Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à r.l , Warner Chilcott Intermediate (Luxembourg) S.à r.l., WC Pharmaceuticals I Limited, our U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. As of June 30, 2009, the Notes were unsecured senior subordinated obligations of WCC, were guaranteed on an unsecured senior subordinated basis by the Guarantors and ranked junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

Components of Indebtedness

As of June 30, 2009, the Company’s outstanding funded debt included the following:

	Current Portion as of June 30, 2009	Long-Term Portion as of June 30, 2009	Total Outstanding as of June 30, 2009
Revolving credit loan	$—	$—	$—
Term loans	4,935	474,895	479,830
Notes	—	380,000	380,000

Total	$4,935	$854,895	$859,830

As of June 30, 2009, mandatory principal repayments of long-term debt in the remainder of 2009 and each of the five years ending December 31, 2010 through 2014 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2009	$2,468
2010	4,935
2011	3,701
2012	468,726
2013	—
2014	—
Thereafter	380,000

Total long-term debt	$859,830

9. Stock-Based Compensation

The Company’s stock-based compensation, including grants of non-qualified options to purchase Class A common shares and grants of restricted Class A common shares, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. Total stock-based compensation expense recognized for the quarters ended June 30, 2009 and 2008 was $3,330 and $2,195, respectively, and was $5,962 and $4,005 for the six months ended June 30, 2009 and 2008, respectively. Unrecognized future compensation expense was $17,181 as of June 30, 2009, which will be recognized as an expense over a remaining weighted average period of 1.17 years.

In establishing the value of the options on the grant dates, the Company uses its actual historical volatility for its Class A common shares to estimate its expected future volatility at each grant date. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years. The Company assumed that the options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options was determined using the following assumptions:

	2009 Grants	2008 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	2.35 – 3.52%	2.24 – 3.98%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase Class A common shares granted is 7.8 years.

The following is a summary of the equity award activity for unvested restricted Class A common shares in the period from December 31, 2008 through June 30, 2009:

	Class A Grants
(in thousands except per share amounts)	Number of Common Shares	Weighted Average Fair Value on Grant Date
Unvested restricted Class A common shares at December 31, 2008	530	$10.66
Granted shares	539	13.04
Repurchased shares	—	—
Vested shares	(254)	4.44
Forfeited shares	(10)	15.78

Unvested restricted Class A common shares at June 30, 2009	805	$14.15

The following is a summary of the equity award activity for non-qualified options to purchase Class A common shares in the period from December 31, 2008 through June 30, 2009:

	Class A Options
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at December 31, 2008	4,074	$3.95	$19.34
Granted options	2,627	4.77	12.51
Exercised options	—	—	—
Forfeited options	(180)	6.65	14.96

Balance at June 30, 2009	6,521	$4.20	$16.71

Vested and exercisable at June 30, 2009	2,657	$2.14	$20.99

The intrinsic value of non-qualified options to purchase Class A common shares is calculated as the difference between the closing price of the Company’s common stock as of June 30, 2009 and the exercise price of the options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase Class A common shares, that are “in the money” as of June 30, 2009, is as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at June 30, 2009	719	$10.52	$13.15	$1,891
Vested and exercisable at June 30, 2009	—	—	—	—

10. Commitments and Contingencies

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT). This contingent obligation is payable quarterly and is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to this product totaled $2,900 in each of the quarters ended June 30, 2009 and 2008 and $5,800 in each of the six months ended June 30, 2009 and 2008. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year	Amount
2009	$5,800
2010	2,900

Total	$8,700

Product Development Agreements with LEO Pharma A/S

In September 2005, the Company entered into agreements with LEO Pharma A/S (“LEO Pharma”) under which the Company acquired the rights to certain products under development. LEO Pharma also granted the Company a right of first refusal and last offer for the U.S. sales and marketing rights to dermatology products developed by LEO Pharma through 2010. In June 2008, the Company made a $40,000 milestone payment under this agreement as a result of the Food and Drug Administration’s (“FDA”) approval of the New Drug Application (“NDA”) for TACLONEX scalp. This $40,000 payment has been recorded as an intangible asset as part of the DOVONEX/TACLONEX product family and is being amortized over the product’s useful life. Under the product development agreement, the Company may be required to make additional payments to LEO Pharma upon the achievement of various developmental milestones related to the various products that could aggregate up to $100,000. In addition, the Company agreed to pay a supply fee and royalties to LEO Pharma based on the net sales of those products. The Company may also agree to make additional payments for products that have not been identified or that are covered under the right of first refusal and last offer.

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

In May 2009, LEO Pharma agreed to temporarily suspend its development efforts with respect to a topical product for the treatment of psoriasis on the body (the “80-185 product”) and begin development efforts on a new dermatology product. In the event that LEO Pharma determines that it will continue development of the new dermatology product, it will be substituted for the 80-185 product under the existing agreements.

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

In December 2008, the Company signed an agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) in the U.S. The Company paid $2,000 in connection with signing the agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, the Company paid $9,000 to Dong-A, which was included in R&D expense for the six months ended June 30, 2009, upon the achievement of a developmental milestone under the agreement. The Company agreed to pay for all development costs incurred during the term of the agreement and may make an additional payment to Dong-A of $13,000 upon the achievement of a contractually-defined milestone. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the product.

In February 2009, the Company acquired the U.S. rights to NexMed Inc.’s (“NexMed”) topically applied alprostadil cream for the treatment of ED and the previous license agreement between the Company and NexMed relating to the product was terminated. Under the terms of the acquisition agreements, the Company paid NexMed an up-front payment of $2,500, which was included in R&D expense in the six months ended June 30, 2009, and agreed to pay a milestone payment of $2,500 to NexMed upon the FDA’s approval of the product NDA. The Company is currently working to prepare its complete response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

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

The following discussion is limited to the Company’s material on-going legal proceedings:

Hormone Therapy Product Liability Litigation

Approximately 707 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered to, the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. Under the purchase and sale agreement pursuant to which the Company acquired FEMHRT from Pfizer Inc. (“Pfizer”) in 2003, the Company agreed to assume product liability exposure with respect to claims made against Pfizer after March 5, 2003 and tendered to the Company relating to FEMHRT products. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 707 suits that were filed against, or tendered to, the Company, 453 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 11 cases to plaintiffs’ counsel.

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

Patent Matters

As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd.’s (“Mayne”) U.S. Patent No. 6,958,161 (the “161 patent”) covering the Company’s DORYX product was submitted to the FDA for listing in the FDA’s Orange Book and potential generic competitors that had filed an Abbreviated New Drug Application (“ANDA”) prior to the listing of the 161 patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In November and December 2008, and January 2009, the Company and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan Pharmaceuticals Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets (“DORYX 100 and 75”). Those notice letters contend that the 161 patent is invalid, unenforceable or not infringed. In December 2008 and January 2009, the Company and Mayne filed lawsuits against each of the potential generic competitors in the United States District Court for the District of New Jersey, charging them with infringement of the 161 patent. In March 2009, the Company received the FDA’s response to a citizen petition that it had submitted requesting that the FDA impose a 30-month stay of approval on ANDAs referencing DORYX 100 and 75 that were filed prior to the listing of the 161 patent under the transition rules of the QI Act.

In its joint-response to the citizen petitions of the Company and several other petitioners, the FDA took the position that a 30-month stay would not apply to approvals for such ANDAs.

In March 2009, the Company and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150 mg delayed-release tablets (“DORYX 150”). The notice letters contend that the 161 patent is not infringed. In March 2009, the Company and Mayne filed a lawsuit against Impax in the United States District Court for the District of New Jersey, charging Impax with infringement of the 161 patent. In May 2009, the Company and Mayne filed a lawsuit against Mylan in the United States District Court for the District of New Jersey charging Mylan with infringement of the 161 patent. The Company believes that the FDA will stay approval of Impax’s and Mylan’s generic versions of DORYX 150 for up to 30 months, while the cases are pending in the district court.

All of the actions have been consolidated for discovery purposes. No trial date has been set by the district court. While the Company and Mayne intend to vigorously defend the 161 patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the district court will find that the defendants’ ANDAs referencing DORYX 150, 100 and 75 will infringe the 161 patent or that a generic equivalent of DORYX 150, 100 or 75 will not be approved and enter the market prior to the expiration of the 161 patent in 2022.

On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin Ltd. (“Lupin”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contends that the Company’s U.S. Patent No. 5,552,394 (the “’394 Patent”) which covers LOESTRIN 24 FE and expires in 2014 is invalid, unenforceable or not infringed. The Company is currently reviewing the detail of the Paragraph IV certification notice letter, continues to have full confidence in its intellectual property protecting LOESTRIN 24 FE and intends to vigorously defend the ‘394 Patent and pursue its legal rights.

On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, FEMCON FE. The notice letter contends that the Company’s U.S. Patent No. 6,667,050 (the “’050 Patent”) which covers FEMCON FE and expires in 2019 is invalid or not infringed. The Company is currently reviewing the detail of the Paragraph IV certification notice letter, continues to have full confidence in its intellectual property protecting FEMCON FE and intends to vigorously defend the ‘050 Patent and pursue its legal rights.

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

On April 25, 2008, the Company reached an agreement in principle to settle the class action lawsuit. The terms of the settlement included a cash payment of $16,500, which was made to the plaintiffs in 2008. The majority of the settlement was funded by insurance proceeds and did not have a material adverse impact on the Company’s financial position, results of operations or cash flows. The settlement was submitted to the District Court for approval at a fairness hearing held on April 30, 2009. No shareholder objected to or opted out of the settlement. On July 14, 2009, the District Court issued a final judgment and order of dismissal with prejudice that resolved all claims asserted against the Company and the other defendants in this case.

12. Income Taxes

The Company operates primarily in five tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The Company’s effective tax rates for the quarter and six months ended June 30, 2009 was 16.0%. The current estimate of the Company’s effective tax rate for the full year 2009 is approximately 16.0%. The Company’s effective tax rates for the quarter and six months ended June 30, 2008 were 26.8% and 19.5%, respectively. The decrease in the effective tax rates in 2009 as compared to the 2008 periods was mainly due to the impact of discrete items in 2008 primarily relating to uncertain tax positions and withholding taxes. The effective income tax rates for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes.

As of June 30, 2009 and December 31, 2008, the Company’s liability for unrecognized tax benefits was $3,570 and $3,527, respectively, excluding interest and penalties, if any. The unrecognized tax benefits that would impact the effective tax rate, if recognized, were $3,570 and $3,527 as of June 30, 2009 and December 31, 2008, respectively. During the quarters ended June 30, 2009 and 2008, the Company recorded approximately $0 and $371 in interest, respectively, in its provision for income taxes. During the six months ended June 30, 2009 and 2008, the Company recorded approximately $0 and $1,082 in interest, respectively, in its provision for income taxes. Included in income tax liabilities as of June 30, 2009 and December 31, 2008 were approximately $723 and $1,242 of interest, respectively. The Company also includes penalties, when applicable, as a component of its provision for income taxes.

13. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following represents selected statement of operations information for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenue by country of origin:
United States	$246,089	$227,122	$485,132	$446,763
All other countries	4,727	7,094	11,673	16,936

Total revenue	$250,816	$234,216	$496,805	$463,699

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenue breakdown by product:
Net sales:
LOESTRIN 24 FE	$57,992	$50,215	$110,357	$97,086
FEMCON FE	12,323	10,739	25,262	21,500
ESTROSTEP FE*	2,840	6,380	7,984	11,062
OVCON*	2,175	4,030	4,900	6,760
ESTRACE Cream	28,171	21,158	51,394	40,395
FEMHRT	13,152	16,416	25,844	32,444
FEMRING	3,616	3,419	7,441	6,921
DORYX	44,883	31,698	95,266	66,825
TACLONEX	36,545	38,848	73,128	75,709
DOVONEX*	33,888	33,419	61,892	66,580
SARAFEM	4,376	7,799	8,460	12,218
Other products	3,074	1,407	6,456	4,535
Contract manufacturing product sales	2,530	4,108	6,205	11,301

Total net sales	245,565	229,636	484,589	453,336

Other revenue:
Royalty revenue	5,251	4,580	12,216	10,363

Total revenue	$250,816	$234,216	$496,805	$463,699

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

The following is selected balance sheet information as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009	As of December 31, 2008
Property, plant and equipment, net:
United States	$17,950	$16,599
Puerto Rico	48,564	34,921
United Kingdom	11,211	9,388

Total	$77,725	$60,908

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

As of June 30, 2009, the Company, Holdings III and WC Luxco S.à r.l. (the direct parent of WCC) were guarantors of the Notes. In addition, Warner Chilcott Intermediate (Luxembourg) S.à r.l. (the direct parent of WCC prior to May 20, 2009), WCCL, WC Pharmaceuticals I Limited, and Warner Chilcott (US), LLC (together, the “Subsidiary Guarantors”) were guarantors of the Notes. Warner Chilcott Holdings Company II, Limited (“Holdings II”) is the direct parent of Holdings III and was not a guarantor of the Notes. Holdings II is a wholly-owned subsidiary of the Company and its only material non-current asset is the capital stock of Holdings III. Certain subsidiaries that do not guarantee the Notes are in the process of dissolution and are expected to be formally dissolved prior to September 30, 2009. All assets, rights and liabilities of such non-guarantor subsidiaries were transferred to, and assumed by, WCCL as of December 31, 2008.

The following financial information presents the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, and the related statements of operations for the quarters ended June 30, 2009 and 2008, and the related statements of operations and cash flows for the six months ended June 30, 2009 and 2008.

Condensed Consolidating Balance Sheets as of June 30, 2009

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$3,265	$167	$554	$20	$621	$129,428	$4,135	$—	$138,190
Accounts receivable, net	—	—	—	—	—	98,244	184	—	98,428
Intercompany	—	—	13,549	—	—	88,012	3,569	(105,130)	—
Inventories	—	—	—	—	—	58,946	2,782	—	61,728
Prepaid expenses & other current assets	244	—	—	—	25,316	57,978	2,960	—	86,498

Total Current Assets	3,509	167	14,103	20	25,937	432,608	13,630	(105,130)	384,844

Other Assets
Property, plant & equipment, net	—	—	—	—	—	66,519	11,206	—	77,725
Intangible assets, net	—	—	—	—	—	868,877	16,736	—	885,613
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	10,502	7,101	—	—	17,603
Intercompany	—	—	1,446,404	—	—	—	—	(1,446,404)	—
Investments in subsidiaries	1,460,801	1,460,645	—	1,446,462	1,592,327	—	—	(5,960,235)	—

Total Assets	$1,464,310	$1,460,812	$1,460,507	$1,446,482	$1,628,766	$2,625,429	$41,572	$(7,511,769)	$2,616,109

Liabilities
Current Liabilities
Accounts payable	$414	$—	$—	$—	$—	$20,696	$5,030	$—	$26,140
Intercompany	233	17	—	—	72,305	3,569	29,006	(105,130)	—
Accrued expenses & other current liabilities	2,769	—	—	—	13,862	147,326	1,458	—	165,415
Current portion of long-term debt	—	—	—	—	1,291	3,644	—	—	4,935

Total Current Liabilities	3,416	17	—	—	87,458	175,235	35,494	(105,130)	196,490

Other Liabilities
Long-term debt, excluding current portion	—	—	—	—	503,296	351,599	—	—	854,895
Intercompany	—	—	—	1,446,404	—	—	—	(1,446,404)	—
Other non-current liabilities	—	—	—	—	—	99,068	4,762	—	103,830

Total Liabilities	3,416	17	—	1,446,404	590,754	625,902	40,256	(1,551,534)	1,155,215

Shareholders’ Equity	1,460,894	1,460,795	1,460,507	78	1,038,012	1,999,527	1,316	(5,960,235)	1,460,894

Total Liabilities and Shareholders’ Equity	$1,464,310	$1,460,812	$1,460,507	$1,446,482	$1,628,766	$2,625,429	$41,572	$(7,511,769)	$2,616,109

Condensed Consolidating Balance Sheets as of December 31, 2008

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$428	$7	$63	$202	$452	$29,367	$5,387	$—	$35,906
Accounts receivable, net	3	—	—	—	4	92,811	197	—	93,015
Intercompany	—	—	6,570	4,095	—	54,492	—	(65,157)	—
Inventories	—	—	—	—	—	55,868	1,908	—	57,776
Prepaid expenses & other current assets	260	—	—	—	—	66,146	3,407	—	69,813

Total Current Assets	691	7	6,633	4,297	456	298,684	10,899	(65,157)	256,510

Other Assets
Property, plant & equipment, net	—	—	—	—	—	51,520	9,388	—	60,908
Intangible assets, net	—	—	—	—	—	974,576	19,222	—	993,798
Goodwill	—	—	—	—	—	1,250,324	—	—	1,250,324
Other noncurrent assets	—	—	—	—	12,073	9,278	—	—	21,351
Investments in subsidiaries	1,357,585	1,357,618	1,350,847	812,433	1,557,362	—	—	(6,435,845)	—

Total Assets	$1,358,276	$1,357,625	$1,357,480	$816,730	$1,569,891	$2,584,382	$39,509	$(6,501,002)	$2,582,891

Liabilities
Current Liabilities
Accounts payable	$—	$—	$—	$—	$—	$13,979	$1,035	$—	$15,014
Intercompany	8,136	46	—	—	5,560	21,609	29,806	(65,157)	—
Accrued expenses & other current liabilities	220	—	—	8	13,869	136,495	1,161	—	151,753
Current portion of long-term debt	—	—	—	—	1,606	4,371	—	—	5,977

Total Current Liabilities	8,356	46	—	8	21,035	176,454	32,002	(65,157)	172,744

Other Liabilities
Long-term debt, excluding current portion	—	—	—	—	533,705	422,875	—	—	956,580
Other non-current liabilities	—	—	—	—	—	98,650	4,997	—	103,647

Total Liabilities	8,356	46	—	8	554,740	697,979	36,999	(65,157)	1,232,971

Shareholders’ Equity	1,349,920	1,357,579	1,357,480	816,722	1,015,151	1,886,403	2,510	(6,435,845)	1,349,920

Total Liabilities and Shareholders’ Equity	$1,358,276	$1,357,625	$1,357,480	$816,730	$1,569,891	$2,584,382	$39,509	$(6,501,002)	$2,582,891

Condensed Consolidating Statements of Operations for the quarter ended June 30, 2009

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$250,816	$3,891	$(3,891)	$250,816
Costs, expenses and other
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	50,294	559	(3,891)	46,962
Selling, general & administrative	7,481	—	6	39	50	42,368	3,084	(6)	53,022
Research and development	—	—	—	39	—	11,603	303	—	11,945
Amortization of intangible assets	—	—	—	—	—	55,749	1,243	—	56,992
Dividend (income) / expense	(17,600)	(17,800)	(13,242)	—	—	—	—	48,642	—
Interest (income)	(1)	—	—	—	—	(10)	(3)	—	(14)
Interest expense	—	—	—	—	9,667	5,548	—	—	15,215

Income / (loss) before income taxes	10,120	17,800	13,236	(78)	(9,717)	85,264	(1,295)	(48,636)	66,694
Income tax (benefit) / provision	—	—	—	—	(3,746)	14,559	(142)	—	10,671
Equity in earnings / (losses) of subsidiaries	45,903	45,703	50,267	9,369	15,340	—	—	(166,582)	—

Net income / (loss)	$56,023	$63,503	$63,503	$9,291	$9,369	$70,705	$(1,153)	$(215,218)	$56,023

Condensed Consolidating Statements of Operations for the quarter ended June 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$234,216	$13,856	$(13,856)	$234,216
Costs, expenses and other
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	55,108	862	(4,958)	51,012
Selling, general & administrative	962	7	8	14	32	53,904	1,052	(8,882)	47,097
Research and development	—	—	—	(5)	—	12,424	127	—	12,546
Amortization of intangible assets	—	—	—	—	—	44,516	8,621	—	53,137
Dividend (income) / expense	—	—	(5,268)	—	—	—	—	5,268	—
Interest (income)	(10)	—	(21)	—	(2)	(310)	(34)	—	(377)
Interest expense	—	—	—	—	12,677	11,910	381	—	24,968

(Loss) / income before income taxes	(952)	(7)	5,281	(9)	(12,707)	56,664	2,847	(5,284)	45,833
Income tax (benefit) / provision	—	—	—	—	(4,900)	16,857	308	—	12,265
Equity in earnings / (losses) of subsidiaries	34,520	34,527	29,246	(1,114)	6,693	—	—	(103,872)	—

Net income / (loss)	$33,568	$34,520	$34,527	$(1,123)	$(1,114)	$39,807	$2,539	$(109,156)	$33,568

Condensed Consolidating Statements of Operations for the six months ended June 30, 2009

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$496,805	$5,976	$(5,976)	$496,805
Costs, expenses and other
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	100,815	873	(5,976)	95,712
Selling, general & administrative	9,843	11	30	91	147	85,208	4,460	(2)	99,788
Research and development	—	—	—	45	—	34,814	958	—	35,817
Amortization of intangible assets	—	—	—	—	—	111,498	2,487	—	113,985
Dividend (income) / expense	(17,600)	(17,800)	(13,242)	—	—	—	—	48,642	—
Interest (income)	(1)	—	—	—	(1)	(67)	(10)	—	(79)
Interest expense	—	—	—	—	20,296	13,001	—	—	33,297

Income / (loss) before income taxes	7,758	17,789	13,212	(136)	(20,442)	151,536	(2,792)	(48,640)	118,285
Income tax (benefit) / provision	—	—	—	—	(7,882)	27,228	(420)	—	18,926
Equity in earnings / (losses) of subsidiaries	91,601	91,412	96,000	22,861	35,421	—	—	(337,295)	—

Net income / (loss)	$99,359	$109,201	$109,212	$22,725	$22,861	$124,308	$(2,372)	$(385,935)	$99,359

Condensed Consolidating Statements of Operations for the six months ended June 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$463,699	$33,491	$(33,491)	$463,699
Costs, expenses and other
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	108,436	1,887	(11,541)	98,782
Selling, general & administrative	2,748	22	23	51	166	118,895	2,357	(21,938)	102,324
Research and development	—	—	—	(3)	—	24,326	403	—	24,726
Amortization of intangible assets	—	—	—	—	—	88,507	17,243	—	105,750
Dividend (income) / expense	—	—	(5,268)	—	—	—	—	5,268	—
Interest (income)	(21)	—	(29)	—	(15)	(648)	(82)	—	(795)
Interest expense	—	—	—	—	25,435	23,588	381	—	49,404

(Loss) / income before income taxes	(2,727)	(22)	5,274	(48)	(25,586)	100,595	11,302	(5,280)	83,508
Income tax (benefit) / provision	—	—	—	—	(9,866)	25,392	756	—	16,282
Equity in earnings / (losses) of subsidiaries	69,953	69,975	64,701	6,433	22,153	—	—	(233,215)	—

Net income / (loss)	$67,226	$69,953	$69,975	$6,385	$6,433	$75,203	$10,546	$(238,495)	$67,226

Condensed Consolidating Statements of Cash Flows for the six month ended June 30, 2009

	Parent (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by / (used in) operating activities	$2,837	$160	$491	$(182)	$30,893	$195,562	$113	$—	$229,874
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	—	—	—	—	(5,800)	—	—	(5,800)
Capital expenditures	—	—	—	—	—	(17,668)	(1,365)	—	(19,033)

Net cash (used in) investing activities	—	—	—	—	—	(23,468)	(1,365)	—	(24,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Term repayments under bank senior secured credit facility	—	—	—	—	(30,724)	(72,003)	—	—	(102,727)
Other	—	—	—	—	—	(30)	—	—	(30)

Net cash (used in) financing activities	—	—	—	—	(30,724)	(72,033)	—	—	(102,757)

Net increase / (decrease) in cash and cash equivalents	$2,837	$160	$491	$(182)	$169	$100,061	$(1,252)	$—	$102,284

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by / (used in) operating activities	$53	$(8)	$2,372	$(121)	$(12)	$118,142	$(292)	$—	$120,134
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	—	—	—	—	(45,800)	—	—	(45,800)
Capital expenditures	—	—	—	—	—	(9,269)	(744)	—	(10,013)

Net cash (used in) investing activities	—	—	—	—	—	(55,069)	(744)	—	(55,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Term repayments under bank senior secured credit facility	—	—	—	—	(1,066)	(73,076)	—	—	(74,142)
Other	309	—	—	—	—	(54)	—	—	255

Net cash provided by / (used in) financing activities	309	—	—	—	(1,066)	(73,130)	—	—	(73,887)

Net increase / (decrease) in cash and cash equivalents	$362	$(8)	$2,372	$(121)	$(1,078)	$(10,057)	$(1,036)	$—	$(9,566)

15. Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported in shareholders’ equity to be separately disclosed as other comprehensive income / (loss). The components of accumulated other comprehensive income / (loss) for the Company consist of foreign currency translation adjustments and unrealized gains / (losses) on the Company’s interest rate swap contract. Other comprehensive income was $59,904 and $41,031 for the quarters ended June 30, 2009 and 2008, respectively, and $105,012 and $66,981 for the six months ended June 30, 2009 and 2008, respectively.

The components of accumulated other comprehensive (loss) consist of:

	As of June 30, 2009	As of December 31, 2008
Cumulative translation adjustment	$(1,368)	$(3,408)
Unrealized (loss) on interest rate swaps (net of tax)	(4,900)	(8,513)

Total	$(6,268)	$(11,921)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 (“Annual Report”). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report and elsewhere in this Form 10-Q.

Summary

The following are certain significant events that occurred during the six months ended June 30, 2009:

•	In January 2009, we entered into settlement and license agreements with Watson Pharmaceuticals, Inc. to resolve pending patent litigation relating to FEMCON FE and LOESTRIN 24 FE;

•

In February 2009, we acquired the U.S. rights to NexMed, Inc.’s (“NexMed”) topically applied alprostadil cream for the treatment of erectile dysfunction (“ED”) and the previous license agreement between the Company and NexMed relating to the product was terminated. We paid an upfront fee of $2.5 million (which was included in research and development expense (“R&D”)) and agreed to make an additional payment of $2.5 million upon Food and Drug Administration (“FDA”) approval of the New Drug Application (“NDA”);

•

In March 2009, we paid $9.0 million to Dong-A PharmTech Co. Ltd. (“Dong-A”), which was included in R&D, upon the achievement of a developmental milestone under our existing agreement for the development of an orally-administered udenafil product for the treatment of ED;

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

•	In March 2009, we submitted an NDA for a low-dose oral contraceptive to the FDA;

•	On March 31, 2009, we made optional prepayments aggregating $100.0 million of our term loan indebtedness under our senior secured credit facility;

•

In May 2009, we announced that our Board of Directors unanimously approved the redomestication of the Company from Bermuda to Ireland, subject to the approval of a scheme of arrangement by our shareholders and the Supreme Court of Bermuda. On August 5, 2009, our shareholders voted in favor of the proposed scheme of arrangement and certain related matters at a special meeting of shareholders held in Ireland. Assuming the approval of the Supreme Court of Bermuda at a hearing to be held on August 14, 2009, and the satisfaction of certain other conditions, the transaction will result in Warner Chilcott plc, a newly formed public limited company organized in, and a tax resident of, Ireland, becoming the ultimate public holding company of the Warner Chilcott group;

•	Our revenue for the quarter ended June 30, 2009 was $250.8 million and our net income was $56.0 million; and

•	Our revenue for the six months ended June 30, 2009 was $496.8 million and our net income was $99.4 million.

Operating Results for the quarters and six months ended June 30, 2009 and 2008

Revenue

The following table sets forth our unaudited revenue for the quarters and six months ended June 30, 2009 and 2008, as well as the corresponding dollar and percentage changes:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$58.0	$50.2	$7.8	15.5%	$110.4	$97.1	$13.3	13.7%
FEMCON FE	12.4	10.7	1.7	14.7%	25.3	21.5	3.8	17.5%
ESTROSTEP FE*	2.9	6.4	(3.5)	(55.5)%	8.0	11.0	(3.0)	(27.8)%
OVCON*	2.2	4.0	(1.8)	(46.0)%	4.9	6.8	(1.9)	(27.5)%

Total	75.5	71.3	4.2	5.6%	148.6	136.4	12.2	8.9%
Hormone therapy
ESTRACE Cream	28.2	21.2	7.0	33.1%	51.4	40.4	11.0	27.2%
FEMHRT	13.1	16.4	(3.3)	(19.9)%	25.8	32.4	(6.6)	(20.3)%
FEMRING	3.6	3.4	0.2	5.8%	7.4	6.9	0.5	7.5%
Other HT Products	2.5	2.5	—	(0.5)%	5.0	5.4	(0.4)	(8.4)%

Total	47.4	43.5	3.9	9.1%	89.6	85.1	4.5	5.2%
Dermatology
DORYX	44.9	31.7	13.2	41.6%	95.3	66.8	28.5	42.6%
TACLONEX	36.5	38.8	(2.3)	(5.9)%	73.1	75.8	(2.7)	(3.4)%
DOVONEX*	33.9	33.5	0.4	1.4%	61.9	66.6	(4.7)	(7.0)%

Total	115.3	104.0	11.3	10.9%	230.3	209.2	21.1	10.1%
PMDD
SARAFEM	4.4	7.8	(3.4)	(43.9)%	8.5	12.2	(3.7)	(30.8)%
Other product sales
Other	0.5	(1.1)	1.6	n.m.	1.4	(0.9)	2.3	n.m.
Contract manufacturing	2.5	4.1	(1.6)	(38.4)%	6.2	11.3	(5.1)	(45.1)%

Total product net sales	245.6	229.6	16.0	6.9%	484.6	453.3	31.3	6.9%
Other revenue
Royalty revenue	5.2	4.6	0.6	14.7%	12.2	10.4	1.8	17.9%

Total revenue	$250.8	$234.2	$16.6	7.1%	$496.8	$463.7	$33.1	7.1%

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

Revenue in the quarter ended June 30, 2009 was $250.8 million, an increase of $16.6 million, or 7.1%, over the same quarter in the prior year. Revenue in the six months ended June 30, 2009 was $496.8 million, an increase of $33.1 million, or 7.1%, over the same period in the prior year. The primary drivers of the increase in revenue were the net sales of our promoted products DORYX, LOESTRIN 24 FE and ESTRACE Cream, which together contributed $28.0 million and $52.8 million of revenue growth for the quarter and six months ended June 30, 2009, respectively, compared to the prior year periods. The growth delivered by these products was partially offset by net sales declines in certain other products, primarily ESTROSTEP FE, SARAFEM and FEMHRT. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand.

Net sales of our oral contraceptive products increased $4.2 million, or 5.6%, in the quarter ended June 30, 2009 and $12.2 million, or 8.9%, in the six months ended June 30, 2009, compared with the prior year periods. LOESTRIN 24 FE generated revenues of $58.0 million in the quarter ended June 30, 2009, an increase of 15.5%, compared with $50.2 million in the prior year quarter. During the six months ended June 30, 2009, LOESTRIN 24 FE generated revenues of $110.4 million, an increase of 13.7%, compared with $97.1 million in the prior year period. The increase in LOESTRIN 24 FE net sales in both periods was primarily due to higher average selling prices and increases in filled prescriptions of 10.3% and 9.2% in the quarter and six months ended June 30, 2009, respectively, offset in part by the impact of higher sales-related deductions and a contraction of pipeline inventories relative to the prior year periods. FEMCON FE generated revenues of $12.4 million and $25.3 million in the quarter and six months ended June 30, 2009, respectively, compared to $10.7 million and $21.5 million in the prior year periods. The increase in FEMCON FE net sales in the quarter and six months ended June 30, 2009 was primarily due to higher average selling prices and increases in filled prescriptions of 6.3% and 10.9%, respectively, compared to the prior year periods, offset in part by a contraction of pipeline inventories relative to the prior year periods.

Net sales of our dermatology products increased $11.3 million, or 10.9%, in the quarter ended June 30, 2009 and $21.1 million, or 10.1%, in the six months ended June 30, 2009, compared with the prior year periods. Net sales of DORYX increased $13.2 million, or 41.6%, in the quarter ended June 30, 2009, compared to the prior year quarter, primarily due to a 41.6% increase in filled prescriptions and an expansion of pipeline inventories compared to the prior year period, which was offset in part by higher sales-related deductions. The increase in filled prescriptions primarily relates to DORYX 150 mg, which we launched in the third quarter of 2008 and to which we have dedicated significant promotional efforts, including our recently launched customer loyalty card program. Increased utilization of the customer loyalty card for DORYX 150 mg drove an increase in sales-related deductions in the 2009 periods. Net sales of DORYX increased $28.5 million, or 42.6%, in the six months ended June 30, 2009, compared to the prior year period, primarily due to a 31.9% increase in filled prescriptions, as well as higher average selling prices, which were offset in part due to higher sales-related deductions. Net sales of TACLONEX decreased $2.3 million, or 5.9%, to $36.5 million in the quarter ended June 30, 2009, compared to $38.8 million in the prior year quarter. Net sales of TACLONEX decreased $2.7 million, or 3.4%, to $73.1 million in the six months ended June 30, 2009, compared to $75.8 million in the prior year period. The decrease in sales in the quarter and six months ended June 30, 2009 is primarily due to a decline in filled prescriptions of 5.7% and 4.5%, respectively, as well as higher sales-related deductions, offset in part by the impact of higher average sales prices. Net sales of DOVONEX were relatively flat in the quarter ended June 30, 2009 as compared to the prior year quarter, and decreased by $4.7 million, or 7.0%, in the six months ended June 30, 2009, compared with the prior year period. The decline in DOVONEX net sales in the six months ended June 30, 2009 was due primarily to decreases in filled prescriptions of 24.6%, offset in part by higher average selling prices and an expansion of pipeline inventories relative to the prior year period. The decline in filled prescriptions was due primarily to customers switching to other therapies, as well as the introduction of generic versions of DOVONEX Solution into the market in the second quarter of 2008, including our authorized generic product. We expect DOVONEX net sales to continue to decline due to competition from other therapies and generic competition, specifically related to DOVONEX Solution.

Net sales of our hormone therapy products increased $3.9 million, or 9.1%, in the quarter ended June 30, 2009 and $4.5 million, or 5.2%, in the six months ended June 30, 2009, compared with the prior year periods. Net sales of ESTRACE Cream increased $7.0 million, or 33.1%, and $11.0 million, or 27.2%, in the quarter and six months ended June 30, 2009, respectively, compared to the prior year periods. We began promotional efforts for ESTRACE Cream in early 2009. As a result, the increases in net sales were primarily due to an increase in filled prescriptions of 21.2% and 18.3% in the quarter and six months ended June 30, 2009, respectively, and higher average selling prices. Net sales of FEMHRT decreased $3.3 million, or 19.9%, and $6.6 million, or 20.3%, in the quarter and six months ended June 30, 2009, respectively, compared to the prior year periods. Filled prescriptions of FEMHRT decreased 12.0% and 13.4% in the quarter and six months ended June 30, 2009, respectively. Also contributing to the decline in FEMHRT net sales was a contraction of pipeline inventories relative to the prior year periods. The resulting decrease in net sales was partially offset by higher average selling prices compared to the prior year periods.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters and six months ended June 30, 2009 and 2008:

(dollars in millions)	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	$ Change	Percent Change
Product net sales	$245.6	$229.6	$16.0	6.9%

Cost of sales (excluding amortization)	$46.9	$51.0	$(4.1)	(7.9)%

Cost of sales percentage	19.1%	22.2%

(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	Percent Change
Product net sales	$484.6	$453.3	$31.3	6.9%

Cost of sales (excluding amortization)	$95.7	$98.8	$(3.1)	(3.1)%

Cost of sales percentage	19.8%	21.8%

Cost of sales (excluding amortization) decreased $4.1 million, or 7.9%, and $3.1 million, or 3.1%, in the quarter and six months ended June 30, 2009, respectively, compared with the prior year periods. Our cost of sales, as a percentage of product net sales, decreased in both the quarter and six months ended June 30, 2009. The decrease is due to a number of factors, primarily a favorable mix of products sold as compared to the prior periods, offset in part by increases in manufacturing costs.

Selling, General & Administrative (“SG&A”) expenses

SG&A expenses were comprised of the following expenses for the quarters and six months ended June 30, 2009 and 2008:

(dollars in millions)	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$10.5	$10.3	$0.2	1.7%
Selling and Distribution	20.3	23.0	(2.7)	(11.7)%
General, Administrative and Other (“G&A”)	22.2	13.8	8.4	61.1%

Total	$53.0	$47.1	$5.9	12.6%

(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	Percent Change
A&P	$18.2	$27.5	$(9.3)	(34.0)%
Selling and Distribution	43.2	46.6	(3.4)	(7.4)%
G&A	38.4	28.2	10.2	36.5%

Total	$99.8	$102.3	$(2.5)	(2.5)%

SG&A expenses for the quarter ended June 30, 2009 were $53.0 million, an increase of $5.9 million, or 12.6%, from $47.1 million in the prior year quarter. SG&A expenses for the six months ended June 30, 2009 were $99.8 million, a decrease of $2.5 million, or 2.5%, from $102.3 million in the prior year period. A&P expenses for the quarter ended June 30, 2009 were essentially flat as compared to the prior year period. A&P expenses for the six months ended June 30, 2009 decreased $9.3 million, or 34.0% compared to the prior year period, due primarily to an $8.5 million decrease in direct-to-consumer advertising as well as an overall decrease in other promotional spending in the 2009 period. Selling and distribution expenses decreased by $2.7 million, or 11.7%, and $3.4 million, or 7.4%, in the quarter and six months ended June 30, 2009, respectively, as compared to the prior year periods. The decrease in both periods is primarily due to a reduction in the size of our field sales forces, offset in part by new promotion expenses related to FEMRING included in the 2009 periods. G&A expenses increased $8.4 million, or 61.1%, and $10.2 million, or 36.5%, in the quarter and six months ended June 30, 2009, respectively, as compared with the prior year periods. The increase in both periods is due in large part to increases in professional and legal fees primarily in connection with our proposed redomicile to Ireland and, to a lesser extent, increases in compensation expenses, including non-cash stock-based compensation, and other costs.

R&D

Our investment in R&D for the quarter ended June 30, 2009 was $11.9 million, a decrease of $0.6 million, or 4.8%, compared with the prior year quarter. Our R&D expense for the six months ended June 30, 2009 was $35.8 million, an increase of $11.1 million, or 44.9% compared with the prior year period. Included in the six months ended June 30, 2009 was a $9.0 million payment to Dong-A upon the achievement of a developmental milestone under our existing agreement for an orally-administered udenafil product for the treatment of ED. Also included in the six months ended June 30, 2009 was a $2.5 million payment to NexMed in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of ED. Excluding the $11.5 million of payments to Dong-A and NexMed during the six months ended June 30, 2009, R&D expenditures were essentially flat compared to the prior year period. We expect our internal R&D spend in the second half of 2009 to exceed our internal R&D spend in the first six months of 2009.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended June 30, 2009 and 2008 was $57.0 million and $53.1 million, respectively. Amortization of intangible assets in the six months ended June 30, 2009 and 2008 was $114.0 million and $105.8 million, respectively. The increase in the quarter and six months ended June 30, 2009 compared to the prior year periods was due to the acceleration of amortization of the OVCON / FEMCON FE product family beginning in the quarter ended December 31, 2008. We continuously review our products’ remaining useful lives based on each product family’s estimated future cash flows. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”)

Net interest expense for the quarter ended June 30, 2009 was $15.2 million, a decrease of $9.4 million, or 38.2%, from $24.6 million in the prior year quarter. Net interest expense for the six months ended June 30, 2009 was $33.2 million, a decrease of $15.4 million, or 31.7%, from $48.6 million in the prior year period. Included in net interest expense in the six months ended June 30, 2009 was $1.3 million relating to the write-off of deferred loan costs associated with the optional prepayment of $100.0 million of indebtedness under our senior secured credit facility, as compared to a $1.1 million expense relating to the write-off of deferred loan costs associated with the optional prepayment of $70.0 million of indebtedness under our senior secured credit facility in the six months ended June 30, 2008. We did not make any optional prepayments of debt during the quarter ended June 30, 2009. The decrease in net interest expense in the 2009 periods was primarily the result of cumulative reductions in outstanding debt during 2008 and the first half of 2009 which reduced the average debt balance outstanding from $1,199.2 million in the six months ended June 30, 2008 to $911.5 million in the six months ended June 30, 2009. The cumulative reduction in the average debt level is the result of optional prepayments and purchases made using cash flows from operations and cash on hand, net of investing activities.

Income taxes

Our effective tax rates for the quarter and six months ended June 30, 2009 was 16.0%. Our effective tax rates for the quarter and six months ended June 30, 2008 were 26.8% and 19.5%, respectively. The decrease in the effective tax rate for the quarter and six months ended June 30, 2009 compared to the prior year periods was mainly due to the impact of discrete items in the 2008 periods, primarily relating to uncertain tax positions and withholding taxes. The effective income tax rates for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes.

Net income

Due to the factors described above, we reported net income of $56.0 million and $33.6 million in the quarters ended June 30, 2009 and 2008, respectively, and $99.4 million and $67.2 million in the six months ended June 30, 2009 and 2008, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2009, our cash on hand was $138.2 million, as compared to $35.9 million at December 31, 2008. As of June 30, 2009 our debt, net of cash on hand, was $721.6 million and consisted of $479.8 million of outstanding borrowings under our senior secured credit facility and $380.0 million aggregate principal amount of our outstanding 8.75% Senior Subordinated Notes due 2015 (“Notes”).

The following table summarizes our net increase / (decrease) in cash and cash equivalents:

(Dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net cash provided by operating activities	$229.9	$120.1
Net cash (used in) investing activities	(24.8)	(55.8)
Net cash (used in) financing activities	(102.8)	(73.9)

Net increase / (decrease) in cash and cash equivalents	$102.3	$(9.6)

Our net cash provided by operating activities for the six months ended June 30, 2009 increased $109.8 million over the prior year period. We reported net income of $99.4 million in the six months ended June 30, 2009 as compared to $67.2 million in the six months ended June 30, 2008. In the six months ended June 30, 2009 we paid $22.2 million in respect of income taxes as compared to $71.0 million in the prior year period. During the six months ended June 30, 2008, the income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS. Our liability for unrecognized tax benefits (including interest) under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN48”) which is expected to settle within the next twelve months is $0.9 million. Our liability for unrecognized tax benefits (including interest) under FIN48 which is expected to settle after twelve months is $3.3 million. Also impacting our cash flows from operating activities relative to the prior year period was a $9.0 million cash payment made in the six months ended June 30, 2008 relating to the final settlement of our OVCON 35 litigation which was included in net income in the year ended December 31, 2007.

Our net cash used in investing activities during the six months ended June 30, 2009 totaled $24.8 million, consisting of $5.8 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT and $19.0 million relating to capital expenditures. The cash flows used in investing activities in the six months ended June 30, 2008 consisted of $5.8 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT, $40.0 million to acquire the rights to sell TACLONEX scalp, and $10.0 million of capital expenditures. We expect our capital expenditures in 2009 to increase significantly over the 2008 levels primarily due to continued investments in our Fajardo, Puerto Rico manufacturing facility.

Our net cash used in financing activities in the six months ended June 30, 2009 was $102.8 million. This included scheduled repayments of $2.7 million and optional prepayments of $100.0 million of indebtedness under our senior secured credit facility. Our net cash used in financing activities in the six months ended June 30, 2008 was primarily the result of our repayment of $74.1 million of debt under the senior secured credit facility.

Senior Secured Credit Facility

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, LLC (“WCCL”), entered into a $1,790.0 million senior secured credit facility with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. The senior secured credit facility consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million are available for letters of credit and swing line loans, respectively, to WCC and WCCL. The senior secured credit facility also contemplates up to three uncommitted tranches of term loans up to an aggregate of $250.0 million. However, the lenders are not committed to provide these additional tranches. Holdings III, WCC and WCCL are each borrowers and cross-guarantors under the senior secured credit facility. In addition, Holdings III’s significant subsidiaries are guarantors. The term loan and delayed-draw term loan facilities mature on January 18, 2012, with scheduled quarterly repayments of principal totaling $4.9 million annually, with the remaining principal due on the maturity date. The revolving credit facility matures January 18, 2011. As of June 30, 2009, there were no borrowings outstanding under the $150.0 million revolving credit facility.

8.75% Notes

On January 18, 2005, WCC, our wholly-owned U.S. subsidiary, issued $600.0 million aggregate principal amount of 8.75% Notes due 2015. In October 2006, we redeemed $210.0 million aggregate principal amount of the Notes using a portion of the proceeds from our initial public offering. In 2008, WCC purchased and retired $10.0 million aggregate principal amount of its Notes, at a discount, in privately negotiated open market transactions. As of June 30, 2009, the Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à r.l , Warner Chilcott Intermediate (Luxembourg) S.à r.l., WC Pharmaceuticals I Limited , our U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. The Notes are unsecured senior subordinated obligations of WCC. As of June 30, 2009, the Notes were guaranteed on an unsecured senior subordinated basis by the Guarantors and ranked junior to all existing and future senior indebtedness, including indebtedness under the senior secured credit facility.

Components of Indebtedness

As of June 30, 2009, our outstanding funded debt included the following (dollars in millions):

	Current Portion as of June 30, 2009	Long-Term Portion as of June 30, 2009	Total Outstanding as of June 30, 2009
Revolving credit loan	$—	$—	$—
Term loans	4.9	474.9	479.8
Notes	—	380.0	380.0

Total	$4.9	$854.9	$859.8

As of June 30, 2009, mandatory principal repayments of long-term debt in the remainder of 2009 and each of the five years ending December 31, 2010 through 2014 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2009	$2.5
2010	4.9
2011	3.7
2012	468.7
2013	—
2014	—
Thereafter	380.0

Total long-term debt	$859.8

The carrying amount reported for long-term debt, other than the Notes, approximates fair value because the underlying debt not covered by an interest rate swap (fair value of $(4.9) million as of June 30, 2009) is at variable rates and reprices frequently. Our Notes are publicly traded securities. The fair value of the Notes, based on available market quotes, was $383.8 million as of June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We had no foreign currency option contracts as of June 30, 2009.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable interest rates. We have entered into an interest rate swap contract which fixes the interest rate on a portion of our variable rate debt. We have entered into the interest rate swap specifically to hedge a portion of our exposure to potentially adverse movements in variable interest rates. Based on variable rate debt levels of $279.8 million as of June 30, 2009, after taking into account the impact of our applicable interest rate swap, a 1.0% change in interest rates would impact net interest expense by approximately $0.7 million per quarter.

Inflation

Inflation did not have a material impact on our operations during the quarters and six months ended June 30, 2009 and 2008.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of June 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

During the quarter ended June 30, 2009 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 11” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2009 included in this Form 10-Q for a description of our significant current legal proceedings.

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

Item 6.	Exhibits

10.1	Letter Agreement, dated as of May 7, 2009, between LEO Pharma A/S and Warner Chilcott Company, LLC with respect to the 80-185 product.

10.2

Settlement and License Agreement dated as of January 9, 2009, by and among Warner Chilcott Company, LLC

(f/k/a/ Warner Chilcott Company, Inc.), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc.

31.	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT LIMITED

Date: August 7, 2009	By:	/s/ Roger M. Boissonneault
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Paul Herendeen
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer