Form 10-Q
period 2009-09-30
Warner Chilcott plc
filed 2009-11-09
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-53772

WARNER CHILCOTT PUBLIC LIMITED COMPANY

(Exact name of Registrant as specified in its charter)

Ireland	98-0626948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. - Employer Identification No.)

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

As of October 30, 2009, the registrant had 251,450,079 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of September 30, 2009	As of December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$753,723	$35,906
Accounts receivable, net	110,732	93,015
Inventories, net	68,806	57,776
Prepaid income taxes	—	109
Prepaid expenses and other current assets	85,795	69,704

Total current assets	1,019,056	256,510

Other assets
Property, plant and equipment, net	87,315	60,908
Intangible assets, net	611,448	993,798
Goodwill	998,708	1,250,324
Other non-current assets	9,723	21,351

Total assets	$2,726,250	$2,582,891

LIABILITIES
Current liabilities
Accounts payable	$144,608	$15,014
Accrued expenses and other current liabilities	204,281	151,753
Income taxes payable	7,349	—
Current portion of long-term debt	—	5,977

Total current liabilities	356,238	172,744

Other liabilities
Long-term debt, excluding current portion	380,000	956,580
Other non-current liabilities	96,388	103,647

Total liabilities	832,626	1,232,971

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 251,375,280 and 251,294,256 shares issued and 251,375,280 and 250,781,978 shares outstanding	2,514	2,508
Additional paid-in capital	2,059,557	2,055,521
Accumulated deficit	(166,232)	(689,836)
Treasury stock, at cost (0 and 512,278 shares, respectively)	—	(6,352)
Accumulated other comprehensive (loss)	(2,215)	(11,921)

Total shareholders’ equity	1,893,624	1,349,920

Total liabilities and shareholders’ equity	$2,726,250	$2,582,891

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
REVENUE
Net sales	$248,061	$227,654	$732,650	$680,990
Other revenue	4,734	4,285	16,950	14,648

Total revenue	252,795	231,939	749,600	695,638

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	44,366	46,810	140,078	145,592
Selling, general and administrative	59,115	45,925	158,903	148,249
(Gain) on sale of assets	(393,095)	—	(393,095)	—
Research and development	11,627	9,997	47,444	34,723
Amortization of intangible assets	56,993	59,080	170,978	164,830
Interest (income)	(32)	(317)	(111)	(1,112)
Interest expense	23,992	23,939	57,289	73,343

INCOME BEFORE TAXES	449,829	46,505	568,114	130,013
Provision for income taxes	25,584	6,416	44,510	22,698

NET INCOME	$424,245	$40,089	$523,604	$107,315

Earnings per share:
Basic	$1.69	$0.16	$2.09	$0.43
Diluted	$1.69	$0.16	$2.09	$0.43

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$523,604	$107,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,682	8,940
Amortization of intangible assets	170,978	164,830
(Gain) on sale of assets	(393,095)	—
Amortization of deferred loan costs	11,561	7,029
Stock-based compensation expense	9,410	6,120
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid expenses and other current assets	(42,239)	(7,493)
(Increase) / decrease in inventories	(10,891)	1,185
Increase / (decrease) in accounts payable, accrued expenses and other current liabilities	52,385	(13,357)
Increase / (decrease) in income taxes and other, net	9,533	(64,395)

Net cash provided by operating activities	340,928	210,174

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(8,700)	(48,700)
Proceeds from the sale of assets	1,000,000	—
Capital expenditures	(32,793)	(13,328)

Net cash provided by / (used in) investing activities	958,507	(62,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under bank senior secured credit facility	(582,557)	(166,030)
Other	939	341

Net cash (used in) financing activities	(581,618)	(165,689)

Net increase / (decrease) in cash and cash equivalents	717,817	(17,543)
Cash and cash equivalents, beginning of period	35,906	30,776

Cash and cash equivalents, end of period	$753,723	$13,233

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$34,373	$85,383

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

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

2. Redomestication

In prior periods, the Company’s consolidated financial statements presented the accounts of Warner Chilcott Limited, a Bermuda company, and all of its wholly-owned subsidiaries. In May 2009, the Board of Directors of Warner Chilcott Limited announced that it had unanimously approved the redomestication of the company from Bermuda to Ireland, subject to the approval of a scheme of arrangement by the company’s stockholders and the approval of the Supreme Court of Bermuda. On August 5, 2009 and August 14, 2009, respectively, the scheme of arrangement was approved by the shareholders of Warner Chilcott Limited and the Supreme Court of Bermuda. At 7:30 pm on August 20, 2009, the effective time of the scheme of arrangement, each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares, par value $0.01 per share, of Warner Chilcott Public Limited Company on a one-for-one basis. As a result of the transaction, Warner Chilcott Public Limited Company, a public limited company organized in, and a tax resident of, Ireland, became the ultimate public holding company of the Warner Chilcott group. On August 21, 2009, the shares of Warner Chilcott Public Limited Company began trading on the NASDAQ Global Market under the symbol “WCRX,” the same symbol under which Warner Chilcott Limited’s shares previously traded. References throughout to “we”, “our” or the “Company” refer to Warner Chilcott Limited and its subsidiaries prior to the effective time of the scheme of arrangement and to Warner Chilcott Public Limited Company and its subsidiaries since the effective time of the scheme of arrangement. In addition, references throughout to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the effective time of the scheme of arrangement and to the Company’s ordinary shares, par value $0.01 per share, since the effective time of the scheme of arrangement.

3. Summary of Significant Accounting Policies

The following policies are required interim updates to those discussed in Note 2 to the Company’s 2008 audited consolidated financial statements included in the Annual Report.

Revenue Recognition

Revenue from product sales is recognized when title to the product transfers to the customer, generally free on board, destination. Recognition of revenue also requires reasonable assurance of the collection of a fixed amount of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: sales returns, rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. Included in net sales are amounts earned under contract manufacturing agreements with third parties.

In 2009, the Company initiated customer loyalty programs related to DORYX 150 mg, LOESTRIN 24 FE, and TACLONEX ointment 100 mg. These customer loyalty programs cap the per prescription co-pay amount paid by our ultimate customers. The costs incurred by the Company in connection with the customer loyalty programs are considered sales-related deductions which reduce reported net sales. The Company estimates the accruals for these programs, based on estimated redemption rates, costs per redemption and other historical data. In March 2009, the Department of Defense (“DoD”) implemented the National Defense Authorization Act of 2008 authorizing the DoD to access discounted pricing for pharmaceuticals dispensed at retail pharmacies to TRICARE beneficiaries (e.g., members of the United States armed forces, their dependants and military retirees). Accordingly, the Company is required to pay rebates to the DoD for purchases under this program. The TRICARE rebates are reflected as a reduction of net sales.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

As of September 30, 2009 and December 31, 2008, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $14,278 and $12,836, respectively. The amounts included in accrued liabilities were $121,219 and $76,683 (of which $64,040 and $61,282 related to reserves for product returns) as of September 30, 2009 and December 31, 2008, respectively. The provisions recorded for product returns were $10,496 and $16,453 in the quarters ended September 30, 2009 and 2008, respectively, and were $33,528 and $51,339 in the nine months ended September 30, 2009 and 2008, respectively.

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents to third parties as a component of “other revenue”. Other revenue for the quarters ended September 30, 2009 and 2008 was $4,734 and $4,285, respectively, and for the nine months ended September 30, 2009 and 2008 was $16,950 and $14,648, respectively.

Subsequent Events

The Company evaluates subsequent events for matters that existed as of the balance sheet date up through the issuance date of this report on November 9, 2009. As of November 9, 2009, there are no subsequent events that are required to be recognized in the interim financial statements. Refer to the subsequent events discussed in Note 18 hereto, for subsequent events requiring disclosure in this Form 10-Q.

4. LEO Transaction

On September 23, 2009, the Company entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid the Company $1,000,000 in cash in order to terminate the Company’s exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to the Company’s distribution of DOVONEX and TACLONEX products in the United States. The transaction (the “LEO Transaction”) was approved by the respective boards of directors of the Company and LEO, and closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, the Company entered into a distribution agreement with LEO pursuant to which the Company agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through December 31, 2009 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. In addition, the Company agreed to provide certain transition services for LEO for a period of up to one year after the closing.

The LEO Transaction resulted in a gain of $380,088, net of tax, which was calculated as follows:

Cash purchase price	$1,000,000
Write-off of goodwill associated with the group of assets sold	(251,616)
Write-off of DOVONEX/TACLONEX product family intangible assets	(220,072)
Product supply advance	(104,122)
Closing costs and other	(31,095)

Pre-tax gain on the LEO Transaction	393,095
Provision for income taxes	(13,007)

After-tax gain on the LEO Transaction	$380,088

The aggregate gain from the LEO Transaction is expected to be $447,629, net of tax. However, approximately $68,919 of the gain relating to certain inventories is expected to be recognized as part of pre-tax income during the distribution agreement period.

The Company used approximately $481,798 of the proceeds from the LEO Transaction to repay the entire remaining principal balance of the loans outstanding under its prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”) of $479,830, as well as accrued and unpaid interest and fees of $1,968. This repayment resulted in the termination of the Prior Senior Secured Credit Facilities, including the write-off of $6,583 related to deferred loan costs.

5. Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS also includes the weighted average dilutive effect of common stock equivalents for the respective periods.

The following is the calculation of EPS for the quarters and nine months ended September 30, 2009 and 2008, respectively:

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net income available to shareholders	$424,245	$40,089	$523,604	$107,315

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	250,528,510	249,906,550	250,487,790	249,691,994
Dilutive effect of stock option exercises, stock option grants and unvested restricted stock grants	796,922	660,838	296,966	831,540

Diluted number of ordinary and potential ordinary shares outstanding	251,325,432	250,567,388	250,784,756	250,523,534

Earnings per ordinary share:
Basic	$1.69	$0.16	$2.09	$0.43

Diluted	$1.69	$0.16	$2.09	$0.43

Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase ordinary shares	6,097,455	4,106,155	6,465,125	4,106,217

Unvested restricted stock grants	417,628	213,027	590,633	256,820

The EPS impact of the gain on the LEO Transaction, net of tax, was $1.52 per basic share for both the quarter and nine months ended September 30, 2009, and was $1.51 and $1.52 per diluted share for the quarter and nine months ended September 30, 2009, respectively.

6. Derivatives

Derivative Financial Instruments

Derivative financial instruments are measured at fair value as defined by ASC Topic 820, “Fair Value Measurements” (“ASC 820”), and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive income, depending on the timing and designated purpose of the derivative.

The Company entered into an interest rate swap contract covering a portion of its variable rate debt under its Prior Senior Secured Credit Facilities with affiliates of Morgan Stanley. The swap fixed the interest rate on the covered portion of the Company’s variable rate debt, hedging a portion of its exposure to potentially adverse movements in interest rates under its Prior Senior Secured Credit Facilities.

The terms of the swap as of September 30, 2009 are shown in the following table:

Notional Principal Amount	Start Date	Maturity Date	Receive Variable Rate	Pay Fixed Rate
$200,000	Sept-29-06	Dec-31-09	90 day LIBOR	5.544%

For all prior periods, the derivative instrument was designated as a cash flow hedge with the related gains/(losses) recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. During the quarter ended September 30, 2009, as a result of the cash received from the LEO Transaction, the Prior Senior Secured Credit Facilities were terminated, resulting in the elimination of the variable rate debt that the interest rate swap had previously hedged. As a result, the derivative instrument is no longer an effective cash flow hedge. The value recorded in other comprehensive income as of September 23, 2009 was reclassified into net income. The gains/(losses) recorded in other comprehensive income were $4,900 and $3,199 in the quarters ended September 30, 2009 and 2008, respectively, and were $8,513 and $3,076 in the nine months ended September 30, 2009 and 2008, respectively. The Company recorded interest expense with an offsetting amount included in accrued interest for the remaining fair value of the swap as of September 30, 2009. The interest expense recorded was $2,528.

The fair value of the Company’s interest rate swap is determined under Level 3 based upon unobservable market inputs provided by an independent third party financial institution as defined by ASC 820. The reconciliation of the fair value (net of tax) of the interest rate swap is as follows:

Value of interest rate swap as of December 31, 2008	$(8,513)

Total gains included in other comprehensive income for the six months ended June 30, 2009	3,613

Value of interest rate swap as of June 30, 2009	$(4,900)

Total gains included in other comprehensive income for the quarter ended September 30, 2009	4,900
Total expenses included in interest expense for the quarter ended September 30, 2009	(2,528)

Value of interest rate swap as of September 30, 2009	$(2,528)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s $380,000 aggregate principal amount of 8.75% unsecured senior subordinated notes due 2015 (the “Notes”) are publicly traded securities. The fair value of the Company’s Notes, based on available market quotes, was $389,500 ($380,000 book value) and $349,600 ($380,000 book value) as of September 30, 2009 and December 31, 2008, respectively.

7. Inventories

Inventories consist of the following:

	As of September 30, 2009	As of December 31, 2008
Finished goods	$53,914	$45,566
Work-in-progress/Bulk	6,330	3,859
Raw materials	8,562	8,351

Total	$68,806	$57,776

Amounts above are net of $8,741 and $12,965 related to inventory obsolescence reserves as of September 30, 2009 and December 31, 2008, respectively. Product samples are stated at the lower of cost or future utilizable value ($3,249 and $3,618 as of September 30, 2009 and December 31, 2008, respectively) and are included in prepaid expenses and other current assets.

8. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s licensing agreements and all other trademarks are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

Components of the Company’s intangible assets as of September 30, 2009 consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
OVCON / FEMCON FE product family	$401,000	$332,412	$68,588
ESTROSTEP FE product family	199,100	182,183	16,917
ESTRACE Cream	411,000	195,302	215,698
FEMHRT product family	312,700	263,680	49,020
FEMRING	29,301	13,814	15,487
ESTRACE Tablets	31,500	9,975	21,525
FEMTRACE	10,695	3,366	7,329
DORYX	331,300	151,864	179,436
SARAFEM	57,800	57,800	—
DURICEF	29,000	29,000	—
MOISTUREL	10,900	3,452	7,448

Total Definite-lived intangible assets	1,824,296	1,242,848	581,448

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$1,854,296	$1,242,848	$611,448

Aggregate amortization expense related to intangible assets was $56,993 and $59,080 for the quarters ended September 30, 2009 and 2008, respectively, and was $170,978 and $164,830 for the nine months ended September 30, 2009 and 2008, respectively. Included in amortization expense was $5,368 and $16,107 for the quarter and nine months ended September 30, 2009, respectively, relating to the DOVONEX/TACLONEX product family which was divested during the quarter ended September 30, 2009. The gross carrying value related to these assets was $289,536 and accumulated amortization was $69,464 as of September 23, 2009, which was

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

written-off and included as a component of the gain resulting from the LEO Transaction. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. As of September 30, 2009, estimated amortization expense based on current forecasts for the remainder of 2009 and for each of the next five years was as follows:

Amortization
2009	$48,726
2010	139,525
2011	109,213
2012	77,639
2013	59,428
2014	45,837

9. Accrued Expenses

Accrued expenses consist of the following:

	As of September 30, 2009	As of December 31, 2008
Sales returns reserve	$64,040	$61,282
Customer loyalty and coupon programs	32,985	5,718
Product rebates accrual	24,194	9,684
Obligations under product licensing and distribution agreements	20,112	14,363
Provision for loss contracts	15,591	13,272
Payroll, commissions, and employee costs	12,538	15,055
Professional fees	11,846	2,075
Interest payable	8,069	13,934
Research and development expense accruals	3,473	4,858
Deferred income	3,447	5,083
Uncertain tax positions (1)	1,920	2,450
Other	6,066	3,979

Total	$204,281	$151,753

(1)	As of September 30, 2009 and December 31, 2008, all income tax liabilities were related to ASC Topic 740, “Accounting for Income Taxes,” (“ASC 740”). In addition, ASC 740 income tax reserves included as a component of other non-current liabilities as of September 30, 2009 and December 31, 2008 totaled $2,225 and $2,328, respectively.

10. Indebtedness

New Senior Secured Credit Facilities

In connection with the Company’s acquisition of the global branded prescription pharmaceutical business of The Procter & Gamble Company (“P&G”) on October 30, 2009, the Company entered into a new credit agreement providing for senior secured credit facilities in an aggregate amount up to $3,200,000. See Note 18 to this Form 10-Q for a description of the new senior secured credit facilities.

Prior Senior Secured Credit Facilities

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, LLC (“WCCL”), entered into the $1,790,000 Prior Senior Secured Credit Facilities with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. The Prior Senior Secured Credit Facilities consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 were available for letters of credit and swing line loans, respectively, to WCC and WCCL. As a result of making repayments of $582,557 in the nine months ended September 30, 2009 on the term loan and delayed-draw term loan facilities, the Prior Senior Secured Credit Facilities were repaid in full and terminated on September 23, 2009.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

8.75% Notes

On January 18, 2005, WCC, one of the Company’s wholly-owned U.S. subsidiaries, issued $600,000 aggregate principal amount of the Notes. In October 2006, the Company redeemed $210,000 aggregate principal amount of the Notes using a portion of the proceeds from the Company’s initial public offering (“IPO”). During 2008, WCC purchased and retired $10,000 aggregate principal amount of its Notes, at a discount, in privately negotiated open market transactions. As of September 30, 2009, the Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à r.l, Warner Chilcott Intermediate (Luxembourg) S.à r.l., WC Pharmaceuticals I Limited, our U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. As of September 30, 2009, the Notes were unsecured senior subordinated obligations of WCC, were guaranteed on an unsecured senior subordinated basis by the Guarantors and ranked junior to all future senior indebtedness. As of September 30, 2009, the Company’s total outstanding funded debt was comprised solely of the $380,000 aggregate principal amount of the Notes, which mature on January 18, 2015.

11. Stock-Based Compensation

The Company’s stock-based compensation, including grants of non-qualified options to purchase ordinary shares and grants of restricted ordinary shares, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. Total stock-based compensation expense recognized for the quarters ended September 30, 2009 and 2008 was $3,448 and $2,115, respectively, and was $9,410 and $6,120 for the nine months ended September 30, 2009 and 2008, respectively. Unrecognized future compensation expense was $14,797 as of September 30, 2009, which will be recognized as an expense over a remaining weighted average period of 1.12 years.

In establishing the value of the options on the grant dates, the Company uses its actual historical volatility for its ordinary shares to estimate its expected future volatility at each grant date. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years. The Company assumed that the options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options was determined using the following assumptions:

	2009 Grants	2008 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	2.35 – 3.76%	2.24 – 3.98%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7.6 years.

The following is a summary of the equity award activity for unvested restricted ordinary shares in the period from December 31, 2008 through September 30, 2009:

	Restricted Share Grants
(in thousands except per share amounts)	Number of Ordinary Shares	Weighted Average Fair Value on Grant Date
Unvested restricted ordinary shares at December 31, 2008	530	$10.66
Granted shares	546	13.15
Repurchased shares	—	—
Vested shares	(307)	6.25
Forfeited shares	(16)	15.39

Unvested restricted ordinary shares at September 30, 2009	753	$14.15

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of the equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2008 through September 30, 2009:

	Options to Purchase Ordinary Shares
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at December 31, 2008	4,074	$3.95	$19.34
Granted options	2,714	4.85	12.68
Exercised options	(64)	7.68	15.32
Forfeited options	(259)	6.32	14.49

Balance at September 30, 2009	6,465	$4.19	$16.78

Vested and exercisable at September 30, 2009	2,803	$2.45	$20.67

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s common stock as of September 30, 2009 and the exercise price of the non-qualified options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase ordinary shares, that are “in the money” as of September 30, 2009, is as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at September 30, 2009	4,521	$14.12	$21.62	$33,908
Vested and exercisable at September 30, 2009	885	$15.66	$21.62	$5,275

12. Commitments and Contingencies

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT). This contingent obligation is payable quarterly and is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to this product totaled $2,900 in each of the quarters ended September 30, 2009 and 2008 and $8,700 in each of the nine months ended September 30, 2009 and 2008. Pursuant to an agreement to settle certain patent litigation, the Company granted Barr Pharmaceuticals, Inc. (now Teva Pharmaceuticals Industries, Ltd. (together with its subsidiaries, “Teva”)), a non-exclusive license to launch a generic version of FEMHRT in November 2009, six months prior to the expiration of our patent with respect to this product. As of the date of this Form 10-Q, to the Company’s knowledge, Teva has not launched a generic version of FEMHRT. Assuming that FEMHRT maintains market exclusivity through the first quarter of 2010, the Company would make additional payments of:

Year	Amount
2009	$2,900
2010	2,900

Total	$5,800

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

In December 2008, the Company signed an agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2,000 in connection with signing the agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, the Company paid $9,000 to Dong-A, which was included in R&D expense for the nine months ended September 30, 2009, upon the achievement of a developmental milestone under the agreement. The Company agreed to pay for all development costs incurred during the term of the agreement and may make an additional payment to Dong-A of $13,000 upon the achievement of a contractually-defined milestone. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the product.

In February 2009, the Company acquired the U.S. rights to NexMed Inc.’s (“NexMed”) topically applied alprostadil cream for the treatment of ED and the previous license agreement between the Company and NexMed relating to the product was terminated.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Under the terms of the acquisition agreements, the Company paid NexMed an up-front payment of $2,500, which was included in R&D expense in the nine months ended September 30, 2009, and agreed to pay a milestone payment of $2,500 to NexMed upon the Food and Drug Administration’s (“FDA”) approval of the product New Drug Application. The Company is currently working to prepare its complete response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

Prior Product Development Agreements with LEO

In September 2005, the Company entered into agreements with LEO under which the Company acquired the rights to certain products under development. LEO also granted the Company a right of first refusal and last offer for the U.S. sales and marketing rights to dermatology products developed by LEO through 2010. As part of the LEO Transaction, the Company sold these rights back to LEO and these agreements were terminated.

13. Legal Proceedings

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

        Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 707 suits that were filed against, or tendered to, the Company, 457 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal motions in another 12 cases to plaintiffs’ counsel.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

As of September 30, 2009, the Company currently maintains product liability insurance coverage for claims between $25 million and $75 million, above which the Company is self-insured. The Company’s insurance may not apply to damages or defense costs related to the above mentioned claims, including any claim arising out of HT products with labeling that does not conform completely to FDA hormone replacement therapy communications to manufacturers of HT products. Labeling changes for ESTRACE Tablets that conform to such communications are currently pending before the FDA. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to us relating to these proceedings is not possible at this time.

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

On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin Ltd. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contends that the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”) which covers LOESTRIN 24 FE and expires in 2014 is invalid, unenforceable or not infringed. In September 2009, the Company filed a lawsuit against Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), in the District of Delaware charging Lupin with infringement of the ‘394 Patent. The lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of the Company’s receipt of such notice, subject to the prior resolution of the matter before the court. On October 21, 2009 Lupin Answered alleging invalidity and non-infringement of the ‘394 patent. No trial date has yet been set. The Company cannot provide any assurance as to when the action will be decided or whether the Delaware court will find that the Company’s ‘394 patent is valid or that the defendants’ ANDA products infringe the Company’s ‘394 Patent. Unless the Company’s ‘394 patent is found invalid, pursuant to the Company’s settlement agreement with Watson Pharmaceuticals, Inc. (“Watson”), the “first filer” with respect to LOESTRIN 24 FE, Watson may not enter the market until the earlier of January 22, 2014 or the date on which another generic version of LOESTRIN 24 FE enters the market. Under current law, Lupin may not launch its ANDA products until after Watson’s 180-day generic exclusivity period has expired.

        On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin Ltd. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, FEMCON FE. The notice letter contends that the Company’s U.S. Patent No. 6,667,050 (the “‘050 Patent”) which covers FEMCON FE and expires in 2019 is invalid or not infringed. In September 2009, the Company filed a lawsuit against Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc., in the District of Delaware charging Lupin with infringement of the ‘050 Patent. The lawsuit

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of the Company’s receipt of such notice, subject to the prior resolution of the matter before the court. On October 21, 2009, Lupin answered alleging invalidity and non-infringement of the ‘050 patent. No trial date has yet been set. The Company cannot provide any assurance as to when the action will be decided or whether the Delaware court will find that the Company’s ‘050 patent is valid or that the defendants’ ANDA products infringe the Company’s ‘050 Patent. Pursuant to the Company’s settlement agreement with a current subsidiary of Teva, the “first filer” with respect to FEMCON FE, unless the Company’s ‘050 patent is found invalid, Teva may not enter the market until the earlier of July 1, 2012 or, among other circumstances, the date that is two years following the date of the filing of an ANDA with a Paragraph IV certification by a third-party. If Lupin filed its ANDA with respect to FEMCON FE during 2009, Teva may be able to enter the market with a generic version of FEMCON FE as early as 2011. Under current law, Lupin may not launch its ANDA products until after Teva’s 180-day generic exclusivity period has expired.

On September 21, 2006, LEO informed the Company that the U.S. Patent and Trademark Office (the “USPTO”) ordered a reexamination of LEO’s U.S. Patent No. 6,753,013 (the “013 Patent”) in response to a request made by Galderma R&D (“Galderma”) based on alleged prior art. The 013 Patent covers TACLONEX products and certain of LEO’s products in development. Prior to the LEO Transaction, the Company marketed and sold TACLONEX products in the United States under a license agreement with LEO and had license rights to the products in development. LEO filed a response with the USPTO on November 13, 2006. In September 2007, LEO received a non-final Action Closing Prosecution from the USPTO, pursuant to which the patent examiner allowed the specific formulation claim for TACLONEX ointment but rejected the remaining pending claims in the reexamination of the 013 Patent. In July 2008, LEO received a Right of Appeal Notice from the USPTO reaffirming the patent examiner’s position as set forth in the non-final Action Closing Prosecution. In December 2008, the USPTO determined that the Right of Appeal Notice had been prematurely issued and granted LEO’s petition to reopen prosecution of the reexamination proceeding. As a result of the LEO Transaction, the Company’s exclusive license to distribute TACLONEX and DOVONEX products in the United States was terminated and the resolution of the reexamination proceedings will have no impact on the Company.

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

14. Income Taxes

As of September 30, 2009, the Company operated primarily in five tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The Company’s effective tax rates for the quarter and nine months ended September 30, 2009 were 5.7% and 7.8%, respectively, which include the tax impact of the LEO Transaction of $13,007. Excluding the $380,088 of net income resulting from the LEO Transaction, the effective tax rates were 22.2% and 18.0% for the quarter and nine months ended September 30, 2009, respectively, as compared to 13.8% and 17.5% in the prior year periods, respectively. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes.

        As of September 30, 2009 and December 31, 2008, the Company’s liability for unrecognized tax benefits was $3,532 and $3,527, respectively, excluding interest and penalties, if any. The unrecognized tax benefits that would impact the effective tax rate, if recognized, were $3,532 and $3,527 as of September 30, 2009 and December 31, 2008, respectively. During the quarters ended September 30, 2009 and 2008, the Company recorded approximately $16 and $498 in interest, respectively, in its provision for income taxes. During the nine months ended September 30, 2009 and 2008, the Company recorded approximately $16 and $1,580 in interest, respectively, in its provision for income taxes. Included in income tax liabilities as of September 30, 2009 and December 31, 2008 were approximately $751 and $1,242 of interest, respectively. The Company also includes penalties, when applicable, as a component of its provision for income taxes.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

15. Segment Information

The Company’s business consists of one operating segment for internal financial reporting purposes. The following represents selected statement of operations information for the quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenue by country of origin:
United States	$247,411	$225,657	$732,543	$672,420
All other countries	5,384	6,282	17,057	23,218

Total revenue	$252,795	$231,939	$749,600	$695,638

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenue breakdown by product:
Net sales:
LOESTRIN 24 FE	$64,607	$50,776	$174,964	$147,862
FEMCON FE	13,333	11,409	38,595	32,909
ESTROSTEP FE*	1,707	4,201	9,691	15,263
OVCON*	3,070	3,111	7,970	9,871
ESTRACE Cream	30,658	19,893	82,052	60,288
FEMHRT	19,475	14,564	45,319	47,008
FEMRING	4,218	4,029	11,659	10,950
DORYX	48,170	44,757	143,436	111,582
TACLONEX	29,011	38,185	102,139	113,894
DOVONEX*	23,775	26,379	85,667	92,959
SARAFEM	4,184	2,036	12,644	14,254
Other products	2,814	3,774	9,270	8,309
Contract manufacturing product sales	3,039	4,540	9,244	15,841

Total net sales	248,061	227,654	732,650	680,990

Other revenue:
Royalty revenue	4,734	4,285	16,950	14,648

Total revenue	$252,795	$231,939	$749,600	$695,638

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

The following is selected balance sheet information as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009	As of December 31, 2008
Property, plant and equipment, net:
United States	$16,743	$16,599
Puerto Rico	58,264	34,921
United Kingdom	12,308	9,388

Total	$87,315	$60,908

16. Guarantor and Non-Guarantor Condensed Consolidated Financial Information

The following financial information is presented as of September 30, 2009 and segregates the financial results of the Company, WCC (the issuer of the Notes), the guarantor subsidiaries of the Notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee WCC’s obligation under the Notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

As of September 30, 2009, the Company, Holdings III and WC Luxco S.à r.l. (the direct parent of WCC) were guarantors of the Notes. In addition, Warner Chilcott Intermediate (Luxembourg) S.à r.l. (the direct parent of WCC prior to May 20, 2009), WCCL, WC Pharmaceuticals I Limited, and Warner Chilcott (US), LLC (together, the “Subsidiary Guarantors”) were guarantors of the Notes. Warner Chilcott Holdings Company II, Limited (“Holdings II”) is the direct parent of Holdings III and was not a guarantor of the Notes. Holdings II is a wholly-owned subsidiary of Warner Chilcott Limited and its only material non-current asset is the capital stock of Holdings III. Warner Chilcott Limited is the direct parent of Holdings II and was not a guarantor of the Notes as of September 30, 2009, but was for the prior periods up until the effective time of the scheme of arrangement. Warner Chilcott Limited is a wholly-owned subsidiary of the Company and its only material non-current asset is the capital stock of Holdings II. Certain subsidiaries that do not guarantee the Notes are in the process of dissolution and are expected to be formally dissolved in the near future. All assets, rights and liabilities of such non-guarantor subsidiaries were transferred to, and assumed by, WCCL as of December 31, 2008.

The following financial information presents the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, and the related statements of operations for the quarters ended September 30, 2009 and 2008, and the related statements of operations and cash flows for the nine months ended September 30, 2009 and 2008. All 2008 financial data is presented with Warner Chilcott Limited as the parent of the group. Warner Chilcott plc was not formed as of or during the 2008 periods.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Balance Sheets as of September 30, 2009

	Warner Chilcott plc (Guarantor)	Warner Chilcott Limited (Non- Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$9,048	$167	$554	$117	$289	$736,931	$6,617	$—	$753,723
Accounts receivable, net	—	—	—	—	—	—	110,460	272	—	110,732
Intercompany	984	—	—	1,444,954	—	—	239,728	3,345	(1,689,011)	—
Inventories	—	—	—	—	—	—	66,528	2,278	—	68,806
Prepaid expenses & other current assets	—	221	—	—	—	17	84,233	1,324	—	85,795

Total current assets	984	9,269	167	1,445,508	117	306	1,237,880	13,836	(1,689,011)	1,019,056

Other assets
Property, plant & equipment, net	—	—	—	—	—	—	75,009	12,306	—	87,315
Intangible assets, net	—	—	—	—	—	—	595,955	15,493	—	611,448
Goodwill	—	—	—	—	—	—	998,708	—	—	998,708
Other noncurrent assets	—	—	—	—	—	8,367	1,362	(6)	—	9,723
Intercompany	—	—	—	—	—	—	—	—	—	—
Investments in subsidiaries	1,892,640	1,892,253	1,892,097	446,452	1,870,332	1,618,813	—	—	(9,612,587)	—

Total assets	$1,893,624	$1,901,522	$1,892,264	$1,891,960	$1,870,449	$1,627,486	$2,908,914	$41,629	$(11,301,598)	$2,726,250

Liabilities
Current liabilities
Accounts payable	$—	$1,114	$—	$—	$8	$—	$139,830	$3,656	$—	$144,608
Intercompany	—	1,878	17	—	1,431,461	222,877	3,302	29,476	(1,689,011)	—
Accrued expenses & other current liabilities	—	5,890	—	—	—	6,350	189,741	2,300	—	204,281
Current portion of long-term debt	—	—	—	—	—	—	—	—	—	—
Income taxes	—	—	—	—	—	(38,952)	47,836	(1,535)	—	7,349

Total current liabilities	—	8,882	17	—	1,431,469	190,275	380,709	33,897	(1,689,011)	356,238

Other liabilities
Long-term debt, excluding current portion	—	—	—	—	—	380,000	—	—	—	380,000
Intercompany	—	—	—	—	—	—	—	—	—	—
Other non-current liabilities	—	—	—	—	—	—	91,727	4,661	—	96,388

Total liabilities	—	8,882	17	—	1,431,469	570,275	472,436	38,558	(1,689,011)	832,626

Shareholders’ Equity	1,893,624	1,892,640	1,892,247	1,891,960	438,980	1,057,211	2,436,478	3,071	(9,612,587)	1,893,624

Total liabilities and shareholders’ equity	$1,893,624	$1,901,522	$1,892,264	$1,891,960	$1,870,449	$1,627,486	$2,908,914	$41,629	$(11,301,598)	$2,726,250

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the quarter ended September 30, 2009

	Warner Chilcott plc (Guarantor)	Warner Chilcott Limited (Non- Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$—	$252,795	$6,601	$(6,601)	$252,795
Costs, expenses and other
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	—	49,622	1,345	(6,601)	44,366
Selling, general & administrative	—	14,707	—	—	49	999	41,599	1,831	(70)	59,115
(Gain) on sale of assets	—	—	—	—	—	—	(393,095)	—	—	(393,095)
Research and development	—	—	—	—	39	—	12,445	(773)	(84)	11,627
Amortization of intangible assets	—	—	—	—	—	—	55,749	1,244	—	56,993
Dividend (income) / expense	—	(15,000)	(15,000)	—	(15,120)	—	—	—	45,120	—
Interest (income)	—	(1)	—	—	—	(2)	(28)	(1)	—	(32)
Interest expense	—	—	—	—	—	10,763	12,879	—	350	23,992

Income / (loss) before income taxes	—	294	15,000	—	15,032	(11,760)	473,624	2,955	(45,316)	449,829
Income tax (benefit) / provision	—	—	—	—	—	(4,670)	29,701	553	—	25,584
Equity in earnings / (losses) of subsidiaries	424,245	423,951	423,951	438,951	423,870	26,289	—	—	(2,161,257)	—

Net income / (loss)	$424,245	$424,245	$438,951	$438,951	$438,902	$19,199	$443,923	$2,402	$(2,206,573)	$424,245

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2009

	Warner Chilcott plc (Guarantor)	Warner Chilcott Limited (Non- Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$—	$749,600	$12,577	$(12,577)	$749,600
Costs, expenses and other
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	—	150,437	2,218	(12,577)	140,078
Selling, general & administrative	—	24,550	11	30	140	1,146	126,807	6,291	(72)	158,903
(Gain) on sale of assets	—	—	—	—	—	—	(393,095)	—	—	(393,095)
Research and development	—	—	—	—	84	—	47,259	185	(84)	47,444
Amortization of intangible assets	—	—	—	—	—	—	167,247	3,731	—	170,978
Dividend (income) / expense	—	(32,600)	(32,800)	(13,242)	(15,120)	—	—	—	93,762	—
Interest (income)	—	(2)	—	—	—	(3)	(95)	(11)	—	(111)
Interest expense	—	—	—	—	—	31,059	25,880	—	350	57,289

Income / (loss) before income taxes	—	8,052	32,789	13,212	14,896	(32,202)	625,160	163	(93,956)	568,114
Income tax (benefit) / provision	—	—	—	—	—	(12,552)	56,929	133	—	44,510
Equity in earnings / (losses) of subsidiaries	523,604	515,552	515,363	534,951	446,731	61,710	—	—	(2,597,911)	—

Net income / (loss)	$523,604	$523,604	$548,152	$548,163	$461,627	$42,060	$568,231	$30	$(2,691,867)	$523,604

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
Total revenue	$—	$—	$—	$—	$—	$695,638	$56,413	$(56,413)	$695,638
Costs, expenses and other
Cost of sales (excluding amortization of intangible assets)	—	—	—	—	—	159,904	3,416	(17,728)	145,249
Selling, general & administrative	3,656	30	30	68	199	180,025	2,929	(38,688)	148,249
Research and development	—	—	—	(30)	—	33,888	865	—	34,723
Amortization of intangible assets	—	—	—	—	—	137,829	27,001	—	164,830
Dividend (income) / expense	—	—	(23,985)	—	(202,719)	—	—	226,704	—
Interest (income)	(27)	—	(45)	—	(30)	(919)	(91)	—	(1,112)
Interest expense	—	—	—	—	38,548	34,034	761	—	73,343

(Loss) / income before income taxes	(3,629)	(30)	24,000	(38)	164,002	150,877	21,532	(226,701)	130,013
Income tax (benefit) / provision	—	—	—	—	(14,929)	36,339	1,288	—	22,698
Equity in earnings / (losses) of subsidiaries	110,944	110,974	86,974	213,496	34,565	—	—	(556,953)	—

Net income / (loss)	$107,315	$110,944	$110,974	$213,458	$213,496	$114,538	$20,244	$(783,654)	$107,315

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the nine month ended September 30, 2009

	Warner Chilcott plc (Guarantor)	Warner Chilcott Limited (Non- Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by / (used in) operating activities	$—	$7,636	$160	$491	$(85)	$155,148	$173,239	$4,339	$—	$340,928
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	—	—	—	—	—	(8,700)	—	—	(8,700)
Proceeds from sale of assets	—	—	—	—	—	—	1,000,000	—	—	1,000,000
Capital expenditures	—	—	—	—	—	—	(29,684)	(3,109)	—	(32,793)

Net cash provided by / (used in) investing activities	—	—	—	—	—	—	961,616	(3,109)	—	958,507

CASH FLOWS FROM FINANCING ACTIVITIES
Term repayments under bank senior secured credit facility	—	—	—	—	—	(155,311)	(427,246)	—	—	(582,557)
Other	—	984	—	—	—	—	(45)	—	—	939

Net cash provided by / (used in) financing activities	—	984	—	—	—	(155,311)	(427,291)	—	—	(581,618)

Net increase / (decrease) in cash and cash equivalents	$—	$8,620	$160	$491	$(85)	$(163)	$707,564	$1,230	$—	$717,817

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008

	Warner Chilcott Limited (Guarantor)	Warner Chilcott Holdings Company II, Limited (Non- Guarantor)	Warner Chilcott Holdings Company III, Limited (Guarantor)	Parent of Issuer (Guarantor)	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Adjustments	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) / provided by operating activities	$(704)	$(8)	$2,358	$(383)	$30,658	$181,163	$(2,910)	$—	$210,174
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	—	—	—	—	(48,700)	—	—	(48,700)
Capital expenditures	—	—	—	—	—	(12,389)	(939)	—	(13,328)

Net cash (used in) investing activities	—	—	—	—	—	(61,089)	(939)	—	(62,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Term repayments under bank senior secured credit facility	—	—	—	—	(31,599)	(134,431)	—	—	(166,030)
Other	410	—	—	—	—	(69)	—	—	341

Net cash provided by / (used in) financing activities	410	—	—	—	(31,599)	(134,500)	—	—	(165,689)

Net (decrease) / increase in cash and cash equivalents	$(294)	$(8)	$2,358	$(383)	$(941)	$(14,426)	$(3,849)	$—	$(17,543)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)—Continued

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

17. Comprehensive Income

ASC Topic 220, “Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported in shareholders’ equity to be separately disclosed as other comprehensive income/(loss). The components of accumulated other comprehensive income/(loss) for the Company consist of foreign currency translation adjustments and previously included unrealized gains/(losses) on the Company’s interest rate swap contract. Other comprehensive income was $428,298 and $41,539 for the quarters ended September 30, 2009 and 2008, respectively, and $533,310 and $108,520 for the nine months ended September 30, 2009 and 2008, respectively.

The components of accumulated other comprehensive income/(loss) consist of:

	As of September 30, 2009	As of December 31, 2008
Cumulative translation adjustment	$(2,215)	$(3,408)
Unrealized (loss) on interest rate swaps (net of tax)	—	(8,513)

Total	$(2,215)	$(11,921)

18. Subsequent Events

PGP Acquisition

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and P&G, the Company acquired the global branded prescription pharmaceutical business (“PGP”) of P&G for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). The purchase price remains subject to certain post-closing purchase price adjustments. Under the terms of the Purchase Agreement, the Company acquired P&G’s portfolio of branded pharmaceutical products, P&G’s prescription drug pipeline and its manufacturing facilities in Puerto Rico and Germany. To finance the PGP Acquisition, the Company used a combination of cash on hand and borrowings under its new senior secured credit facilities described below.

New Senior Secured Credit Facilities

On October 30, 2009, Holdings III, WC Luxco S.à r.l. (the “Luxco Borrower”), WCC (the “US Borrower”), WCCL (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent, pursuant to which the Lenders have provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,200,000 comprised of (i) $2,950,000 in aggregate term loan facilities and (ii) a $250,000 revolving credit facility with a five-year maturity that is available to all Borrowers. The term loan facilities are comprised of (i) a Term A facility in the amount of $1,000,000 with a five-year maturity that was borrowed by the PR Borrower, (ii) a Term B facility in the amount of $1,600,000 with a five-and-a-half year maturity ($500,000 of which was borrowed by the US Borrower and $1,100,000 of which was borrowed by the PR Borrower) and (iii) a delayed-draw term loan facility in the amount of $350,000, with a five-and-a-half year maturity that may be borrowed, if necessary as described below, by the PR Borrower. The Borrowers borrowed a total of $2,600,000 under the term loan facilities and made no borrowings under the revolving credit facility on October 30, 2009 to fund the PGP Acquisition.

The proceeds of the term loan facilities (other than the delayed-draw term loan facility, as described below), together with cash on hand, were used to fund the PGP Acquisition, to consummate the other transactions contemplated thereby and to pay fees and expenses in connection therewith. The commitments in respect of the delayed-draw term loan facility will expire 180 days after the closing of the PGP Acquisition and the proceeds thereof may be used exclusively to discharge the obligations of the Company or its subsidiaries in connection with (i) the exercise by Sanofi-Aventis U.S. LLC of its right under a global marketing agreement relating to risedronate products (including ACTONEL) to put its interest to the Company at fair market value determined by independent third party firms as a result of the PGP Acquisition (the “Sanofi Put”) and (ii) to pay fees and expenses incurred in connection therewith. The delayed-draw term facility is mandatorily prepayable if it is drawn and the Sanofi Put is subsequently not exercised, or the proceeds of such facility are in excess of the amount required to satisfy such obligations. The Borrowers may use the proceeds of the revolving credit facility for working capital and general corporate purposes. The revolving credit facility provides for a $20,000 sublimit for swing line loans and a $50,000 sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 (“Annual Report”). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report, our Current Report on Form 8-K filed on November 2, 2009 and elsewhere in this Form 10-Q.

Summary

The following are certain significant events:

•	In January 2009, we entered into settlement and license agreements with Watson Pharmaceuticals, Inc. to resolve certain pending patent litigation relating to FEMCON FE and LOESTRIN 24 FE;

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

•	In March 2009, we submitted an NDA for a low-dose oral contraceptive to the FDA;

•	In March 2009, we made optional repayments aggregating $100.0 million of our term loan indebtedness under our prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”);

•

In May 2009, the Board of Directors of Warner Chilcott Limited announced that it had unanimously approved the redomestication of the company from Bermuda to Ireland, subject to the approval of a scheme of arrangement by the company’s stockholders and the approval of the Supreme Court of Bermuda. On August 5, 2009 and August 14, 2009, respectively, the scheme of arrangement was approved by the shareholders of Warner Chilcott Limited and the Supreme Court of Bermuda. At 7:30 pm on August 20, 2009, the effective time of the scheme of arrangement, each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares, par value $0.01 per share, of Warner Chilcott Public Limited Company on a one-for-one basis. As a result of the transaction, Warner Chilcott Public Limited Company, a public limited company organized in, and a tax resident of, Ireland, became the ultimate public holding company of the Warner Chilcott group;

•

On September 23, 2009, we entered into a definitive asset purchase agreement with LEO Pharma A/S (“LEO”) pursuant to which LEO paid us $1.0 billion in cash in order to terminate our exclusive product licensing rights in the United States to distribute LEO’s TACLONEX and DOVONEX products (including rights to all products in LEO’s development pipeline), and acquire certain assets related to our distribution of DOVONEX and TACLONEX in the United States. This transaction resulted in an after-tax gain of $380.1 million in the quarter ended September 30, 2009. We used approximately $481.8 million of the proceeds from the transaction to repay the entire remaining principal balance of the loans outstanding under the Prior Senior Secured Credit Facilities of $479.8 million, as well as $2.0 million to pay accrued and unpaid interest and fees. The repayment resulted in the termination of our Prior Senior Secured Credit Facilities;

•

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and The Procter & Gamble Company (“P&G”), we acquired the global branded prescription pharmaceutical business (“PGP”) of P&G for approximately $2.9 billion in cash and the assumption of certain liabilities (the “PGP Acquisition”). The purchase price remains subject to certain post-closing purchase price adjustments. Under the terms of the Purchase Agreement, we acquired P&G’s portfolio of branded pharmaceutical products, P&G’s prescription drug pipeline and its manufacturing facilities in Puerto Rico and Germany. To finance the PGP Acquisition, we used a combination of cash on hand and borrowings under our new senior secured credit facilities;

•	Our revenue for the quarter ended September 30, 2009 was $252.8 million and our net income was $424.2 million; and

•	Our revenue for the nine months ended September 30, 2009 was $749.6 million and our net income was $523.6 million.

Strategic Transactions

As discussed briefly above, we have recently consummated two strategic transactions that will have a significant impact on our future operations.

LEO Transaction

On September 23, 2009, we entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO pursuant to which LEO paid us $1.0 billion in cash in order to terminate the Company’s exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to the Company’s distribution of DOVONEX and TACLONEX products in the United States. The transaction (the “LEO Transaction”) was approved by the respective boards of directors of the Company and LEO, and closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through December 31, 2009 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, our gross margin percentage will be negatively impacted during the fourth quarter of 2009. In addition, we agreed to provide certain transition services for LEO for a period of up to one year after the closing.

The LEO Transaction resulted in a gain of $380.1 million, net of tax, which was calculated as follows:

(dollars in millions)
Cash purchase price	$1,000.0
Write-off of goodwill associated with the group of assets sold	(251.6)
Write-off of DOVONEX/TACLONEX product family intangible assets	(220.1)
Product supply advance	(104.1)
Closing costs and other	(31.1)

Pre-tax gain on the LEO Transaction	393.1
Provision for income taxes	(13.0)

After-tax gain on the LEO Transaction	$380.1

The aggregate gain from the LEO Transaction is expected to be $447.6 million, net of tax. However, approximately $68.9 million of the gain relating to certain inventories is expected to be recognized as part of pre-tax income during the distribution agreement period.

We used approximately $481.8 million of the proceeds from the LEO Transaction to repay the entire remaining principal balance of the loans outstanding under its Prior Senior Secured Credit Facilities of $479.8 million, as well as accrued and unpaid interest and fees of $2.0 million. This repayment resulted in the termination of the Prior Senior Secured Credit Facilities.

PGP Acquisition

On October 30, 2009, we acquired PGP, including PGP’s portfolio of branded pharmaceutical products, prescription drug pipeline and manufacturing facilities in Puerto Rico and Germany. PGP’s principal products are ACTONEL for osteoporosis and ASACOL for ulcerative colitis. PGP also has co-promotion rights to ENABLEX for the treatment of overactive bladder. In order to fund the consideration for the PGP Acquisition, certain of our subsidiaries entered into new senior secured credit facilities, comprised of $2.95 billion in aggregate term loan facilities and a $250.0 million revolving credit facility. The PGP Acquisition will have a significant impact on our financial results in future periods.

Net Sales. PGP generates net sales primarily from the sale of ACTONEL, which accounted for $1.4 billion of PGP’s net sales of $2.3 billion in the year ended June 30, 2009, and ASACOL, which accounted for $679.0 million of PGP’s net sales in the year ended June 30, 2009. For the year ended June 30, 2009, approximately 69% of PGP’s net sales were in North America, and approximately 31% of its net sales were outside of North America, primarily in Western Europe.

Cost of Sales. As part of the PGP Acquisition, we acquired pharmaceutical manufacturing facilities in Manati, Puerto Rico and Weiterstadt, Germany. The Manati facility currently manufactures ACTONEL products. The Weiterstadt facility manufactures ASACOL products and packages ACTONEL products for sale in markets outside the United States. The application of purchase accounting adjustments to property, plant and equipment associated with the manufacture of the PGP products may result in an increase in depreciation expense included in cost of sales. In addition, a purchase accounting adjustment increasing the opening value of the inventories acquired in the PGP Acquisition will result in a non-recurring charge which will be recorded in our cost of sales as that inventory is sold to our customers. The effect of the write up of the opening value of the PGP inventory will be to reduce our gross margin on product sales with the impact expected to be reflected in our income statement during the applicable months following closing of the PGP Acquisition. Once the inventory write-up flows through our cost of sales, we expect gross margin on total revenue to be positively affected by the PGP Acquisition.

Selling, General & Administrative (“SG&A”) Expenses. The PGP Acquisition will significantly increase the size and scope of our selling, marketing and administrative functions and our overall SG&A expenses. The majority of PGP’s sales and marketing employees joined us at the closing. General and administrative costs within PGP’s historical SG&A expense are comprised of both direct administrative costs, mainly personnel, and the cost of outside services, as well as allocated indirect overhead costs for corporate functions and shared services. Over the next year, our G&A costs associated with the acquired PGP business are expected to include the costs of transition services provided for us by P&G, other direct G&A costs embedded within the acquired business and incremental costs we expect to incur as we add administrative infrastructure to support the larger, global business. In the near term we expect our total G&A costs associated with the acquired business to be at levels similar to those reported by PGP on a stand-alone basis for the year ended June 30, 2009. At the same time, PGP has recently reduced its G&A spending significantly to reduce costs and maximize profitability in light of (1) the ACTONEL franchise facing the potential loss of exclusivity in the major Western European markets beginning in 2010 and (2) a decision to focus more on improvements to currently marketed brands in the United States rather than more costly, higher risk, potentially higher reward projects.

In addition, the historical statements of income for the PGP business include a significant line item for other operating expenses, which includes the payments made to Sanofi under the global collaboration agreement for the promotion of risedronate products, including ACTONEL. For the year ended June 30, 2009, other operating expenses included $472.5 million in expenses related to the Sanofi agreement. Going forward, we will report the Sanofi expenses as part of selling and distribution expenses and intend to classify other SG&A amounts in expense line items consistent with our historical presentation of our operating results. As a result of the PGP Acquisition, Sanofi will have the right to put its interest in marketing ACTONEL under the global collaboration agreement to P&G. If the Sanofi Put is exercised, the collaboration agreement will be terminated and we will have the right to market ACTONEL in all of the markets in which Sanofi currently markets the product and will no longer have to share any of the profits from ACTONEL in the regions where we market the product with Sanofi. We would expect to report higher revenues from the sale of ACTONEL in the markets in which Sanofi currently promotes the product (and would incur greater costs of sales and SG&A in association with sales and operations in the additional markets) and would no longer incur co-promotion expenses for sales in the regions where we market the product. Consequently, subject to the cost of financing the Sanofi Put, we would expect to achieve higher margins for the sale of ACTONEL. If the Sanofi Put is exercised, we plan to fund it through cash on hand and proceeds from the delayed draw term loan facility under our new senior secured credit facilities. We also will have the ability to draw upon the revolving credit facility under our new senior secured credit facilities if we choose to do so. If the fair value of the Sanofi Put exceeds a previously agreed upon threshold amount, we have the option to require P&G to fund any amount in excess of the threshold, in which case P&G would be entitled to a proportionate share of profits from the sale of ACTONEL through 2014, which would reduce our margins. We also have the option to repay any amount funded by P&G within six months of the Sanofi Put closing date (with no interest), thereby terminating the P&G profit share arrangement.

R&D Activities. The PGP Acquisition will increase the scale of our R&D activities, adding both personnel and a number of ongoing product development projects.

Depreciation and Amortization. The application of purchase accounting adjustments related to the PGP Acquisition will lead to a significant increase in our future amortization expense and may increase our depreciation expense relative to the level of depreciation included in PGP’s historical results of operations.

Interest Expense. Upon the closing of the PGP Acquisition, we incurred substantial incremental indebtedness. As a result, our interest expense is expected to increase and include interest on outstanding indebtedness and the amortization of deferred financing costs.

Provision / (Benefit) for Income Taxes. Following the PGP Acquisition, we will operate in a number of tax jurisdictions in addition to those where we now operate including many Western European countries, Australia and Canada. The PGP Acquisition was structured such that many of the acquired PGP pharmaceutical product assets will be owned by our Puerto Rican subsidiary where we expect to continue to enjoy a favorable tax rate.

Operating Results for the quarters and nine months ended September 30, 2009 and 2008

Revenue

The following table sets forth our unaudited revenue for the quarters and nine months ended September 30, 2009 and 2008, as well as the corresponding dollar and percentage changes:

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Oral Contraception
LOESTRIN 24 FE	$64.6	$50.8	$13.8	27.2%	$175.0	$147.9	$27.1	18.3%
FEMCON FE	13.3	11.4	1.9	16.9%	38.6	32.9	5.7	17.3%
ESTROSTEP FE*	1.7	4.2	(2.5)	(59.4)%	9.7	15.3	(5.6)	(36.5)%
OVCON*	3.1	3.1	—	(1.3)%	8.0	9.9	(1.9)	(19.3)%

Total	82.7	69.5	13.2	19.0%	231.3	206.0	25.3	12.3%

Hormone therapy
ESTRACE Cream	30.7	19.9	10.8	54.1%	82.1	60.3	21.8	36.1%
FEMHRT	19.5	14.6	4.9	33.7%	45.3	47.0	(1.7)	(3.6)%
FEMRING	4.2	4.0	0.2	4.7%	11.7	11.0	0.7	6.5%
Other HT Products	2.6	2.8	(0.2)	(6.7)%	7.6	8.3	(0.7)	(7.8)%

Total	57.0	41.3	15.7	37.9%	146.7	126.6	20.1	15.9%

Dermatology
DORYX	48.2	44.8	3.4	7.6%	143.4	111.6	31.8	28.5%
TACLONEX	29.0	38.2	(9.2)	(24.0)%	102.1	113.9	(11.8)	(10.3)%
DOVONEX*	23.8	26.4	(2.6)	(9.9)%	85.7	92.9	(7.2)	(7.8)%

Total	101.0	109.4	(8.4)	(7.7)%	331.2	318.4	12.8	4.0%

PMDD
SARAFEM	4.2	2.0	2.2	105.5%	12.6	14.2	(1.6)	(11.3)%

Other product sales
Other	0.2	0.9	(0.7)	(82.9)%	1.6	0.0	1.6	n.m.
Contract manufacturing	3.0	4.5	(1.5)	(33.1)%	9.2	15.8	(6.6)	(41.6)%

Total product net sales	248.1	227.6	20.5	9.0%	732.6	681.0	51.6	7.6%

Other revenue
Royalty revenue	4.7	4.3	0.4	10.5%	17.0	14.6	2.4	15.7%

Total revenue	$252.8	$231.9	$20.9	9.0%	$749.6	$695.6	$54.0	7.8%

*	Includes revenue from related authorized generic product sales from the date of their respective launch.

Revenue in the quarter ended September 30, 2009 was $252.8 million, an increase of $20.9 million, or 9.0%, over the same quarter in the prior year. Revenue in the nine months ended September 30, 2009 was $749.6 million, an increase of $54.0 million, or 7.8%, over the same period in the prior year. The primary drivers of the increase in revenue for the nine months ended September 30, 2009 were the net sales of our promoted products DORYX, LOESTRIN 24 FE and ESTRACE Cream, which together contributed $28.0 million and $80.7 million of revenue growth for the quarter and nine months ended September 30, 2009, respectively, compared to the prior year periods. The growth delivered by these products was partially offset by net sales declines in certain other products, primarily TACLONEX and DOVONEX. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand.

Net sales of our oral contraceptive products increased $13.2 million, or 19.0%, in the quarter ended September 30, 2009 and $25.3 million, or 12.3%, in the nine months ended September 30, 2009, compared with the prior year periods. LOESTRIN 24 FE generated revenues of $64.6 million in the quarter ended September 30, 2009, an increase of 27.2%, compared with $50.8 million in the prior year quarter. During the nine months ended September 30, 2009, LOESTRIN 24 FE generated revenues of $175.0 million, an increase of 18.3%, compared with $147.9 million in the prior year period. The increase in LOESTRIN 24 FE net sales in both periods was primarily due to increases in filled prescriptions of 28.1% and 15.7%, respectively, as well as higher average selling prices and an expansion of pipeline inventories relative to the prior year periods, offset in part by the impact of higher sales-related deductions. Increased utilization of the customer loyalty cards for LOESTRIN 24 FE drove an increase in sales-related deductions in the quarter and nine months ended September 30, 2009. FEMCON FE generated revenues of $13.3 million and $38.6 million in the quarter and nine months ended September 30, 2009, respectively, compared to $11.4 million and $32.9 million in the prior year periods. The increase in FEMCON FE net sales in the quarter ended September 30, 2009 was primarily due to higher average selling prices and lower sales-related deductions, offset in part by a decline in filled prescriptions of 3.8% relative to the prior year period. The increase in FEMCON FE net sales in the nine months ended September 30, 2009 is due to higher average selling prices and an increase in filled prescriptions of 5.7%, offset in part by higher sales-related deductions relative to the prior year period. We believe the increased prescription demand and market share for LOESTRIN 24 FE and the modest declines for FEMCON FE are reflective of our promotional emphasis.

Net sales of our dermatology products decreased $8.4 million, or 7.7%, in the quarter ended September 30, 2009 but increased $12.8 million, or 4.0%, in the nine months ended September 30, 2009, compared with the prior year periods. Net sales of DORYX increased $3.4 million, or 7.6%, in the quarter ended September 30, 2009, compared to the prior year quarter, primarily due to a 45.2% increase in filled prescriptions and higher average selling prices, which was offset in part by higher sales-related deductions and a contraction of pipeline inventories relative to the prior year period. The increase in filled prescriptions primarily relates to DORYX 150 mg, which we launched in the third quarter of 2008 and to which we have dedicated significant promotional efforts, including our recently launched customer loyalty card program. Increased utilization of the customer loyalty card for DORYX 150 mg drove an increase in sales-related deductions in the 2009 periods. Net sales of DORYX increased $31.8 million, or 28.5%, in the nine months ended September 30, 2009, compared to the prior year period, primarily due to a 36.4% increase in filled prescriptions, as well as higher average selling prices, which were offset in part due to higher sales-related deductions. Net sales of TACLONEX decreased $9.2 million, or 24.0%, to $29.0 million in the quarter ended September 30, 2009, compared to $38.2 million in the prior year quarter. Net sales of TACLONEX decreased $11.8 million, or 10.3%, to $102.1 million in the nine months ended September 30, 2009, compared to $113.9 million in the prior year period. The decrease in net sales in the quarter and nine months ended September 30, 2009 is primarily due to a contraction of pipeline inventories relative to the prior year periods, higher sales-related deductions as well as a decline in filled prescriptions of 12.9% and 7.2%, respectively, offset in part by the impact of higher average selling prices. Net sales of DOVONEX decreased $2.6 million, or 9.9%, and $7.2 million, or 7.8%, in the quarter and nine months ended September 30, 2009 as compared to the prior year periods. The decline in DOVONEX net sales in the quarter and nine months ended September 30, 2009 was due primarily to decreases in filled prescriptions of 19.4% and 23.1%, respectively, offset in part by higher average selling prices and lower sales-related deductions relative to the prior year period. The decline in filled prescriptions was due primarily to customers switching to other therapies, as well as the introduction of generic versions of DOVONEX Solution into the market in the second quarter of 2008, including our authorized generic product. As a result of the LEO Transaction and related distribution agreement with LEO, we will continue to record revenue from the distribution of the products through December 31, 2009. This will negatively impact our gross margin percentage during the fourth quarter of 2009. Beginning in January 2010, we will no longer be the distributor for LEO and therefore will not record any revenue or cost of sales related to the LEO products.

Net sales of our hormone therapy products increased $15.7 million, or 37.9%, in the quarter ended September 30, 2009 and $20.1 million, or 15.9%, in the nine months ended September 30, 2009, compared with the prior year periods. Net sales of ESTRACE Cream increased $10.8 million, or 54.1%, and $21.8 million, or 36.1%, in the quarter and nine months ended September 30, 2009, respectively, compared to the prior year periods. We began promotional efforts for ESTRACE Cream in early 2009. As a result, the increases in net sales were primarily due to an increase in filled prescriptions of 21.9% and 19.6% in the quarter and nine months ended September 30, 2009, respectively, and higher average selling prices. Net sales of FEMHRT increased $4.9 million, or 33.7%, in the quarter ended September 30, 2009, and decreased $1.7 million, or 3.6%, in the nine months ended September 30, 2009. The increase in FEMHRT net sales in the quarter ended September 30, 2009 was due to the expansion of pipeline inventories relative to the prior year period as well as higher average selling prices, offset in part by a decline in filled prescriptions of 14.8%. The decrease in FEMHRT net sales in the nine months ended September 30, 2009 was primarily due to a decline in filled prescriptions of 13.8%, offset in part by the impact of higher average selling prices. Generic competition may negatively impact net sales of FEMHRT beginning as early as November 2009.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters and nine months ended September 30, 2009 and 2008:

(dollars in millions)	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	$ Change	Percent Change
Product net sales	$248.1	$227.6	$20.5	9.0%

Cost of sales (excluding amortization)	$44.4	$46.8	$(2.4)	(5.2)%

Cost of sales percentage	17.9%	20.6%

(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	Percent Change
Product net sales	$732.6	$681.0	$51.6	7.6%

Cost of sales (excluding amortization)	$140.1	$145.6	$(5.5)	(3.8)%

Cost of sales percentage	19.1%	21.4%

Cost of sales (excluding amortization) decreased $2.4 million, or 5.2%, and $5.5 million, or 3.8%, in the quarter and nine months ended September 30, 2009, respectively, compared with the prior year periods. Our cost of sales, as a percentage of product net sales, decreased in both the quarter and nine months ended September 30, 2009. The decrease is due to a number of factors, primarily a favorable mix of products sold as compared to the prior periods, offset in part by increases in manufacturing costs.

Selling, General & Administrative (“SG&A”) expenses

SG&A expenses were comprised of the following expenses for the quarters and nine months ended September 30, 2009 and 2008:

(dollars in millions)	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$7.6	$9.7	$(2.1)	(21.5)%
Selling and Distribution	19.8	22.0	(2.2)	(9.9)%
General, Administrative and Other (“G&A”)	31.7	14.2	17.5	122.7%

Total	$59.1	$45.9	$13.2	28.7%

(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	Percent Change
A&P	$25.8	$37.2	$(11.4)	(30.8)%
Selling and Distribution	63.0	68.6	(5.6)	(8.2)%
G&A	70.1	42.4	27.7	65.4%

Total	$158.9	$148.2	$10.7	7.2%

SG&A expenses for the quarter ended September 30, 2009 were $59.1 million, an increase of $13.2 million, or 28.7%, from $45.9 million in the prior year quarter. SG&A expenses for the nine months ended September 30, 2009 were $158.9 million, an increase of $10.7 million, or 7.2%, from $148.2 million in the prior year period. A&P expenses in the quarter and nine months ended September 30, 2009 decreased $2.1 million, or 21.5%, and $11.4 million, or 30.8%, compared with the prior year periods. The decrease in the quarter ended September 30, 2009 is primarily due to an overall decrease in sampling and promotional spending due to a reduction in promotional activity as a result of a lower average headcount for the field sales force relative to the prior year quarter. The decrease in the nine months ended September 30, 2009 is primarily due to an $8.7 million decrease in direct-to-consumer advertising as well as an overall decrease in other sampling and promotional spending in the 2009 period. Selling and distribution expenses decreased by $2.2 million, or 9.9%, and $5.6 million, or 8.2%, in the quarter and nine months ended September 30, 2009, respectively, as compared to the prior year periods. The decrease in both periods is primarily due to a lower average headcount relative to the prior year periods, offset in part by new promotion expenses related to FEMRING in the current year periods. G&A expenses increased $17.5 million, or 122.7%, and $27.7 million, or 65.4%, in the quarter and nine months ended September 30, 2009, respectively, as compared with the prior year periods. The increase in the quarter ended September 30, 2009 is due in large part to increases in professional and legal fees primarily relating to the PGP Acquisition of $14.5 million and, to a lesser extent, increases in compensation expenses. The increase in the nine months ended September 30, 2009 is due in large part to increases in professional and legal fees primarily relating to the PGP Acquisition of $17.7 million, fees associated with our redomestication to Ireland of $6.3 million and, to a lesser extent, increases in compensation expenses.

R&D

Our investment in R&D for the quarter ended September 30, 2009 was $11.6 million, an increase of $1.6 million, or 16.3%, compared with $10.0 million in the prior year quarter. Our R&D expense for the nine months ended September 30, 2009 was $47.4 million, an increase of $12.7 million, or 36.6% compared with $34.7 million in the prior year period. Included in the nine months ended September 30, 2009 was a $9.0 million payment to Dong-A upon the achievement of a developmental milestone under our existing agreement for an orally-administered udenafil product for the treatment of ED. Also included in the nine months ended September 30, 2009 was a $2.5 million payment to NexMed in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of ED. Excluding the $11.5 million of payments to Dong-A and NexMed during the nine months ended September 30, 2009, R&D expenditures were essentially flat compared to the prior year period.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended September 30, 2009 and 2008 was $57.0 million and $59.1 million, respectively. Amortization of intangible assets in the nine months ended September 30, 2009 and 2008 was $171.0 million and $164.8 million, respectively. The increase in the nine months ended September 30, 2009 compared to the prior year period was due to the impact of additional accelerated amortization of the OVCON/FEMCON FE product family beginning in the quarter ended December 31, 2008 partially offset by decreases in the amortization of ESTROSTEP, due to the Company’s acceleration methodology pursuant to which we recognized greater expense in the 2008 period relative to the 2009 period. In addition, the increased amortization during the nine months ended September 30, 2009 was partially offset by decreases in the amortization of SARAFEM, which was fully amortized as of the quarter ended June 30, 2008. We continuously review our products’ remaining useful lives based on each product family’s estimated future cash flows. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”)

Net interest expense for the quarter ended September 30, 2009 was $24.0 million, an increase of $0.4 million, or 1.4%, from $23.6 million in the prior year quarter. Net interest expense for the nine months ended September 30, 2009 was $57.2 million, a decrease of $15.0 million, or 20.8%, from $72.2 million in the prior year period. Included in net interest expense in the quarter ended September 30, 2009 was $6.6 million relating to the write-off of deferred loan costs associated with the repayment of $479.8 million of indebtedness under our Prior Senior Secured Credit Facilities, as compared to a $1.3 million expense relating to the write-off of deferred loan costs associated with the optional prepayment of $90.0 million of indebtedness under our Prior Senior Secured Credit Facilities in the quarter ended September 30, 2008. Included in net interest expense in the nine months ended September 30, 2009 was $7.8 million relating to the write-off of deferred loan costs associated with the repayment of $578.6 million of indebtedness under our Prior Senior Secured Credit Facilities, as compared to a $2.4 million expense relating to the write-off of deferred loan costs associated with the optional prepayment of $160.0 million of indebtedness under our Prior Senior Secured Credit Facilities in the nine months ended September 30, 2008. The decrease in net interest expense in the nine months ended September 30, 2009 was primarily the result of cumulative reductions in outstanding debt during 2008 and 2009 which reduced the average debt balance outstanding from $1,174.6 million in the nine months ended September 30, 2008 to $881.8 million in the nine months ended September 30, 2009. The cumulative reduction in the average debt level is the result of prepayments and purchases made using cash flows from operations and cash on hand, net of investing activities.

Income taxes

As of September 30, 2009, the Company operated primarily in five tax jurisdictions: the United Kingdom, the United States, the Republic of Ireland, Bermuda and Puerto Rico. The Company’s effective tax rates for the quarter and nine months ended September 30, 2009 were 5.7% and 7.8%, respectively, each of which includes the tax impact of the LEO Transaction of $13.0 million. Excluding the $380.1 million of net income resulting from the LEO Transaction, the effective tax rates were 22.2% and 18.0% for the quarter and nine months ended September 30, 2009, respectively, as compared to 13.8% and 17.5% in the prior year periods, respectively. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes.

Net income

Due to the factors described above, we reported net income of $424.2 million and $40.1 million in the quarters ended September 30, 2009 and 2008, respectively, and $523.6 million and $107.3 million in the nine months ended September 30, 2009 and 2008, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At September 30, 2009, our cash on hand was $753.7 million, as compared to $35.9 million at December 31, 2008. As of September 30, 2009, our total debt consisted of $380.0 million aggregate principal amount of our outstanding 8.75% Senior Subordinated Notes due 2015 (the “Notes”).

The following table summarizes our net increase / (decrease) in cash and cash equivalents:

(Dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net cash provided by operating activities	$340.9	$210.2
Net cash provided by / (used in) investing activities	958.5	(62.0)
Net cash (used in) financing activities	(581.6)	(165.7)

Net increase / (decrease) in cash and cash equivalents	$717.8	$(17.5)

Our net cash provided by operating activities for the nine months ended September 30, 2009 increased $130.7 million over the prior year period. We reported net income of $523.6 million in the nine months ended September 30, 2009, of which $380.1 million related to the gain on the LEO Transaction ($393.1 million before tax), as compared to $107.3 million in the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we paid $34.4 million in respect of income taxes as compared to $85.4 million in the prior year period. During the nine months ended September 30, 2008, the income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the anticipated final settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS. Our liability for unrecognized tax benefits (including interest) under ASC Topic 740, “Accounting for Income Taxes,” (“ASC 740”) which is expected to settle within the next twelve months is $1.9 million. Our liability for unrecognized tax benefits (including interest) under ASC 740 which is expected to settle after twelve months is $2.2 million. Also impacting our cash flows from operating activities relative to the prior year period was a $9.0 million cash payment made in the nine months ended September 30, 2008 relating to the final settlement of our OVCON 35 litigation which was included in net income in the year ended December 31, 2007.

Our net cash provided by investing activities during the nine months ended September 30, 2009 totaled $958.5 million, consisting of $1.0 billion of proceeds from the LEO Transaction, offset by $8.7 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT and $32.8 million relating to capital expenditures. The cash flows used in investing activities in the nine months ended September 30, 2008 totaled $62.0 million, consisting of $8.7 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT, $40.0 million to acquire the rights to sell TACLONEX scalp, and $13.3 million relating to capital expenditures. Our capital expenditures in 2009 have increased significantly over the 2008 levels primarily due to continued investments in our Fajardo, Puerto Rico manufacturing facility.

Our net cash used in financing activities in the nine months ended September 30, 2009 was $581.6 million. This included the prepayment in full of the remaining $582.6 million of indebtedness under our Prior Senior Secured Credit Facilities. Our net cash used in financing activities in the nine months ended September 30, 2008 was primarily the result of our repayment of $166.0 million of debt under the Prior Senior Secured Credit Facilities.

Prior Senior Secured Credit Facilities

On January 18, 2005, Warner Chilcott Holdings Company III, Limited (“Holdings III”) and its subsidiaries, Warner Chilcott Corporation (“WCC”) and Warner Chilcott Company, LLC (“WCCL”), entered into the $1.8 billion Prior Senior Secured Credit Facilities with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. The Prior Senior Secured Credit Facilities consisted of $1.6 billion of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million were available for letters of credit and swing line loans, respectively, to WCC and WCCL. As a result of making repayments of $582.6 million in the nine months ended September 30, 2009 on the term loan, the Prior Senior Secured Credit Facilities were repaid in full and terminated on September 23, 2009.

8.75% Notes

On January 18, 2005, WCC, one of the Company’s wholly-owned U.S. subsidiaries, issued $600.0 million aggregate principal amount of the Notes. In October 2006, the Company redeemed $210.0 million aggregate principal amount of the Notes using a portion of the proceeds from the Company’s initial public offering (“IPO”). During 2008, WCC purchased and retired $10.0 million aggregate principal amount of its Notes, at a discount, in privately negotiated open market transactions. As of September 30, 2009, the Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à r.l , Warner Chilcott Intermediate (Luxembourg) S.à r.l., WC Pharmaceuticals I Limited, our U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL (collectively, the “Guarantors”). Interest payments on the Notes are due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes are being amortized to interest expense over the ten-year term of the Notes using the effective interest method. As of September 30, 2009, the Notes were unsecured senior subordinated obligations of WCC, were guaranteed on an unsecured senior subordinated basis by the Guarantors and ranked junior to all future senior indebtedness. As of September 30, 2009, our total outstanding funded debt was comprised solely of the $380.0 million aggregate principal amount of the Notes, which mature on January 18, 2015.

Going forward following the closing of the PGP Acquisition and the entry into our new senior secured credit facilities on October 30, 2009, our principal sources of liquidity will be cash flow from operations and borrowings under our new senior secured credit facilities. Our principal uses of cash will be debt service requirements, capital expenditures and potential acquisitions. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next twelve months.

Debt Service

Following the PGP Acquisition, we had total indebtedness of approximately $3.0 billion and $250 million of available revolver borrowings under our new senior secured credit facilities, subject to customary conditions.

The new senior secured credit facilities consist of a five-year $250.0 million revolving credit facility and an aggregate of $2.95 billion in term loan facilities, comprised of a $1.0 billion five year Term A loan facility and a $1.6 billion five and a half-year Term B loan facility. Up to $350.0 million under the term loan facilities is available as a delayed draw term loan facility, which may be drawn at any time on or prior to 180 days following the closing of the PGP Acquisition to pay our obligations in connection with the Sanofi Put, subject to conditions. Borrowings under the new senior secured credit facilities will generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR (with a LIBOR floor of 2.25%). The new senior secured credit facilities will be secured by first priority interests in substantially all of the tangible and intangible assets owned by the borrowers and guarantors under such facilities. See Note 18 to our Notes to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2009 included in this Form 10-Q for a description of the new senior secured credit facilities. In addition, our existing Notes will remain outstanding.

Capital expenditures

We anticipate that our capital expenditures following the PGP Acquisition, as a percentage of revenue, will not exceed our capital expenditures for the nine months ended September 30, 2009, as a percentage of revenue.

Acquisitions

As a part of our business strategy, from time to time we consider acquisitions, in-licensing and partnership opportunities involving complimentary products. We cannot guarantee that any such transactions will be consummated.

We currently intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

As of September 30, 2009, the Company had no variable rate debt.

Inflation

Inflation did not have a material impact on our operations during the quarters and nine months ended September 30, 2009 and 2008.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of September 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

During the quarter ended September 30, 2009 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 13 to our Notes to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2009 included in this Form 10-Q for a description of our significant legal proceedings.

Item 1A.	Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our periodic filings, including our Annual Report, as amended, and our Current Report on Form 8-K filed on November 2, 2009, should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our periodic filings are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our periodic filings or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s 2009 Annual General Meeting of Shareholders held on August 5, 2009 at The K Club, Straffan, Co. Kildare, Ireland, the shareholders of the Company’s predecessor approved the following matters:

1. The election of the below listed Class III Directors to serve on the Company’s board of directors until the Company’s Annual General Meeting of Shareholders in 2012:

Nominee	Votes For	Votes Withheld
Roger M Boissonneault	205,068,157	11,454,563

James H. Bloem	216,007,175	515,539

John A. King, Ph.D.	201,194,308	15,328,406

Patrick J. O’Sullivan	216,005,539	517,175

In addition, the terms of the following directors continued after the 2009 Annual General Meeting of Shareholders: John P. Connaughton; Stephen P. Murray; Steven C. Rattner; Todd M. Abbrecht; David F. Burgstahler; Stephen G. Pagliuca. In October 2009, the Company announced the resignation from the Board of Directors of Stephen G. Pagliuca and Steven C. Rattner. Neither resignation was the result of any disagreement with the Company.

2. The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 2009 and the authorization of the Company’s board of directors to determine PricewaterhouseCoopers LLP’s remuneration.

Votes For	Votes Against	Abstentions
215,923,010	599,311	393

3. Amendments to the Company’s 2005 Equity Incentive Plan in order to increase the number of shares available for issuance under the plan, enable awards under the plan that comply with the exemptions from the deduction limitations imposed under Section 162(m) of the Internal Revenue Code of 1986, as amended, and to allow the Company to issue ordinary shares under the plan following the effectiveness of the Scheme of Arrangement (as described below).

Votes For	Votes Against	Abstentions
183,870,074	31,319,627	2,458

4. A Management Incentive Plan that permits the Company to make future bonus award to certain key executives that are deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Votes For	Votes Against	Abstentions
204,640,222	11,877,879	4,612

At the Company’s Special Court-Ordered Meeting of Shareholders held on August 5, 2009 immediately following the 2009 Annual General Meeting of Shareholders at The K Club, Straffan, Co. Kildare, Ireland, the shareholders of the Company’s predecessor approved the following matters:

1. A Scheme of Arrangement pursuant to which each holder of Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, outstanding as of 7:30 pm on August 20, 2009 received ordinary shares, par value $0.01 per share, of the Company on a one-for-one basis (the “Scheme of Arrangement”). Following the effectiveness of the Scheme of Arrangement, the Company became the ultimate public parent holding company of the Warner Chilcott group.

Votes For	Votes Against	Abstentions
211,089,204	4,082,645	20,310

2. The creation of distributable reserves of the Company (through the reduction of the share premium account of the Company), subject to the approval of the High Court of Ireland.

Votes For	Votes Against	Abstentions
211,098,507	4,082,995	10,657

Item 6.	Exhibits

2.1	Purchase Agreement between The Procter & Gamble Company and Warner Chilcott plc, dated as of August 24, 2009 (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K filed by Warner Chilcott plc on August 24, 2009).

2.2	Asset Purchase Agreement dated as of September 23, 2009 among LEO Pharma A/S, LEO Laboratories Ltd., Warner Chilcott plc, Warner Chilcott Company, LLC and Warner Chilcott (US), LLC (incorporated by reference to exhibit 2.1 in the Current Report on Form 8-K filed by Warner Chilcott plc on September 23, 2009).

3.1	Memorandum and Articles of Association of Warner Chilcott plc (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

4.1	Fourth Supplemental Indenture, dated as of August 20, 2009, among Warner Chilcott plc, Warner Chilcott Corporation, Warner Chilcott Holdings Company III, Limited, Warner Chilcott Intermediate (Luxembourg) S.à r.l., WC Luxco S.à r.l., WC Pharmaceuticals I Limited, Warner Chilcott Company, LLC, Warner Chilcott (US), LLC and Wells Fargo Bank, National Association, as the Trustee (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

4.2	Release of Guarantee, dated as of August 20, 2009, among Warner Chilcott Limited, Warner Chilcott Corporation and Wells Fargo Bank, National Association, as the Trustee (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

4.3	Second Amendment to the Amended and Restated Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Amended and Restated Management Shareholders Agreement, dated as of March 31, 2005 (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

4.4	Second Amendment to the Amended and Restated Management Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Amended and Restated Management Shareholders Agreement, dated as of March 28, 2005 (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

4.5	Form of Share Certificate (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

10.1	Warner Chilcott Equity Incentive Plan (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

10.2	Warner Chilcott Management Incentive Plan (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

10.3	Deed Poll of Assumption relating to Equity Incentive Plan, dated as of August 20, 2009 (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

10.4	Deed Poll of Assumption relating to Management Incentive Plan, dated as of August 20, 2009 (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

10.5	Form of Indemnification Agreement for directors and Secretary of Warner Chilcott plc (incorporated by reference to the exhibit of the same number in the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009).

10.6	Commitment Letter among Warner Chilcott plc, Bank of America, N.A., Banc of America Bridge LLC, Credit Suisse, Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and certain of their respective affiliates dated August 24, 2009 (incorporated by reference to exhibit 10.1 in the Current Report on Form 8-K filed by Warner Chilcott plc on August 24, 2009).

31.	Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: November 9, 2009	By:	/S/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: November 9, 2009	By:	/S/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer