Form 10-K
period 2009-12-31
Warner Chilcott plc
filed 2010-03-01
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-53772

WARNER CHILCOTT PUBLIC LIMITED COMPANY

(Exact name of Registrant as specified in its charter)

Ireland	98-0626948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification Nos.)

Unit 19 Ardee Business Park

Hale Street

Ardee, Co. Louth,

Ireland

(Address of principal executive offices)

Registrant’s telephone number, including area code: +353.41.685.6983

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of ordinary shares held by non-affiliates as of June 30, 2009 was approximately $1,450.4 million, using the closing price per share of $13.15, as reported on The NASDAQ Global Market as of such date. Ordinary Shares held by the executive officers and directors and our controlling shareholders have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2010, the number of the Registrant’s ordinary shares, par value $0.01 per share, outstanding was 252,030,578.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 13, 2010.

WARNER CHILCOTT PLC

i

PART I.

Item 1. Business.

Business Overview

We are a leading global specialty pharmaceutical company currently focused on the gastroenterology, women’s healthcare, dermatology and urology segments of the North American and Western European pharmaceuticals markets. We are a fully integrated company with internal resources dedicated to the development, manufacture and promotion of our products. Our franchises are comprised of complementary portfolios of established branded and development-stage products that we actively manage throughout their life cycle. Our success is not tied to any single product, as multiple products make up our existing sales base and several of these provide opportunities for future growth.

2009 was a transformative year for our Company. On October 30, 2009, we acquired the global branded pharmaceuticals business (“PGP”) of The Procter & Gamble Company (“P&G”) for approximately $2,919.3 million in cash and the assumption of certain liabilities (the “PGP Acquisition”). The purchase price remains subject to certain post-closing adjustments. Under the terms of the purchase agreement, we acquired PGP’s portfolio of branded pharmaceutical products (including its two primary products ASACOL and ACTONEL), PGP’s prescription drug pipeline and its manufacturing facilities in Puerto Rico and Germany. ASACOL is the leading treatment for ulcerative colitis in the U.S. market for orally administered 5-aminosalicylic acid (“5-ASA”) products, with approximately 41% of the market share based on filled prescriptions and approximately 47% of the market share based on revenues, each according to IMS Health, Inc. (“IMS”). ACTONEL is the leading branded product in the U.S. non-injectable osteoporosis market for the prevention and treatment of osteoporosis in women, according to IMS. ACTONEL is marketed under our global collaboration agreement with Sanofi-Aventis US LLC (“Sanofi”).

The PGP Acquisition has transformed us into a global pharmaceutical company with significant scale and geographic reach. Prior to the PGP Acquisition, our women’s healthcare franchise was anchored by our strong presence in the U.S. oral contraceptive market (where we market LOESTRIN 24 FE and FEMCOM FE), U.S. hormone therapy (“HT”) market (where our commercialized products include ESTRACE Cream, FEMHRT and other products) and the U.S. dermatology market (where we promote and sell DORYX, an oral anti-infective for acne). The PGP Acquisition added a highly attractive specialty segment in gastroenterology (ASACOL), expanded our presence in women’s healthcare (ACTONEL) and established us in the urology market (ENABLEX) as our development work continues on two new erectile dysfunction (“ED”) products. The combined company has an expanded sales force and infrastructure to better promote products in the United States, Canada, most of the major Western European markets and Australia, increased diversity of revenue sources, enhanced product development capabilities and a deeper pipeline. Moreover, the PGP Acquisition provides an opportunity for us to apply our demonstrated expertise in the management of pharmaceutical product life cycles to PGP’s market-leading products.

In addition to the PGP Acquisition, we completed two other significant transactions during 2009. First, on August 20, 2009 we completed the redomestication of our principal holding company from Bermuda to Ireland, following the approval of a scheme of arrangement by our shareholders and the Supreme Court of Bermuda. As a result of the transaction, Warner Chilcott plc, a public limited company organized in, and a tax resident of, Ireland, became the principal holding company of the Warner Chilcott group and each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares of Warner Chilcott plc, par value $0.01 per share, on a one-for-one basis. Finally, on September 23, 2009, we agreed to terminate our exclusive product licensing rights from LEO Pharma A/S (“LEO”) in the United States to TACLONEX, TACLONEX SCALP, DOVONEX and all other dermatology products in LEO’s development pipeline, and sold the related assets to LEO, for $1,000.0 million in cash (the “LEO Transaction”).

For the year ended December 31, 2009, we recorded net income of $514.1 million on revenues of $1,435.8 million. For the year ended December 31, 2008, we recorded a net (loss) of $(8.4) million on revenues of $938.1 million. For the year ended December 31, 2007, we recorded net income of $28.9 million on revenues of $899.6 million. As of December 31, 2009, 2008 and 2007, we had total assets of $6,031.2 million, $2,582.9 million and $2,885.0 million, respectively.

Strategy

Our primary strategy is to continue to develop our specialty pharmaceutical products business by focusing on therapeutic areas dominated by specialist and other high-prescribing physicians. We remain committed to driving long-term revenue and profit growth by continuing to improve upon our portfolio of products and market those products through our precision marketing techniques. Furthermore, we intend to supplement this growth and broaden our market position in our existing franchises through ongoing product development and selectively reviewing potential product in-licensing, acquisition and partnership opportunities.

Focus on selected therapeutic markets. While large pharmaceutical companies have focused on developing “blockbuster” drugs, we concentrate our efforts on branded products that are prescribed by high-prescribing physicians, as well as developing products that complement those products and therapeutic segments.

Drive long-term growth. We seek to drive organic growth in product franchises by employing precision marketing techniques. More specifically, we seek to identify the high-prescribing physicians in our therapeutic categories and then target the activities of our sales representatives to reach those specific physicians. We believe this strategy results in an efficient and effective return on our marketing efforts. The PGP Acquisition has expanded our therapeutic and geographic reach, primarily in North America and Western Europe, and provides a platform from which our sales force will seek to drive market share by promoting complementary products.

Execute focused, efficient R&D effort. Our product development efforts are focused primarily on new products with established regulatory guidance and extending proprietary protection of our existing products through product improvements that may include new and enhanced dosage forms. These development efforts tend to be lower-cost endeavors with a higher probability of success than typical development programs run by other pharmaceutical and biotechnology companies. Our R&D efforts benefit from an experienced team of scientists, clinicians and regulatory professionals with proven product development expertise. Since March 2003, our internal development efforts have yielded a number of approvals from the U.S. Food and Drug Administration (“FDA”), including those for the following products:

•	DORYX delayed-release tablets

•	FEMRING

•	FEMCON FE

•	FEMTRACE

•	LOESTRIN 24 FE

•	Low Dose FEMHRT

•	SARAFEM tablets

We expect to continue to pursue this strategy following the PGP Acquisition by leveraging the experience of our and PGP’s R&D teams to bring new products to market.

Selectively acquire products that enhance our existing product portfolio. To supplement our organic growth, we continually evaluate opportunities to expand our pharmaceutical product portfolio by reviewing potential product in-licensing, acquisition and partnership opportunities, such as our transactions with PGP, Paratek Pharmaceuticals, Inc. (“Paratek”), Dong-A PharmTech Co. Ltd (“Dong-A”) and NexMed, Inc. (“NexMed”). We focus on acquisitions and partnerships in therapeutic categories that we believe will complement our strategic focus. The PGP Acquisition has continued this strategy by broadening our product breadth in women’s healthcare, and by expanding our reach into gastroenterology and urology. Gastroenterology is a specialty segment that we believe is well suited to our marketing strategies as it is characterized by a small concentrated base of physicians. The expansion into the urology market complements our existing product development efforts in the ED category. We have acquired a number of products through license, co-promotion arrangements or purchase, including the following:

•	ASACOL

•	ACTONEL

•	ENABLEX

•	ESTRACE Cream

•	FEMHRT

•	LOESTRIN Franchise

Our Principal Products

We market and sell the following principal products:

Our Principal Products

	Product (Active Ingredient)	Indication	U.S. Patent Expiry(1)	Year Ended December 31, 2009 Revenue ($mm)(2)
Gastroenterology	Ulcerative Colitis ASACOL 400 mg (Mesalamine)	Treatment of mild to moderate ulcerative colitis and maintenance of remission	July 2013(3)	$114.9(4)

	ASACOL 800 mg (Mesalamine)	Treatment of moderately active ulcerative colitis	November 2021(5)

Women’s Healthcare	Osteoporosis ACTONEL (Risedronate sodium)	Prevention and treatment of postmenopausal osteoporosis	June 2014(6) and November 2023(7). In addition, two new formulation patents expiring in January 2026 have been issued that cover potential next generation ACTONEL products.	$222.0

	Oral Contraceptives LOESTRIN 24 FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	July 2014(8)	$247.6

	FEMCON FE (Norethindrone and ethinyl estradiol)	Prevention of pregnancy	April 2019(9)	$49.5

	Hormone Therapy ESTRACE Cream (17-beta estradiol)	Vaginal cream for treatment of vaginal and vulvar atrophy	Patent expired March 2001	$115.9

Dermatology	Acne DORYX (Doxycycline hyclate)	Oral adjunctive therapy for severe acne in 75, 100 and 150 mg strength delayed-release tablets	December 2022(10)	$210.0

Urology	Overactive bladder ENABLEX (darifenacin)	Treatment of overactive bladder	March 2015 and August 2016(11)	$14.9

(1)	See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products may be adversely affected” and “Business—Competition” and “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. In addition, our products may lose exclusivity in other countries at earlier dates. For example, ASACOL has no exclusivity in the United Kingdom and ACTONEL will lose exclusivity in Canada in early 2010 and many Western European markets beginning in late 2010.

(2)	Represents product revenue for the year ended December 31, 2009. As we acquired PGP on October 30, 2009, the above table includes revenues for the PGP products, including ASACOL, ACTONEL and ENABLEX, for the period from October 30, 2009 through December 31, 2009.

(3)	In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. PGP and Medeva, the patent owner, filed a patent infringement suit against Roxane in October 2007 alleging infringement of the formulation and method patent covering PGP’s ASACOL 400 mg product (the “ASACOL Patent”), which triggered a 30-month stay of FDA approval with respect to the above mentioned ANDA. The stay will expire on the earlier of March 2010 or the resolution of the suit. The trial has not yet been scheduled. However, unless the court decides earlier in its favor, Roxane has agreed not to launch a generic version of the ASACOL 400 mg product before November 1, 2010. In addition, Roxane has agreed that if the case is fully submitted to the court by November 1, 2010, it will not launch until the court decides the case. While we and Medeva intend to vigorously defend the ASACOL Patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of the ASACOL 400 mg product will not be approved and enter the market prior to the expiration of the ASACOL Patent in 2013. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(4)	Represents total ASACOL revenues (400 mg and 800 mg). ASACOL 800 mg (known as ASACOL HD in the United States) was launched in the United States in June 2009.

(5)	ASACOL 800 mg, was launched in June 2009 and has protection under a formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product.

(6)	New chemical entity (“NCE”) patent (including a 6-month pediatric extension of regulatory exclusivity). In July 2004, PGP received a Paragraph IV certification notice letter from a subsidiary of Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”) regarding PGP’s NCE patent covering ACTONEL and indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004. In that case, Teva admitted patent infringement but alleged that the NCE patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the ACTONEL NCE patent as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(7)	Method patent with respect to once-a-month product (the “ACTONEL Method Patent”) (including a 6-month pediatric extension of regulatory exclusivity). This patent does not protect the once-a-week ACTONEL product. PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”) regarding the ACTONEL Method Patent (not the NCE patent) covering ACTONEL’s once-a-month product and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product. PGP and Roche, which licenses the ACTONEL Method Patent to PGP, filed a patent infringement suit against Teva in September 2008, against Sun in January 2009 and against Apotex in March 2009 related to the Paragraph IV certification notice letters. The suit against Teva (which delivered the first Paragraph IV certification notice letter to PGP) triggered a 30-month stay of FDA approval with respect to Teva’s above-mentioned ANDA. The stay of approval of Teva’s ANDA will expire on the earlier of February 2011 or the resolution of the suit. Additionally, once-a-month ACTONEL has FDA exclusivity through April 2011, and the underlying ACTONEL NCE patent expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). The suits against Teva and Apotex have been consolidated for pretrial purposes. While a pretrial schedule has been set, and a pretrial conference scheduled, no trial date has been set. While we and Roche intend to vigorously defend the ACTONEL Method Patent and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ACTONEL once-a-month product will not be approved and enter the market prior to the expiration of the ACTONEL Method Patent in 2023. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(8)

In January 2009, we entered into a settlement and license agreement with Watson Pharmaceuticals, Inc. (together with its subsidiaries, “Watson”) to resolve patent litigation related to LOESTRIN 24 FE. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earlier of January 22, 2014 or the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. In July 2009, we received a Paragraph IV certification notice letter from Lupin Ltd. and its wholly owned subsidiary Lupin Pharmaceuticals, Inc. (together, “Lupin”) advising us that Lupin had filed an ANDA to manufacture and sell a generic version of LOESTRIN 24 FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission. Our lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of our receipt of Lupin’s notice in order to allow the court to resolve the suit. Under current law, unless Watson forfeits its “first filer” status, the FDA may not approve Lupin’s ANDA until 180 days following the date on which Watson enters the market. We believe Watson may have forfeited its “first filer” status as a result of its failure to receive approval of its ANDA from the FDA within the requisite period. As a result, while we have filed an infringement suit against Lupin and intend to vigorously defend the LOESTRIN 24 FE patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the LOESTRIN 24 FE patent in 2014. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(9)	In December 2008, we entered into a settlement and license agreement with a subsidiary of Barr Pharmaceuticals, Inc. (together, with its subsidiaries, “Barr”), which was subsequently acquired on December 23, 2008 by Teva, to resolve our patent litigation related to FEMCON FE. Under the terms of the agreement, Teva was not permitted to launch a generic version of FEMCON FE until the earlier of July 1, 2012 or, among other circumstances, the date that is two years following the date of the filing of a new ANDA with a Paragraph IV certification by a third-party. In January 2009, we entered into a settlement and license agreement with Watson to resolve patent litigation related to FEMCON FE. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. In July 2009, we received a Paragraph IV certification notice letter from Lupin advising us that Lupin had filed an ANDA to manufacture and sell a generic version of FEMCON FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission. Our lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of our receipt of Lupin’s notice in order to allow the court to resolve the suit. If Lupin filed its ANDA with respect to FEMCON FE during 2009 and Teva’s ANDA with respect to a generic version of FEMCON FE is approved, Teva may be able to enter the market with a generic version of FEMCON FE as early as 2011. While we have filed an infringement suit against Lupin and intend to vigorously defend the FEMCON FE patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of FEMCON FE will not be approved and enter the market prior to the expiration of the FEMCON FE patent in 2019. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(10)

As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd. (“Mayne”) submitted to the FDA for listing in the FDA’s Orange Book the U.S. patent covering DORYX, and potential generic competitors that had filed an ANDA prior to the listing of the DORYX patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In November and December 2008 and January 2009, we and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan Pharmaceuticals Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of our DORYX 75 mg and 100 mg delayed-release tablets. In December 2008 and January 2009, we and Mayne filed infringement lawsuits against each of the potential generic competitors. In March 2009 the FDA issued guidance that indicated that a 30-month stay would not apply to the potential approvals of generic versions of our DORYX 75 mg and 100 mg products for which ANDAs were filed prior to the listing of the DORYX patent. On November 9, 2009, pursuant to an agreement among the Company, Mayne and Mutual, the court dismissed the lawsuit against Mutual concerning generic versions of the DORYX 75 mg and 100 mg products following Mutual’s agreement to withdraw its ANDA with respect to such products. In March 2009, we and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 150 mg delayed-release tablets. In March and May 2009 we and Mayne filed infringement lawsuits against each of Impax and Mylan. In February 2010, we and Mayne received a Paragraph IV certification notice letter from Heritage Pharmaceuticals Inc. (“Heritage”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 75 mg, 100 mg and 150 mg products. We are reviewing the Heritage notice letter and expect to file an infringement lawsuit against Heritage within 45 days of our receipt of the Paragraph IV certification notice letter. Based on the FDA’s interpretive guidance, and assuming that the Company and Mayne bring suit against Heritage within the requisite period, we believe that because each of Impax’s and Mylan’s ANDAs with respect to generic versions of our DORYX 150 mg product, and Heritage’s ANDA with respect to generic versions of our DORYX 75 mg, 100 mg, and 150 mg products, were submitted after the listing of the DORYX patent in the FDA’s Orange Book, that the FDA will stay approval of these generic versions of our products for up to 30 months, subject to the prior resolution of the matter before the court. In January 2010 we and Mayne received a Paragraph IV certification notice letter from Sandoz indicating that it had amended its ANDA previously submitted to the FDA requesting approval to manufacture and sell generic versions of our DORYX 75 mg and 100 mg products to include a generic version of our DORYX 150 mg product. In January 2010 we and Mayne filed an infringement lawsuit against Sandoz with respect to its amended ANDA. While we can give no assurance, we believe that under current law, the FDA may not approve Sandoz’s amended ANDA with respect to the DORYX 150 mg strength product until 180 days following the date on which the “first filer” of an ANDA with respect to the DORYX 150 mg strength product enters the market, unless the first filer transfers or forfeits its first filer rights, for example by failing to begin marketing its product in a timely manner. Our lawsuits against Actavis, Mylan, Impax and Sandoz relating to our DORYX 75 mg and 100 mg products, as well as our lawsuits against Impax, Mylan and Sandoz relating to our DORYX 150 mg product, remain pending. While we and Mayne intend to vigorously defend the DORYX patent and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of our DORYX 75 mg, 100 mg and 150 mg products will not be approved and enter the market prior to the expiration of the DORYX patent in 2022. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(11)	The NCE patent expires in March 2015 and the formulation patent expires in August 2016. We market this product pursuant to a co-promotion agreement with Novartis Pharmaceuticals Corporation (“Novartis”) which expires in August 2016. We have been informed that Novartis has received Paragraph IV filings in connection with these patents.

Revenues by Product Class/Percentage of Total Revenues

The following product classes accounted for a significant percentage of consolidated revenues:

(dollars in millions)	Year Ended December 31, 2009 (1)		Year Ended December 31, 2008		Year Ended December 31, 2007
Gastroenterology	$114.9	8%	$—	—%	$—	—%
Osteoporosis	222.0	15%	—	—	—	—
Dermatology	479.9	33%	435.5	46%	388.3	43%
Oral Contraceptives	320.7	22%	276.7	29%	267.0	30%
Hormone Therapy	203.1	14%	171.2	18%	165.8	18%
Urology	14.9	1%	—	—%	—	—%

(1)	Includes revenues from PGP products from October 30, 2009 through December 31, 2009.

For a discussion of product revenues and other results of our operations, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of our revenues and property, plant and equipment by country of origin, see “Note 17” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

History and Development of the Company

Our company was formed principally through a series of acquisitions and divestitures. We began commercial operations on January 5, 2005 when we acquired Warner Chilcott PLC (our “Predecessor”). Our Predecessor was incorporated in 1968 as a sales and marketing organization focused on branded pharmaceutical products in Northern Ireland, but in September 2000 expanded into the U.S. pharmaceuticals market through the acquisition of a U.S. pharmaceutical business that marketed a portfolio of products including OVCON and ESTRACE Cream. Between 2001 and 2004, our Predecessor disposed of its pharmaceutical services businesses and its U.K. pharmaceutical products businesses and focused its strategy on strengthening its pharmaceutical products business in the United States, specifically in the areas of women’s healthcare and dermatology.

In November 2004, affiliates of Bain Capital Partners, DLJ Merchant Banking, J.P. Morgan Partners (currently advised by CCMP Capital) and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”) reached an agreement to acquire our Predecessor. The acquisition became effective on January 5, 2005, and thereafter, following a series of transactions, we acquired 100% of the share capital of the Predecessor. We refer to this transaction as our “leveraged buyout.” To complete our leveraged buyout, the Sponsors, certain of their limited partners and certain members of our management indirectly funded equity contributions to us and certain of our subsidiaries, the proceeds of which were used to purchase 100% of the Predecessor’s share capital. On January 18, 2005, certain of our subsidiaries borrowed an aggregate of $2,020.0 million, consisting of an initial drawdown of $1,420.0 million under our then existing $1,790.0 million senior secured credit facilities and the issuance of $600.0 million aggregate principal amount of 8.75% senior subordinated notes due 2015 (the “Notes”) by one of our U.S. subsidiaries, Warner Chilcott Corporation. The proceeds from the acquisition financings, together with cash on hand at our Predecessor, were used to pay the selling shareholders $3,014.4 million, to retire all of our Predecessor’s outstanding share options for $70.4 million, to retire all of our Predecessor’s previously outstanding funded indebtedness totaling $195.0 million and to pay related fees and expenses.

In September 2006, our parent company, at that time Warner Chilcott Limited, sold 70,600,000 of its Class A common shares (“Class A common shares”) in an initial public offering (the “IPO”) at a price to the public of $15.00 per share for an aggregate offering price of $1,059.0 million (before direct issuance fees). Immediately following the IPO, the Sponsors owned approximately 61% of the outstanding Class A common shares.

In August 2009, we completed a redomestication from Bermuda to Ireland (the “Redomestication”), whereby each Class A common share of Warner Chilcott Limited was exchanged on a one-for-one basis for an ordinary share of Warner Chilcott plc, a newly formed public limited company organized in, and tax resident of, Ireland, and Warner Chilcott Limited became a wholly owned subsidiary of Warner Chilcott plc.

On September 23, 2009, we entered into a definitive asset purchase agreement with LEO pursuant to which LEO paid us $1,000.0 million in cash in order to terminate our exclusive product licensing rights in the United States to distribute LEO’s TACLONEX, TACLONEX SCALP and DOVONEX products (including rights to all dermatology products in LEO’s development pipeline), and acquire certain assets related to our distribution of the products in the United States. We used approximately $481.8 million of the proceeds from the transaction to repay the entire remaining principal balance of the loans outstanding under our prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”), as well as accrued and unpaid interest and fees. The repayment resulted in the termination of our Prior Senior Secured Credit Facilities.

On October 30, 2009, we acquired PGP with proceeds from our new senior secured credit facilities (the “New Senior Secured Credit Facilities”) and cash on hand for approximately $2,919.3 million in cash and the assumption of certain liabilities. The purchase price remains subject to certain post-closing adjustments. Under the terms of the purchase agreement, we acquired PGP’s portfolio of branded pharmaceutical products (including its two primary products ASACOL and ACTONEL), PGP’s prescription drug pipeline and its manufacturing facilities in Puerto Rico and Germany. In order to finance the majority of the consideration for the PGP Acquisition, certain of our subsidiaries entered into New Senior Secured Credit Facilities, comprised of $2,950.0 million in aggregate term loan facilities and a $250.0 million revolving credit facility. The term loan facilities were initially comprised of a term A facility in the amount of $1,000.0 million, a term B facility in the amount of $1,600.0 million and a delayed-draw term loan facility in the amount of $350.0 million, which we were permitted to borrow in the event that Sanofi chose to exercise its put rights under the global collaboration agreement following the closing of the PGP Acquisition. On the closing date, our subsidiaries borrowed a total of $2,600.0 million under the term loan facilities and made no borrowings under delayed-draw term loan facility or the revolving credit facility.

On November 23, 2009, certain of our shareholders sold 23,000,000 ordinary shares in registered public offering pursuant to an effective shelf registration statement (the “Secondary Offering”) at a price to the public of $22.25 per share for an aggregate offering price of $511.8 million. The selling shareholders included the Sponsors, certain other institutional shareholders and members of our senior management team. The Company did not receive any proceeds from the sale of the shares but did pay the expenses of the Secondary Offering. Following the Secondary Offering, the Sponsors collectively owned approximately 54.3% of our ordinary shares.

On December 15, 2009, Sanofi elected not to exercise its right to put to us its interest in the global collaboration agreement. As a result, on December 16, 2009, certain of our subsidiaries entered into an amendment to our senior secured credit agreement, pursuant to which the credit agreement was amended to create a new tranche of term loans to be borrowed by one of our U.S. subsidiaries, Warner Chilcott Corporation. On December 30, 2009 Warner Chilcott Corporation borrowed $350.0 million under the new tranche of term loans in order to finance, together with cash on hand, the repurchase or redemption of any and all of its issued and outstanding $380.0 million in aggregate principal amount of Notes. On January 15, 2010, we announced that Warner Chilcott Corporation had received and accepted for purchase approximately $292.5 million aggregate principal amount of the Notes pursuant to its tender offer (all but $2.0 million of which were purchased on December 30, 2009). The remaining $87.5 million aggregate principal amount of Notes were redeemed by Warner Chilcott Corporation on February 1, 2010.

PGP Alliance with Sanofi

As a result of the PGP Acquisition, we and Sanofi are parties to a global collaboration agreement (the “Collaboration Agreement”) pursuant to which the parties co-develop and market ACTONEL (risedronate sodium) on a global basis, excluding Japan. Sanofi has rights to ACTONEL under the Collaboration Agreement from us.

Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, while the promotion and marketing arrangements vary by geographic market. Under the Collaboration Agreement, there are five principal territories with different promotion and marketing obligations:

•

Co-Promotion Territory. In the co-promotion territory, the product is jointly promoted through the alliance arrangements of the Collaboration Agreement under the brand name ACTONEL. This territory includes the United States (including Puerto Rico), Canada and France. We and Sanofi share development, promotion and marketing costs as well as product profits in the co-promotion territory based on contractual percentages. We are deemed to be the principal in transactions with customers and invoice all sales in the co-promotion territory.

•

Secondary Co-Promotion Territory. In the secondary co-promotion territory, the product is jointly promoted through the alliance arrangements of the Collaboration Agreement under the brand name ACTONEL. This territory includes Ireland, Sweden, Finland, Greece, Switzerland, Austria, Portugal and Australia. We and Sanofi share development, promotion and marketing costs as well as product profits in the secondary co-promotion territory based on contractual percentages. Sanofi is deemed to be the principal in transactions with customers and invoices all sales in the secondary co-promotion territory.

•

Co-Marketing Territory. In the co-marketing territory, each company markets the product independently under its own brand name. Italy is the only country in the co-marketing territory. In Italy, the product is sold under the brand name ACTONEL by us and under the brand name Optinate by Sanofi. In the co-marketing territory, we and Sanofi share net product profits, as defined, for each company’s separately branded product based on contractual percentages. Each company is deemed to be the principal in transactions with customers and invoices all sales with respect to its separately branded product. Each company also markets the product independently under its own brand name in Spain, although Spain is not included in the co-marketing territory; the product is marketed in Spain under the brand name ACREL® by us and under the brand name ACTONEL by Sanofi.

•

Warner Chilcott Only Territory. In the Warner Chilcott only territory, the product is marketed independently by us. This territory includes Germany, Belgium, Luxembourg, the Netherlands and the United Kingdom. We and Sanofi share development, promotion and marketing costs as well as product profits based on contractual percentages in the Warner Chilcott only territory (except that Sanofi’s responsibility for sharing costs in this territory is capped at certain annual dollar amounts). We are deemed to be the principal in transactions with customers and invoice all sales in the Warner Chilcott only territory.

•

Sanofi Only Territory. In all other countries where the product is marketed, the product is marketed by Sanofi independently under the brand name ACTONEL or another agreed trademark. In this territory,

Sanofi is responsible for all development, promotion and marketing costs, and pays us a percentage of Sanofi’s net sales in the territory. Sanofi is deemed to be the principal in transactions with customers and invoices all sales in the Sanofi only territory.

For PGP’s fiscal year ended June 30, 2009, net sales of ACTONEL made pursuant to the Collaboration Agreement amounted to approximately $1.4 billion of PGP’s $2.3 billion in net sales. In addition, during the fiscal year ended June 30, 2009, PGP made payments to Sanofi under the Collaboration Agreement in the amount of $472.5 million relating to ACTONEL product sales in the territories where it was deemed to be the principal in the transactions and invoiced sales. In geographic markets where we are deemed to be the principal in transactions with customers and invoice sales (i.e., the co-promotion territory, the Warner Chilcott only territory and, solely with respect to the ACTONEL branded product, the co-marketing territory), we recognize all revenues from sales of the product along with the related product costs. In these markets, all selling, advertising and promotion expenses incurred by us and all contractual profit sharing payments to Sanofi are recognized in selling, general and administrative expenses. Our share of selling, advertising and promotion expenses in geographic markets where Sanofi is deemed to be the principal in transactions with customers and invoices sales (i.e., the secondary co-promotion territory, the Sanofi only territory and, solely with respect to the Optinate® branded product, the co-marketing territory) is recognized in selling, general and administrative expenses and we recognize our share of income attributable to the contractual payments made by Sanofi to us in these territories as a component of “other revenue”.

The Collaboration Agreement, which was originally entered into in 1997, was amended and restated in 2004 and expires on January 1, 2015. Under the Collaboration Agreement, a joint oversight committee comprised of equal representation from us and Sanofi is responsible for overseeing the development and promotion of ACTONEL. Under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, and the parties are currently jointly developing a once-a-week 35 mg dose of ACTONEL. Subject to certain limited exceptions, the Collaboration Agreement provides that in the event either we or Sanofi experiences a change-in-control, the other party has the option either to continue with the Collaboration Agreement with the acquiring entity, or require the acquiring entity to purchase such other party’s rights and obligations under the Collaboration Agreement for an amount determined pursuant to the terms thereof. The PGP Acquisition constituted a change of control under the Collaboration Agreement, giving Sanofi the right to exercise an option to require us to acquire Sanofi’s interest in the Collaboration Agreement. Sanofi did not elect to exercise this right. We are also a party to a related supply agreement with an affiliate of Sanofi in which we provide finished ACTONEL product to Sanofi for sale by Sanofi under the Collaboration Agreement. The supply agreement will terminate at the same time as the Collaboration Agreement.

Transition Services Agreement with P&G

In connection with the closing of the PGP Acquisition and in order to facilitate the transition of the PGP business to us, we and P&G entered into a Transition Services Agreement, effective as of October 30, 2009 (the “Transition Services Agreement”). Pursuant to the terms of the Transition Services Agreement, P&G will provide us with specified services for a limited time following the closing of the PGP Acquisition, including with respect to the following: order acquisition and management, distribution, customer service, purchasing and procurement systems, integrated supply network systems, manufacturing execution systems, IT support, sales and marketing, research and development and regulatory and certain accounting and finance related services. We will pay P&G a fee for these services.

The initial term of the Transition Services Agreement is for a period of 12 months after the closing of the PGP Acquisition, unless earlier terminated. We may extend services (or a portion thereof) for additional one month periods (up to a maximum of six additional months) by providing 60 days prior notice to P&G. We are able to terminate the Transition Services Agreement by giving 60 days prior notice to P&G and may terminate individual services by giving 60 days prior notice to P&G provided that the terminated services can be segregated from the services that will continue to be provided under the Transition Services Agreement.

The Transition Services Agreement also addresses certain matters relating to the manner in which the services are provided, including the management of the relationship between the parties, the use of each other’s facilities, technology and software and contains customary indemnification provisions.

Product Acquisitions

In addition to transformative transactions such as the PGP Acquisition and our recent in-licensing arrangements with companies such as Paratek and Dong-A described under “—Research and Development” below, we have built our pharmaceutical products business through a number of product acquisitions. These transactions include our acquisition of the OVCON oral contraceptive franchise and ESTRACE Cream from Bristol-Myers Squibb Company (“Bristol-Myers”) in 2000, our acquisition of ESTRACE Tablets from Bristol-Myers in 2001, our acquisition of the U.S. sales and marketing rights for SARAFEM from Eli Lilly and Company in 2003, our acquisition of LOESTRIN, ESTROSTEP FE and FEMHRT from Pfizer Inc. (“Pfizer”) in 2003 and our acquisition of the U.S. rights to NexMed’s topically applied alprostadil cream under development for the treatment of ED in February 2009.

Product Dispositions

We became the exclusive licensee of TACLONEX in the United States in 2005 and acquired the exclusive U.S. sales and marketing rights to DOVONEX from Bristol Myers in 2006. On September 23, 2009, we announced that, in exchange for a one-time cash payment of $1,000.0 million to us, LEO reacquired our exclusive product licensing rights in the United States to our topical psoriasis treatment products TACLONEX, TACLONEX Scalp and DOVONEX, as well as rights to all dermatology products in LEO’s development pipeline, and acquired certain assets related to our distribution of DOVONEX and TACLONEX in the United States. Our agreement with LEO contains customary representations, warranties and covenants in the transaction agreement. These include, among other things, customary indemnification obligations. We also entered into related transaction agreements at the closing, including an interim distribution agreement and a transition services agreement.

Research and Development (“R&D”)

Our R&D team has significant experience and proven capabilities in pharmaceutical development and clinical development. We focus our R&D efforts primarily on developing new products that target therapeutic areas with established regulatory guidance, making proprietary improvements to our existing products and developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, this approach to R&D has historically involved less development and regulatory risk and shorter timelines from concept to market. In addition, as our product development strategy has continued to expand, we have added a few projects that involve higher risks but also offer higher potential returns, such as our in-licensing arrangements with Paratek and Dong-A as described below. Our investment in R&D, funded primarily by our Puerto Rican subsidiary, consists of our internal development costs, fees paid to contracted development groups and license fees paid to third parties. License fees and milestone payments are recognized as R&D expense unless or until they relate to products approved by the FDA, at which time they are capitalized as intangible assets.

In July 2005, PGP entered into a co-development and co-promotion agreement with Novartis under which we agreed with Novartis to co-develop and co-promote ENABLEX. Under the agreement which expires in August 2016, we may be required to make payments to Novartis upon the achievement of various sales milestones that could aggregate up to $15.0 million.

In June 2006, PGP entered into an agreement with Watson under which we acquired the rights to certain products under development relating to transdermal delivery systems for testosterone for use in females. Under the product development agreement, we may be required to make additional payments to Watson upon the achievement of various developmental milestones that could aggregate up to $25.0 million. Further, the Company agreed to pay a supply fee and royalties to Watson on the net sales of those products.

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an up-front fee of $4.0 million which was included in R&D expense in the year ended December 31, 2007 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $24.5 million. In addition, we agreed to pay royalties to Paratek based on the net sales of the products covered under the agreement.

In November 2007, we entered into an agreement with NexMed under which we acquired an exclusive license of the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED. We paid a license fee of $0.5 million which was recognized in R&D expense in the year ended December 31, 2007. On February 3, 2009, we acquired the U.S. rights to NexMed’s product and the previous license agreement between us and NexMed relating to the product was terminated. Under the terms of the asset purchase agreement, we agreed to pay NexMed an up-front payment of $2.5 million and a milestone payment of $2.5 million upon the FDA’s approval of the product’s New Drug Application (“NDA”). We are currently working to prepare our response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

In December 2008, we signed an agreement with Dong-A, to develop and market its orally-administered udenafil product, a PDE-5 inhibitor for the treatment of ED in the United States. We paid $2.0 million in connection with signing the agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, we paid $9.0 million to Dong-A, which was included in R&D expense for the year ended December 31, 2009, upon the achievement of a developmental milestone under the agreement. We agreed to pay for all development costs incurred during the term of the agreement and we may make additional payments to Dong-A of $13.0 million upon the achievement of a contractually-defined milestone. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, from the product.

In January 2010, we entered into an agreement with Blue Ash Therapeutics, LLC (“BAT”), pursuant to which BAT acquired an exclusive worldwide license to the rights to AZIMILIDE (for the treatment of ventricular arrhythmias), a compound developed by PGP’s R&D team and currently in Phase III development. Under the terms of the license agreement, BAT agreed to pay us a royalty of 8% of annual net sales, if any, from up to $100 million and 15% of annual net sales, if any, in excess of $100 million.

As of December 31, 2009, our R&D team consists of approximately 300 professionals including those that joined us from PGP at the closing of the PGP Acquisition. PGP’s R&D team has successfully developed and brought to market products such as ACTONEL and ASACOL and is currently developing new products, including a new once-a-week ACTONEL product for which we submitted an NDA in the United States in September 2009 and in Canada in October 2009 and other next-generation ACTONEL products (for the treatment of postmenopausal osteoporosis); next-generation ASACOL products (for the treatment of ulcerative colitis); INTRINSA (for the treatment of hypoactive sexual desire disorder in postmenopausal women and congestive heart failure); and NEMONAXACIN (non-fluorinated quinolone for the treatment of pathogens such as methicillin-resistant staphylococcus aureus).

Product Pipeline

The following shows certain new products in our R&D pipeline and their respective stages of development. We note that the information below should be viewed with caution since there are a number of risks and uncertainties associated with the development and marketing of new products, including changes in market conditions, uncertainty as to whether any of our current product candidates will prove effective and safe in humans and whether we will be successful in obtaining required regulatory approvals. Specifically, the approval processes in the U.S., Europe, Canada and other countries can be time-consuming and expensive and there is no assurance that approval will be forthcoming. Generally, without the approval of the relevant regulatory authority, products cannot be commercialized. Furthermore, even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments.

Women’s Healthcare

WC3016. In March 2009, we submitted an NDA for a low-dose oral contraceptive. In January 2010 we received a complete response letter from the FDA indicating that during FDA inspections of the third-party drug substance manufacturing facility and control testing laboratory used to support the application, deficiencies were noted that remain unresolved. Satisfactory resolution of these issues is required before the application can be approved. No efficacy or safety issues were raised by the FDA in the letter. We intend to work closely with the FDA and our third-party partners whose facilities were cited in the complete response letter to resolve these issues as rapidly as possible.

WC3026. In January 2010, we submitted an NDA for another low-dose oral contraceptive. In January 2009, we entered into a license and supply agreement with Watson pursuant to which we granted Watson an exclusive license to market and sell the product. Under the agreement, we are responsible for completing development and obtaining approval of this product. We also agreed to exclusively supply Watson with the product on a cost plus margin basis in return for royalties based on product net sales.

WC3048. PGP has completed and submitted an application to the European Medicines Agency for a treatment of hypoactive sexual desire disorder in naturally menopausal women (INTRINSA HSDD).

WC3049. PGP is currently in Phase II in the United States with respect to the development of a product for the treatment of congestive heart failure (INTRINSA CHF).

WC3051. We have completed a Phase III study for a once-a-week osteoporosis treatment for postmenopausal women and submitted an NDA for this product in the United States in September 2009 and in Canada in October 2009.

Other Osteoporosis Products. In addition, we have other next generation ACTONEL products in development for the treatment of postmenopausal women and novel small molecules in preclinical development.

Gastroenterology

Ulcerative Colitis Products. We are currently considering the development of 5-ASA-like compounds for the treatment of ulcerative colitis.

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

Urology

WC3036. In November 2007, we entered into an agreement with NexMed under which we acquired an exclusive license of the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED. NexMed’s NDA for the product was accepted for review by the FDA in November 2007. In July 2008, NexMed announced that it had received a non-approvable letter from the FDA with respect to the product. On February 3, 2009, we acquired the U.S. rights to NexMed’s product and the previous license agreement between us and NexMed relating to the product was terminated. We are currently working to prepare our response to the non-approvable letter.

WC3043. In December 2008, we entered into an agreement with Dong-A to develop and market their orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED in the United States. Dong-A has successfully completed Phase II studies of the product in the United States. Phase III development of the product began in the third quarter of 2009.

Other

NEMONAXACIN. Phase II studies have been completed of non-fluorinated quinolone for the treatment of pathogens such as methicillin-resistant staphylococcus aureus.

AZIMILIDE. We are currently in Phase III for a treatment of ventricular arrhythmias. In January 2010, we entered into an agreement with BAT, pursuant to which BAT acquired an exclusive worldwide license to the rights to this product.

Sales and Marketing

We employ marketing techniques to identify and target physicians with the highest potential to prescribe our products. In connection with our marketing initiatives, we seek to efficiently size, deploy, direct and compensate our sales forces in order to grow our market share, sustain product sales growth, revitalize acquired products and successfully launch new products. We regularly review the size and effectiveness of our sales force as they execute our sales strategies and may further adjust the size of our sales force depending on general economic conditions, the sales of our promoted products and other factors. We also regularly review our promotional priorities. For example, as we announced in January 2010, we have recently reconfigured our U.S. sales force to more closely align it with our strategic initiatives. We created a new “Uro/Gyn team” which has promotional responsibilities for our women’s healthcare and urology products, a “Gastro/Derm team” focused on the promotion of our ASACOL and DORYX products and a primary care physician or “PCP team.”

We also may, from time to time, enter into collaboration agreements, such as our collaboration agreement with Watson under which Watson agreed to co-promote our FEMRING product to OB/GYNs commencing in the first quarter of 2009. In return, we agreed to pay Watson an annual fee, plus a portion of the net sales of FEMRING above an agreed upon threshold during the term of the agreement. In addition, as a result of the PGP Acquisition, we are now party to the Collaboration Agreement with Sanofi and a co-development and co-promotion agreement with Novartis under which we co-promote ENABLEX. See “—PGP Alliance with Sanofi.”

Our sales force as of December 31, 2009 was comprised of approximately 1,100 representatives (including the PGP sales force), primarily in the North America and Western Europe, that promote products to physicians with frequent face-to-face product presentations and a consistent supply of product samples. The PGP Acquisition has expanded our therapeutic and geographic reach and provided a platform from which we believe our sales force can drive market share by promoting complementary products.

Customers

While the ultimate end-users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“AmerisourceBergen”) and Cardinal Health, Inc. (“Cardinal”), and major retail drug and grocery store chains. During the periods presented, the following customers accounted for 10% or more of our revenues:

	Year Ended December 31, 2009 (1)	Year Ended December 31, 2008	Year Ended December 31, 2007
Cardinal	31%	40%	36%
McKesson	26%	36%	35%
AmerisourceBergen	9%	10%	10%

(1)	Includes the impact of PGP from October 30, 2009 through December 31, 2009.

Financial information regarding revenue from customers attributed to significant geographic areas is incorporated herein by reference to Note 17 “Segment Information” of the Notes to the Consolidated Financial Statements found elsewhere in this Annual Report.

Competition

The pharmaceutical industry is highly competitive. Our branded products compete with brands marketed by other pharmaceutical companies including large, fully integrated concerns with financial, marketing, legal and product development resources substantially greater than ours.

Our principal branded competitors include:

•	Gastroenterology—Shire (Lialda®, Pentasa®) and Salix Pharmaceuticals, Inc. (Colazal®);

•	Osteoporosis—Merck (Fosamax®), Roche (Boniva®) and Novartis (Reclast®);

•	Hormonal Contraceptives—Bayer AG (Yasmin®, Yaz®), Johnson & Johnson (Ortho Tri-Cyclen Lo®, Ortho Evra®), Schering-Plough Corporation (Nuvaring®) and Teva (Seasonique®);

•	Hormone Therapy—Pfizer (Premarin®, Premarin® Vaginal Cream, Prempro™), Bayer AG (Climara®) and Novo Nordisk A/S (Vagifem®, Activella®);

•	Acne—Medicis Pharmaceutical Corporation (Solodyn®), Nycomed S.C.A. SICAR (Adoxa®) and Galderma (Oracea™); and

•	Urology—Pfizer (Detrol®), Ortho-McNeil Pharmaceutical, Inc. (Ditroban XL®), Esprit Pharmaceuticals, Inc. and Indevus Pharmaceuticals, Inc. (Sanctira®).

Our branded pharmaceutical products are or may become subject to competition from generic equivalents, and potential generic entrants may also challenge our patents. For example, as of November 2009 a generic equivalent of FEMHRT was approved for entry onto the market, which may negatively impact future net sales of FEMHRT. ESTRACE Cream, ESTRACE Tablets, ESTROSTEP FE, SARAFEM, OVCON 50 and OVCON 35 are currently not protected by patents. This is also true for certain of PGP’s products. For example, ASACOL is not currently protected by a patent in the United Kingdom and ACTONEL will lose exclusivity in Canada in early 2010 and in many Western European markets in late 2010. See “Risk factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products may be adversely affected.” Generic equivalents for some of our branded pharmaceutical products are sold by other pharmaceutical companies at lower prices. As a result, drug retailers have economic incentives to fill prescriptions for branded products with generic equivalents when available. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product may be filled with the generic version at the pharmacy, resulting in a commensurate loss in sales of the branded product. In addition, legislation enacted in the United States allows or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of generic products rather than brand name products where a generic equivalent is available. The availability of generic equivalent products may cause a material decrease in revenue from our branded pharmaceutical products.

Manufacturing, Supply and Raw Materials

Our pharmaceutical manufacturing facility in Fajardo, Puerto Rico houses approximately 194,000 sq. ft. of manufacturing space. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse that we lease from a third party. The Fajardo facility currently manufactures many of our women’s oral contraceptive and hormone therapy (“HT”) healthcare products, including LOESTRIN 24 FE and FEMCON FE, and packages products, including delayed-release DORYX tablets and FEMHRT. We also utilize our facility in Larne, Northern Ireland to manufacture our FEMRING vaginal rings.

In the PGP Acquisition, we acquired manufacturing facilities in Weiterstadt, Germany and Manati, Puerto Rico. The facility in Weiterstadt, Germany houses approximately 50,000 sq. ft. of manufacturing space and 54,000 sq. ft. of warehouse space. The Weiterstadt facility currently manufactures ASACOL tablets and packages ACTONEL. The manufacturing facility in Manati, Puerto Rico houses approximately 85,000 sq. ft. of manufacturing space and approximately 27,000 sq. ft. of warehouse space. The Manati facility currently manufactures ACTONEL tablets.

We currently contract with third parties to manufacture and supply certain of our other products. We will continue to rely on our third-party partners, Mayne for DORYX, Contract Pharmaceuticals Limited Niagara (“CPL”) for ESTRACE Cream and Teva for FEMHRT. In addition, Norwich Pharmaceuticals Inc. (“NPI”) currently manufactures a small percentage of our ACTONEL products and, beginning in 2010, Sanofi will manufacture certain ACTONEL products for us. GlaxoSmithKline plc (“GSK”) currently manufactures our ASACOL 400 mg product sold in the U.K.

We conduct quality assurance audits of our manufacturing and other property sites, our contract manufacturers’ sites and our raw material suppliers’ sites and related records to confirm compliance with the relevant regulatory requirements.

Product	Third-Party Manufacturer	Expiration
ACTONEL	NPI (Secondary Supplier)	June 2011
ASACOL 400 mg	GSK (for U.K.)	December 2011
DORYX	Mayne	December 2011
ESTRACE Cream	CPL	January 2015
FEMHRT	Teva	September 2011

The products above accounted for a significant percentage of our product sales during the twelve-month period ended December 31, 2009. If a supplier suffers an event that causes it to be unable to manufacture our product requirements for an extended period, the resulting shortages of inventory could have a material adverse effect on our business. See “Note 20” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. See “Risk factors—Risks Relating to Our Business—Delays in production could have a material adverse impact on our business.”

Patents, Proprietary Rights and Trademarks

Protecting our intellectual property, such as trademarks and patents, is a key part of our strategy.

Patents, Trade Secrets and Proprietary Knowledge

We rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights have been infringed. The following is a description of recent actions we and PGP have taken to enforce our intellectual property rights against various third parties:

Warner Chilcott Actions.

In June 2006, we received from Watson a Paragraph IV certification notice letter indicating that Watson had submitted an ANDA to the FDA seeking approval to market a generic version of LOESTRIN 24 FE prior to the expiration of our patent. We filed a complaint against Watson alleging that Watson’s submission of an ANDA for a generic version of LOESTRIN 24 FE infringed the patent covering our LOESTRIN 24 FE oral contraceptive. In January 2009, we settled the patent litigation related to LOESTRIN 24 FE with Watson. In July 2009, we received a Paragraph IV certification notice letter from Lupin advising us that Lupin had filed an ANDA to manufacture and sell a generic version of LOESTRIN 24 FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

In August 2007, we received from each of Barr and Watson a Paragraph IV certification notice letter indicating that each of Barr and Watson had separately submitted an ANDA to the FDA seeking approval to market a generic version of FEMCON FE prior to the expiration of our patent. We filed infringement lawsuits against each of Watson and Barr in response to these submissions. In December 2008, we settled our patent litigation related to FEMCON FE with Barr (now Teva). In January 2009, we announced that we settled our patent litigation related to FEMCON FE with Watson. In July 2009, we received a Paragraph IV certification notice letter from Lupin notifying us that Lupin had filed an ANDA to manufacture and sell a generic version of FEMCON FE. In September 2009, we filed suit against Lupin for patent infringement. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

In November 2008, December 2008, January 2009, March 2009, January 2010 and February 2010, we and Mayne received Paragraph IV certification notice letters from Actavis, Mutual, Mylan, Impax, Sandoz and Heritage indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of one or more versions of our DORYX products. We filed infringement lawsuits against each of Actavis, Mutual, Mylan, Impax and Sandoz in response to these submissions, and intend to file an infringement lawsuit against Heritage within 45 days of our receipt of the Paragraph IV certification notice letter. In November 2009, pursuant to an agreement among us, Mayne and Mutual, the court dismissed the lawsuit against Mutual concerning generic versions of our DORYX 75 mg and 100 mg products following Mutual’s agreement to withdraw its ANDA with respect to such products. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

PGP Actions.

In July 2004, PGP received a Paragraph IV certification notice letter from Teva regarding PGP’s NCE patent covering ACTONEL and indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004 charging Teva with infringement of the NCE patent covering ACTONEL. In that case, Teva admitted patent infringement but alleged that the NCE patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the ACTONEL NCE patent, which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the district court in May 2009. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

In August 2008, December 2008 and January 2009, PGP and Roche (which licenses the ACTONEL Method Patent to PGP with respect to the once-a-month product), received Paragraph IV certification notice letters from Teva, Sun and Apotex regarding the ACTONEL Method Patent covering once-a-month ACTONEL. PGP and Roche filed patent infringement suits against each of Teva in September 2008, Sun in January 2009 and Apotex

in March 2009 charging each with infringement of the ACTONEL Method Patent. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

In September 2007, PGP received a Paragraph IV certification notice letter from Roxane, a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. PGP and Medeva, the owner of the ASACOL Patent, filed a patent infringement suit against Roxane in October 2007 in response to the Paragraph IV certification notice letter alleging infringement of the ASACOL Patent. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

We also seek to protect our proprietary rights by filing applications for patents on certain inventions and entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies. However, we do not ultimately control whether we will be successful in enforcing our legal rights against third-party infringers, whether our patent applications will result in issued patents, whether our patents will be subjected to inter parte reexaminations by the USPTO or similar proceedings in jurisdictions outside the U.S., whether our confidentiality, non-disclosure and assignment of invention agreements will be breached and whether we will have adequate remedies in the event of any such breach, or whether our trade secrets will become known by competitors. In addition, some of our key products are not protected by patents and proprietary rights and therefore are or may become subject to competition from generic equivalents. For a further discussion of our competition, see “—Competition” and “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products may be adversely affected.”

Trademarks

Due to our branded product focus, we consider our trademarks to be valuable assets. Therefore, we actively manage our trademark portfolio, maintain long-standing trademarks and obtain trademark registrations for new brands in key jurisdictions in which we operate. The names indicated below are certain of our key registered trademarks, some of which may not be registered in all relevant jurisdictions:

ACTONEL	FEMRING
DORYX	LOESTRIN
ESTRACE	OVCON
ESTROSTEP	SARAFEM
FEMCON	Warner Chilcott
FEMHRT

We also police our trademark portfolio against infringement and violation by third parties. However, our efforts to protect our trademarks may be unsuccessful and we may not have adequate remedies in the event of such infringement or violation.

As a result of the PGP Acquisition, we are the exclusive licensee of the trademark ASACOL and ENABLEX in the United States.

Government Regulation

The U.S. pharmaceutical industry is subject to regulation by national, regional, state and local agencies, including the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency (“EPA”). The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development and manufacturing of, and commercial activities relating to, prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. The manufacture and disposal of pharmaceutical products in the United States is also regulated by the EPA. Similar regulatory authorities and regulations exist in the member states of the European Union and in other foreign countries in which we manufacture, test, distribute and sell our products.

The process of testing, data analysis, manufacturing development and regulatory review necessary to obtain and maintain required governmental approvals is costly. Non-compliance with applicable legal and regulatory requirements can result in civil fines, criminal fines and prosecution, recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require that we devote substantial resources that could otherwise be used productively in other areas of our business.

U.S. Approval Requirements

FDA approval is required before a prescription drug can be marketed in the United States, except for narrow exceptions. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drugs may be marketed in the U.S. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical testing must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements.

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

The FDA can, and does, reject NDAs, require additional clinical trials, or grant approvals on a restricted basis only, even when product candidates performed well in clinical trials. In addition, the FDA may approve an NDA subject to burdensome post-approval study or monitoring requirements, or require that other risk management measures be utilized. There are also requirements to conduct pediatric trials for all new NDAs and supplements to NDAs, unless a waiver or deferral applies.

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

Additional U.S. Regulatory Requirements

All drugs must be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (“cGMP”) requirements, and drug products subject to an approved application must be manufactured, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior-friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Our third-party manufacturers must also comply with cGMP requirements. In complying with cGMP requirements, manufacturers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. The FDA and other regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Mutual recognition agreements for government inspections exist between the United States, the European Union, Canada, Australia and New Zealand. Failure to comply with the statutory and regulatory requirements, including, in the case of our own manufacturing facilities in Fajardo, Puerto Rico, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner before a U.S. District Court, subjects the manufacturer to possible legal or regulatory action.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors at the state level. Under the PDMA and state law, states require the registration of manufacturers and distributors who provide pharmaceuticals in that state, including, in certain states, manufacturers and distributors who ship pharmaceuticals into the state even if such manufacturers or distributors have no place of business within the state. States also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Both the PDMA and state laws impose requirements and limitations upon drug sampling to ensure accountability in the distribution of samples. The PDMA sets forth civil and criminal penalties for violations of these and other provisions.

Other reporting and recordkeeping requirements also apply for marketed drugs, including, for prescription products, requirements to review and report cases of adverse events. Product advertising and promotion are subject to FDA and state regulation, including requirements that promotional claims conform to any applicable FDA approval, be appropriately balanced with important safety information and otherwise be adequately substantiated. Adverse experiences with the use of products can result in the imposition of marketing restrictions through labeling changes, risk management requirements or product removal.

Other U.S. Regulation

Our sales, marketing and scientific/educational programs must comply with applicable requirements of the anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, and the implementing regulations and policies of the U.S. Health and Human Services Office of Inspector General and U.S. Department of Justice, as well as similar state laws. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and regulatory safe harbors are often limited, and promotional practices may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. Similar legislation is being considered in other states and at the federal level in the United States. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. We are subject to possible administrative and legal proceedings and actions under these laws. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.

In recent years, Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the healthcare system, either nationally or at the state level. The Medicare Part D outpatient prescription drug benefit went into effect in January 2006. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors and negotiate price concessions from pharmaceutical manufacturers. In addition, Congress is considering various other legislative proposals to reform the U.S. healthcare system. These legislative proposals generally are intended to expand healthcare coverage to currently uninsured Americans and to limit the rate of increase in healthcare spending. Such legislation, if enacted, could decrease the price we receive or our sales volume or could impose taxes or other costs of doing business on pharmaceutical manufacturers.

We also participate in the Federal Medicaid rebate program established by the U.S. Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The Medicaid rebate amount is computed each quarter based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current average manufacturing price and best price for each of our products. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount of ten thousand dollars per item of false information. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

U.S. Manufacturing for Export

Products marketed outside of the United States that are manufactured in the United States are subject to certain FDA regulations, including rules governing export, as well as regulation by the country in which the products are sold. We currently supply LOESTRIN to Teva in Canada. Now that we have acquired PGP, we market in Canada, Western Europe and Australia certain products, including ACTONEL, which are manufactured in the United States.

Regulation in Europe

Whether or not FDA approval has been obtained, authorization of a pharmaceutical product by regulatory authorities must be obtained in any other country prior to the commencement of clinical trials or the marketing of the product in that country. The authorization process varies from country to country and the time may be longer or shorter than that required for FDA approval.

Under European regulatory systems, we must submit an application for and obtain a clinical trial authorization (“CTA”) in each member state in which we intend to conduct a clinical trial. The application for the CTA must include an Investigational Medicinal Product Dossier, or IMPD, which must contain pharmaceutical, pre-clinical and, if existing, previous clinical information on the drug substance and product. An overall risk-benefit assessment critically analyzing the non-clinical and clinical data in relation to the potential risks and benefits of the proposed trial must also be included. The application for the CTA must be submitted to the regulatory authorities of each member state where the trial is intended to be conducted prior to its commencement. The trial must be conducted on the basis of the proposal as approved by an ethics committee in each member state (the EU equivalent to an IRB) before the trial commences.

After we complete our clinical trials, we must obtain marketing authorization before we can market our product. In Europe, there are three procedures under the prevailing European pharmaceutical legislation that, if successfully completed, allow us to obtain marketing authorizations. For certain designated drugs, an applicant may obtain a marketing authorization from the European Commission pursuant to a centralized procedure following the issuance of a positive opinion from the European Medicines Agency. Such marketing authorizations are valid in each of the European Union member states and also in Norway, Ireland and Liechtenstein under the European Economic Agreement. With the exception of products that are authorized centrally, the competent authorities of the member states are responsible for granting marketing authorizations for products that are sold in their markets. Applicants not relying on the centralized procedure who intend to market their product in more than one member state may seek marketing authorizations under the mutual recognition procedure or decentralized procedure. The mutual recognition procedure may be used if the product has already been authorized in one member state under that member state’s national authorization procedure to facilitate mutual recognition of the existing authorization in another member state. The decentralized procedure, on the other hand, may be used in cases where the product has not received a marketing authorization in any member state. Under this procedure, the applicant may facilitate the grant of a marketing authorization in one or more member states on the basis of an identical dossier presented to such member states. The marketing authorization of a product may be made conditional on conducting post-marketing studies.

Irrespective of whether a marketing authorization for a product is obtained centrally, under the mutual recognition procedure or under the decentralized procedure, the product must be manufactured in accordance with the principles of good manufacturing practices set forth in the relevant European Union directives and other rules governing the manufacture of medicinal products in the European community. More specifically, our manufacturing facility in Weiterstadt, Germany is subject to regulation by the German Bundesinstitut für Arzneimittel und Medizinprodukte and the FDA. Our facility in Larne, Northern Ireland is approved and regularly inspected by the U.K. Medicines and Healthcare products Regulatory Agency and the FDA. Our manufacturing activities in Germany are governed by the German Arzneimittelgesetz and its ordinances, while our manufacturing activities in the United Kingdom are governed by the United Kingdom Medicines Act of 1968 and the regulations promulgated thereunder.

In addition to applicable regulations relating to the manufacture of medicinal products in the European Union, each marketing authorization carries with it the obligation to comply with many post-authorization regulations relating to the marketing and other activities of the authorized holder. These include requirements relating to adverse event reporting and other pharmacovigilance requirements, advertising, packaging and labeling, patient package leaflets, distribution and wholesale dealing. Violations of these regulations may result in civil and criminal liability, loss of marketing authorization and other sanctions.

Regulatory approval of prices for certain products is required in many countries outside the United States. In particular, many European countries make the reimbursement of a product within the national health insurance scheme conditional on the agreement by the seller not to sell the product above a fixed price in that country. Also common is the unilateral establishment of a reimbursement price by the national authorities, often accompanied by the inclusion of the product on a list of reimbursable products. Related pricing discussions and ultimate governmental approvals can take several months to years.

Seasonality

Our results of operations are minimally affected by seasonality.

Employees

Prior to the PGP Acquisition, we had approximately 1,000 employees and no unionized employees. As of December 31, 2009, giving effect to the PGP Acquisition, we had approximately 2,700 employees, approximately 1,850 in North America and approximately 850 in Europe and the rest of the world. None of our employees in the United States are unionized. Certain of our employees in Europe are represented by works councils and certain employees are members of industry, trade and professional associations. We believe that our employee relations are satisfactory.

Environmental Matters

Our operations and facilities are subject to various U.S., foreign and local environmental laws and regulations, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, or third-party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or noncompliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

We acquired our Fajardo, Puerto Rico facility from Pfizer in 2004. Under the purchase agreement, Pfizer retained certain liabilities relating to pre-existing contamination and indemnified us, subject to certain limitations, for other potential environmental liabilities. In addition, in 2008 and 2009, we acquired an aggregate of approximately 8.8 vacant acres adjacent to our Fajardo manufacturing facility in separate transactions not involving Pfizer, in respect of which we have no indemnification rights for potential environmental liabilities. As part of the PGP Acquisition we acquired manufacturing facilities in Manati, Puerto Rico and Weiterstadt, Germany. While we are not aware of any material claims or obligations relating to these sites, our current or former sites, or any off-site location where we sent hazardous wastes for disposal, the discovery of new or additional contaminants or the imposition of new or additional cleanup obligations at our Fajardo, Manati, Weiterstadt or other sites, or the failure of any other party to meet its financial obligations to us, could result in significant liability.

Executive Officers

The executive officers of Warner Chilcott plc, their positions and their ages as of December 31, 2009, are as listed.

Name	Age	Position
Roger M. Boissonneault	61	Chief Executive Officer, President and Director
Anthony D. Bruno	53	Executive Vice President, Corporate Development
Mahdi B. Fawzi, Ph.D	62	President, Research and Development
Paul Herendeen	54	Executive Vice President, Chief Financial Officer
W. Carl Reichel	51	President, Pharmaceuticals
Marinus Johannes van Zoonen	52	President, Europe/International and Global Marketing
Leland H. Cross	53	Senior Vice President, Technical Operations
Herman Ellman, M.D.	62	Senior Vice President, Clinical Development
Izumi Hara	50	Senior Vice President, General Counsel and Corporate Secretary
Alvin D. Howard	55	Senior Vice President, Regulatory Affairs

Roger M. Boissonneault was appointed Chief Executive Officer, President and Director of Warner Chilcott as of January 5, 2005. Mr. Boissonneault was appointed Chief Executive Officer and Director for the Predecessor in September 2000. From 1996 to 2000, he served as President and Chief Operating Officer of the company acquired by the Predecessor, which was also known as Warner Chilcott PLC, serving as a director from 1998 through 2000. From 1976 to 1996, Mr. Boissonneault served in various capacities with Warner-Lambert (now part of Pfizer), including Vice President, Female Healthcare, Director of Corporate Strategic Planning and Director of Obstetrics/Gynecology Marketing.

Anthony D. Bruno joined Warner Chilcott in March 2001 as Senior Vice President, Corporate Development and General Counsel. Mr. Bruno was promoted to Executive Vice President in April 2003 and continued to serve as General Counsel of the company until August 1, 2005. Prior to joining the company, Mr. Bruno spent 17 years with Warner-Lambert (now part of Pfizer), most recently serving as Vice President and Associate General Counsel, Pharmaceuticals, where he was responsible for all legal matters relating to Warner-Lambert’s pharmaceutical business worldwide.

Mahdi B. Fawzi, Ph.D., joined Warner Chilcott as President, Research and Development on October 20, 2009 after nearly 15 years at Wyeth (now part of Pfizer), most recently as Executive Vice President, Preclinical Development. From 1984 to 1995, he served in various capacities at Warner-Lambert Company, including Vice President, Product Development. Prior to joining Warner-Lambert, Dr. Fawzi spent several years at The Procter & Gamble Company as well as a few years at Pfizer Inc. in the United Kingdom.

Paul Herendeen joined Warner Chilcott as Chief Financial Officer and Executive Vice President on April 1, 2005 and is responsible for finance, accounting, treasury and management information system functions. Prior to joining the company, Mr. Herendeen was, from April 2001 to March 2005, Executive Vice President and Chief Financial Officer of MedPointe Inc. From 1998 through March 2001, Mr. Herendeen served as our Executive Vice President and Chief Financial Officer. Mr. Herendeen also served as a director of us and our predecessor companies from 1996 through March 2001.

W. Carlton Reichel joined Warner Chilcott as President, Pharmaceuticals in October 2000 after nearly 20 years of experience at Parke-Davis, a division of Warner-Lambert (now part of Pfizer), where he, together with Mr. Boissonneault, was a pioneer in the pharmaceutical marketing methods currently employed by the company. Most recently, he held the position of President, U.K./British Isles at Warner-Lambert.

Marinus Johannes van Zoonen joined Warner Chilcott as President, Europe/International & Global Marketing in November 2009 after 20 years at The Procter & Gamble Company, most recently as Vice President, Pharmaceuticals Europe, Australia & Japan and International Health Affairs. From 1989 to 2008, he served in various capacities at Procter & Gamble in their prescription and OTC divisions and from 2005 to 2009 represented the Industry as President of the European OTC Association. Prior to joining Procter & Gamble, Mr. van Zoonen spent a few years at Duphar Pharmaceuticals International.

Leland H. Cross joined Warner Chilcott as Senior Vice President, Technical Operations on September 1, 2001 and is responsible for technical operations worldwide. From 1994 to 2001, Mr. Cross was part of the Global Manufacturing group at Warner-Lambert (now part of Pfizer), where most recently he was General Manager of Pfizer Ireland Pharmaceuticals, responsible for Pfizer’s dosage manufacturing operations in Ireland. Prior to joining Warner-Lambert, Mr. Cross managed a manufacturing operation for Merck & Co. Inc.

Herman Ellman, M.D., joined Warner Chilcott as Senior Vice President, Clinical Development in June 2000. Dr. Ellman is responsible for clinical development and medical affairs activities. Prior to joining the company, Dr. Ellman held the position of Medical Director for Women’s Healthcare of Berlex Laboratories.

Izumi Hara joined Warner Chilcott as Senior Vice President and Deputy General Counsel in June 2001 and is responsible for the legal matters of the company. She was promoted to General Counsel as of August 1, 2005. Prior to joining the company, Ms. Hara held positions of increasing responsibility at Warner-Lambert (now part of Pfizer), where her most recent position was Vice President and Associate General Counsel, Corporate Affairs, and where she was responsible for all corporate legal matters, including acquisitions, divestitures, alliances and other transactions in all of Warner-Lambert’s lines of business worldwide.

Alvin D. Howard joined Warner Chilcott as Vice President, Regulatory Affairs in February 2001. He was promoted to Senior Vice President as of August 1, 2005 and is responsible for the registration of all products and for managing relationships with the FDA, Health Canada and other agencies regulating the sale of pharmaceutical products. Prior to joining the company, Mr. Howard was Vice President, Worldwide Regulatory Affairs at Roberts Pharmaceuticals.

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

Risks Relating to Our Business

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

Generic equivalents for branded pharmaceutical products are typically sold by competing companies at a lower cost than the branded product. After the introduction of a competing generic product, a significant percentage of the prescriptions written for the branded product are often written for the generic version. In addition, legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms. Competition from generic equivalents could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

ESTRACE Cream, ESTRACE Tablets, ESTROSTEP FE, SARAFEM, OVCON 50 and OVCON 35 are currently not protected by patents. Generic equivalents are currently available for ESTROSTEP FE, SARAFEM capsules, ESTRACE Tablets and OVCON 35. ASACOL is not currently protected by a patent in the United Kingdom. Although our U.S. patent covering FEMHRT expires in May 2010, under a 2004 settlement of certain patent litigation, we granted Barr (which is now a division of Teva ) a non-exclusive license to launch a generic version of the product six months prior to the expiration of our patent. Although Teva’s generic equivalent of FEMHRT was approved for entry into the market in November 2009 and may be launched at any time, we do not believe that Teva has commenced sales of its generic version of FEMHRT.

During the next five years, additional products of ours will lose patent protection or likely become subject to generic competition. For example, our current ACTONEL products will lose their patent protection and exclusivity in Canada in early 2010 and many Western European markets beginning in late 2010. In addition, while we enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights are infringed, we have in the past, and may in the future, enter into settlements with generic competitors that result in sale of generic products prior to the expiration of our patents. For example, as a result of our settlements of our outstanding patent litigation relating to LOESTRIN 24 FE and FEMCON FE, we granted non-exclusive licenses to third-parties to launch generic versions of these products during the next five years. More specifically, in January 2009, we settled patent litigation related to LOESTRIN 24 FE with Watson. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earlier of January 22, 2014 or the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. In July 2009, we received a Paragraph IV certification notice letter from Lupin advising us that Lupin had filed an ANDA to manufacture and sell a generic version of LOESTRIN 24 FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission. Our lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of our receipt of Lupin’s notice, subject to the prior resolution of the matter before the court. Under current law, unless Watson forfeits its “first filer” status, the FDA may not approve Lupin’s ANDA until 180 days following the date on which Watson enters the market. We believe Watson may have forfeited its “first filer” status as a result of its failure to receive approval of its ANDA from the FDA within the requisite period. As a result, while we have filed an infringement suit against Lupin and intend to vigorously defend the LOESTRIN 24 LE patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent product will not be approved and enter the market prior to the expiration of the LOESTRIN 24 FE patent in 2014. In December 2008, we settled our patent litigation related to FEMCON FE with Barr (now Teva). Under the terms of the agreement, Teva was not permitted to enter the market until the earlier of July 1, 2012 or, among other circumstances, the date that is two years following the date of the filing of a new ANDA with a Paragraph IV certification by a third-party. In January 2009, we announced that we settled our patent litigation related to FEMCON FE with Watson. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. On July 31, 2009, we received a Paragraph IV certification notice letter from Lupin indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of FEMCON FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission. Our lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of our receipt of Lupin’s notice, subject to the prior resolution of the matter before the court. If Lupin filed its ANDA with respect to FEMCON FE during 2009 and Teva’s ANDA with respect to a generic version of FEMCON FE is approved, Teva may be able to enter the market with a generic version of FEMCON FE as early as 2011. While we have filed an infringement lawsuit against Lupin and intend to vigorously defend the FEMCON FE patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent will not be approved and enter the market prior to the expiration of the FEMCON FE patent in 2019.

As noted above, potential generic competitors may challenge the patents protecting our branded pharmaceutical products. For example, we and Mayne have received several challenges relating to our DORYX products. As a result of the enactment of the QI Act, on October 8, 2008, Mayne submitted to the FDA for listing in the FDA’s Orange Book the U.S. patent covering DORYX, and potential generic competitors that had filed an ANDA prior to the listing of the DORYX patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In November and December 2008 and January 2009, we and Mayne received Paragraph IV certification notice letters from Actavis, Mutual, Mylan, Impax and Sandoz indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of our DORYX 75 mg and 100 mg delayed-release tablets. In December 2008 and January 2009, we and Mayne filed infringement lawsuits against each of the potential generic competitors. In March 2009 the FDA issued guidance that indicated that a 30-month stay would not apply to the potential approvals of generic versions of our DORYX 75 mg and 100 mg products for which ANDAs were filed prior to the listing of the DORYX patent. On November 9, 2009, pursuant to an agreement among the Company, Mayne and Mutual, the court dismissed the lawsuit against Mutual concerning generic versions of the DORYX 75 mg and 100 mg products following Mutual’s agreement to withdraw its ANDA with respect to such products. In March 2009, we and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 150 mg delayed-release tablets. In March and May 2009 we and Mayne filed infringement lawsuits against each Impax and Mylan. In February 2010, we and Mayne received a Paragraph IV certification notice letter from Heritage indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 75 mg, 100 mg and 150 mg products. We and Mayne are reviewing the Heritage notice letter and expect to file an infringement lawsuit against Heritage within 45 days of our receipt of the Paragraph IV certification notice. Based on the FDA’s interpretive guidance, and assuming that we and Mayne bring suit against Heritage within the requisite period, we believe that because each of Impax’s and Mylan’s ANDAs with respect to generic versions of our DORYX 150 mg product, and Heritage’s ANDA with respect to generic versions of our DORYX 75 mg, 100 mg, and 150 mg products, were submitted after the listing of the DORYX patent in the FDA’s Orange Book, the FDA will stay approval of these generic versions of our products for up to 30 months, subject to the prior resolution of the matters before the court. In January 2010 we and Mayne received a Paragraph IV certification notice letter from Sandoz indicating that it had amended its ANDA previously submitted to the FDA requesting approval to manufacture and sell generic versions of our DORYX 75 mg and 100 mg products to include a generic version of our DORYX 150 mg product. In January 2010 we and Mayne filed an infringement lawsuit against Sandoz with respect to its amended ANDA. While we can give no assurance, we believe that under current law, the FDA may not approve Sandoz’s amended ANDA with respect to the DORYX 150 mg strength product until 180 days following the date on which the “first filer” of an ANDA with respect to the DORYX 150 mg strength product enters the market, unless the first filer transfers or forfeits its first filer rights, for example by failing to begin marketing its product in a timely manner. Our lawsuits against Actavis, Mylan, Impax and Sandoz relating to our DORYX 75 mg and 100 mg products, as well as our lawsuits against Impax, Mylan and Sandoz relating to our DORYX 150 mg product, remain pending. While we and Mayne intend to vigorously defend the DORYX patent and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of our DORYX 75 mg, 100 mg and 150 mg products will not be approved and enter the market prior to the expiration of the DORYX patent in 2022.

Certain of the products we acquired in the PGP Acquisition have also been challenged by generic competitors. For example, in July 2004, PGP received a Paragraph IV certification notice letter from Teva regarding PGP’s NCE patent covering ACTONEL and indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004. In that case, Teva admitted patent infringement but alleged that the NCE patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the ACTONEL NCE patent as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009. PGP and Roche received Paragraph IV certification notice letters from Teva, Sun and Apotex regarding the ACTONEL Method Patent (not the NCE patent) covering ACTONEL’s once-a-month product and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product. PGP and Roche, which licenses the ACTONEL Method Patent to PGP, filed a patent infringement suit against Teva in September 2008, against Sun in January 2009 and against Apotex in March 2009 charging each with infringement of the ACTONEL Method Patent. The suit against Teva (which delivered the first Paragraph IV certification notice letter to PGP) triggered a 30-month stay of FDA approval with respect to Teva’s above mentioned ANDA. The stay of approval of Teva’s ANDA will expire on the earlier of February 2011 or the resolution of the suit. Additionally, once-a-month ACTONEL 150 mg has FDA exclusivity through April 2011, and the underlying ACTONEL NCE patent expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). While we and Roche intend to vigorously defend the ACTONEL Method Patent and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ACTONEL once-a-month product will not be approved and enter the market prior to the expiration of the ACTONEL Method Patent in 2023.

In addition in September 2007, PGP and Medeva received a Paragraph IV certification notice letter from Roxane, a subsidiary of Boehringher Ingelheim Corporation, regarding the ASACOL Patent indicating that Roxane had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. PGP and Medeva, the owner of the ASACOL Patent, filed a patent infringement suit against Roxane in October 2007. The lawsuit results in a stay of FDA approval of Roxane’s ANDA for up to 30 months from the date of PGP’s and Medeva’s receipt of the notice (i.e. until March 2010), subject to the prior resolution of the matter before the court. The trial has not been scheduled. However, unless the court decides earlier in its favor, Roxane has agreed not to launch a generic version of the ASACOL 400 mg product before November 1, 2010. In addition, Roxane has agreed that if the case is fully submitted to the court by November 1, 2010, it will not launch until the court decides the case. While we and Medeva intend to vigorously defend the ASACOL Patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of the ASACOL 400 mg product will not be approved and enter the market prior to the expiration of the ASACOL Patent in 2013.

We cannot predict what effect, if any, such matters will have on our financial condition, results of operations and cash flows.

Our trademarks, patents and other intellectual property are valuable assets, and if we are unable to protect them from infringement or challenges, our business prospects may be harmed.

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

We also rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to protect our proprietary rights by filing applications for patents on certain inventions, by entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies and enforcing our legal rights against third parties that we believe may infringe our intellectual property rights. We do not ultimately control whether we will be successful in enforcing our legal rights against third-party infringers, whether our patent applications will result in issued patents, whether our patents will be subjected to inter parte reexamination by the USPTO, whether our confidentiality, non-disclosure and assignment of invention agreements will be breached and whether we will have adequate remedies in the event of any such breach, or whether our trade secrets will become known by competitors.

We are today, and have in the past been, involved in litigation with respect to the validity and infringement of our patents. In addition, we may be involved in such litigation in the future. The outcome of this type of litigation is unpredictable, and if unfavorable, may deprive us of market exclusivity or from marketing and selling a product altogether. In addition, bringing and defending these lawsuits is costly, and consequently we may decide to not bring or defend such suits and to abandon the products to which they relate. If we lose market exclusivity for or stop marketing a product, our business, financial condition, results of operations and cash flows could be adversely affected.

Delays in production could have a material adverse impact on our business.

Our pharmaceutical manufacturing facility located in Fajardo, Puerto Rico currently manufactures many of our products, including LOESTRIN 24 FE and FEMCON FE, and packages our delayed-release DORYX tablets and FEMHRT. The PGP facilities we acquired in Manati, Puerto Rico and Weiterstadt, Germany currently manufacture many of the PGP products we acquired in the PGP Acquisition, including ACTONEL and ASACOL. Because the manufacture of pharmaceutical products requires precise and reliable controls, and due to significant compliance obligations imposed by laws and regulations, we may face delays in qualifying the Fajardo, Manati and Weiterstadt facilities for the manufacture of new products or for our other products that are currently manufactured for us by third parties. In addition, natural disasters such as hurricanes, floods, fires and earthquakes could adversely affect the ability of our manufacturing facilities to supply products to us. Hurricanes are relatively common in Puerto Rico and the severity of such natural disasters is unpredictable.

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

Failure by our own manufacturing facilities or any third-party manufacturer (each a “product supplier”) to comply with regulatory requirements could adversely affect their ability to supply products to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with current Good Manufacturing Practices, or cGMPs. In complying with cGMP requirements, product suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspections by the FDA and other regulatory authorities. Failure to comply with applicable legal requirements (including, in the case of our manufacturing facility located in Fajardo, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner) subjects the product suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product.

The FDA and other regulatory authorities must approve suppliers of certain active and inactive pharmaceutical ingredients and certain packaging materials used in our products as well as suppliers of finished products. The development and regulatory approval of our products are dependent upon our ability to procure these ingredients, packaging materials and finished products from suppliers approved by the FDA and other regulatory authorities. Such approval of a new supplier would be required if, for example, active ingredients, packaging materials or finished products were no longer available from the initially approved supplier or if that supplier had its approval from the FDA or other regulatory authority withdrawn. The qualification of a new product supplier or a new supplier of product components could potentially delay the manufacture of the drug involved. Furthermore, we may not be able to obtain active ingredients, packaging materials or finished products from a new supplier on terms that are as favorable to us as those agreed to with the initially approved supplier or at reasonable prices.

A delay in supplying, or failure to supply, products by any product supplier could result in our inability to meet the demand for our products, the loss of all or a portion of our market share with respect to such products, and adversely affect our revenues, financial condition, results of operations and cash flows.

Pricing pressures from third-party payors, including managed care organizations, government sponsored health systems and regulations relating to Medicare and Medicaid, healthcare reform, pharmaceutical reimbursement and pricing in general could decrease our U.S. revenues.

Our commercial success in producing, marketing and selling products in the United States depends, in part, on the availability of adequate reimbursement from third-party healthcare payors, such as managed care organizations and government bodies and agencies for the cost of the products and related treatments. The market for our products may be limited by actions of third-party payors.

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

Reforms in Medicare added an out-patient prescription drug reimbursement beginning in 2006 for all Medicare beneficiaries. Private plans contracting with the government to deliver the benefit, through their purchasing power under these programs, are demanding discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. These reforms may decrease our future revenues from products such as ACTONEL, which are covered by the Medicare drug benefit.

We also face pricing pressures and potential pricing pressures for our drug products reimbursed under the Medicaid program. Most states have established preferred drug lists (“PDLs”) and require that manufacturers pay supplemental rebates, in addition to the federal rebate, to the state in order to be included in the PDL or to avoid being placed in a disfavored position on the state formulary.

Further, a number of other legislative and regulatory measures aimed at changing the healthcare system have been proposed, including federal proposals to permit the U.S. government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare, and proposals to increase the federal rebates we must pay to the states based on the utilization of our products under Medicaid. In addition, Congress is considering various other legislative proposals that generally are intended to expand healthcare coverage to currently uninsured Americans and to limit the rate of increase in healthcare spending. While we cannot predict whether any such proposals will be adopted or the effect such proposals may have on our business, the existence of such proposals, as well as the adoption of any proposal, may increase industry-wide pricing pressures or increase the cost of doing business (for example by imposing taxes on pharmaceutical manufacturers), thereby adversely affecting our results of operations and cash flows.

Government regulation in the European Union of the price and reimbursement status of medicinal products could limit market acceptance of our products or reduce the prices we receive for our products.

Most European Union member states impose controls on the prices at which medicines are reimbursed under state-run healthcare schemes. In many countries reimbursement of a product is conditional on the agreement by the seller not to sell the product above a fixed price in that country. Often the reimbursement price is established unilaterally by the national authorities and is accompanied by the inclusion of the product on a list of reimbursable products. Some member states operate reference pricing systems in which they set national reimbursement prices by reference to those in other member states. Increased pressures to reduce government healthcare spending and increased transparency of prices following the adoption of the euro have meant that an increasing number of governments have adopted this approach. Furthermore, in the event of increased price transparency or the loss of exclusivity, such as our expected loss of exclusivity for ACTONEL in many Western European markets in late 2010, parallel importation of pharmaceuticals from lower price level countries to higher priced markets may increase and lower our effective average selling price.

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

Our U.S. operating subsidiaries previously entered into an Advance Pricing Agreement (the “APA”) with the Internal Revenue Service (the “IRS”) covering the calendar years 2006 through 2010. This APA is applicable to the U.S. subsidiaries and operations as they existed prior to the PGP Acquisition. We cannot ensure that we will be able to enter into a new APA covering calendar years after 2010 or that any new APA will contain terms comparable to those in our existing APA. If we do not enter into a new APA, while we believe that our transfer pricing arrangements comply with applicable U.S. tax rules, the IRS could challenge our transfer pricing arrangements.

In addition, our future operating results, financial position and cash flows could be materially adversely affected by changes in the application of tax principles, including tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which result in a shift of taxable earnings between tax jurisdictions.

Changes in market conditions, including lower than expected cash flows or revenues for our branded pharmaceutical products as a result of competition from other branded products, may result in our inability to realize the value of our products, in which case we may have to record an impairment charge.

The pharmaceutical industry is characterized by rapid product development and technological change, and as a result, our pharmaceutical products could be rendered obsolete or their value may be significantly decreased by the development of new technology or new branded pharmaceutical products indicated for the treatment of conditions currently addressed by our products, technological advances that reduce the cost of production or marketing or pricing actions by one or more of our competitors. Some of the companies we compete against have significantly greater resources than we do, and therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Our inability to compete successfully with respect to these or other factors may materially and adversely affect our cash flows or revenues, or may result in our inability to realize the value of our branded pharmaceutical products, including products acquired from third parties, and may require us to record an impairment charge.

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

New requirements have also been imposed in some states, and proposed in other states, requiring us to provide paper or electronic pedigree information for the drugs that we distribute to help establish their authenticity and to track their movement from the manufacturer through the chain of distribution. These new federal and state requirements, and additional requirements that have been proposed and might be adopted, may make it more difficult or burdensome for us to obtain new or expanded approvals for our products, may be more restrictive or come with onerous post-approval or other requirements, may hinder our ability to commercialize approved products successfully, and may harm our business.

Delays and uncertainties in clinical trials or the government approval process for new products could result in lost market opportunities and hamper our ability to recoup costs associated with product development.

FDA approval is generally required before a prescription drug can be marketed in the United States. For innovative, or non-generic, new drugs, an FDA-approved New Drug Application, or NDA, is required before the drugs may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses, and that it will be manufactured to appropriate quality standards. Products marketed outside the United States are also subject to government regulation, which may be equally or more demanding. The clinical trials required to obtain regulatory approvals can be complex and expensive, and their outcomes are uncertain. Positive results from pre-clinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval. Even where clinical trials are completed successfully, the FDA or other regulatory authorities may determine that a product does not present an acceptable risk-benefit profile, and may not approve an NDA or its foreign equivalent or may only approve an NDA or its foreign equivalent with significant restrictions or conditions. The drug development and approval process can be time-consuming and expensive without assurance that the data will be adequate to justify approval of proposed new products. If we are unable to obtain regulatory approval for our products, we will not be able to commercialize our products and recoup our R&D costs. Furthermore, even if we were to obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments. If we are unable to obtain timely product approvals on commercially viable terms, our profitability and business could suffer. In January 2010 we received a complete response letter from the FDA indicating that during FDA inspections of the third-party drug substance manufacturing facility and control testing laboratory used to support the NDA for our low-dose oral contraceptive, which we refer to as WC3016, deficiencies were noted that remain unresolved. While no efficacy or safety issues were raised by the FDA in the letter, satisfactory resolution of these issues is required before the NDA can be approved. In addition, we are currently conducting Phase II and Phase III clinical trials and have pending NDAs for certain important products, including our next generation ACTONEL product. If these NDAs are not approved, we may not be able to commercialize these products in the United States and, in the case of our next generation ACTONEL product, may not be able to realize the full anticipated value of the PGP Acquisition.

Changes in laws and regulations could adversely affect our results of operations, financial position or cash flows.

Our future operating results, financial position or cash flows could be adversely affected by changes in laws and regulations such as (i) changes in the FDA or equivalent foreign approval processes that may cause delays in, or limit or prevent the approval of, new products, (ii) new laws, regulations and judicial decisions affecting product marketing, promotion or the healthcare field generally and (iii) new laws or judicial decisions affecting intellectual property rights.

The perceived health effects of estrogen and combined estrogen-progestogen hormone therapy, or HT, products may affect the acceptability and commercial success of our HT products.

ESTRACE Tablets, ESTRACE Cream, FEMRING and FEMTRACE are estrogen therapy products, and FEMHRT is a combined estrogen-progestogen therapy product. These HT products are used by women to alleviate symptoms associated with menopause. Studies during the last decade have analyzed the health effects of estrogen therapy and estrogen-progestogen therapy products and the American College of Obstetricians and Gynecologists has recommended that consumers use these products in the lowest possible dose for the shortest possible duration. We believe the publicity surrounding some of these studies resulted in a significant industry-wide decrease in the number of prescriptions being written for estrogen therapy and estrogen-progestogen therapy products, including FEMHRT. The ultimate effect of these studies, and any further changes in labeling for our products, may further affect the acceptability of our products by patients, the willingness of physicians to prescribe our products for their patients or the duration of their therapy. In any such event, our overall rate of growth may be lower.

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

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Our products are, in the substantial majority of cases, designed to affect important bodily functions and processes. Unforeseen side-effects caused by, or manufacturing defects inherent in, the products sold by us could result in exacerbation of a patient’s condition, further deterioration of the patient’s condition or even death. The occurrence of such an event could result in product liability claims and/or the recall of one or more of our products. Claims may be brought by individuals seeking relief for themselves or, in certain jurisdictions, by groups seeking to represent a class. For example, approximately 709 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered pursuant to acquisition agreements to, us in connection with the HT products FEMHRT, ESTRACE Tablets, ESTRACE Cream and medroxyprogesterone acetate. The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institutes of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified by the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI Study, WHI investigators again found that estrogen only therapy did not prevent heart disease and although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro™, products marketed by Wyeth (now Pfizer). See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Further, we may be liable for product liability, warranty or similar claims in relation to products that we acquired in the PGP Acquisition. Our agreement with P&G provides that P&G will indemnify us for 50% of the losses from any such claims pending as of October 30, 2009, subject to certain limits. One such set of claims may relate to litigation in connection with ACTONEL. Beginning in 2003, case reports in scientific literature reported a series of adverse events involving post-menopausal women who developed osteonecrosis of the jaw (“ONJ”) subsequent to alleged use of medications for osteoporosis. The majority of these reports involved multiple myeloma patients who used high doses of intravenous bisphosphonates as part of their cancer therapy. Beginning in 2006, several complaints were filed against PGP and Sanofi regarding ONJ. We are aware of 89 claimants, in 81 cases, in which we were named as a defendant. Generally, the plaintiffs allege that ACTONEL increases the risk of ONJ and that this risk was not included in the product’s warnings. Under the Collaboration Agreement, Sanofi has agreed to indemnify us, subject to certain limitations, for 50% of any losses from product liability claims related to ACTONEL, which would include losses regarding ONJ-related claims. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

We currently maintain product liability insurance coverage for claims between $25.0 million and $170.0 million, above which we are self-insured. Our insurance may not apply to damages or defense costs related to the above mentioned HT claims or the above mentioned ONJ claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. A successful claim or claims brought against us in connection with our HT product liability litigation, the ONJ litigation or other matters that is in excess of available insurance coverage could subject us to significant liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Such claims could also harm our reputation and the reputation of our products, thereby adversely affecting our ability to market our products successfully. In addition, irrespective of the outcome of product liability claims, defending a lawsuit with respect to such claims could be costly and significantly divert management’s attention from operating our business. Furthermore, we could be rendered insolvent if we do not have sufficient financial resources to satisfy any liability resulting from such a claim or to fund the legal defense of such a claim.

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

The network through which we sell our products has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. Three large wholesale distributors accounted for an aggregate of 66% of our net revenues during the year ended December 31, 2009. In addition, excess inventory levels held by large distributors may lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

If we fail to comply with government regulations we could be subject to fines, sanctions and penalties that could adversely affect our ability to operate our business.

We are subject to regulation by national, regional, state and local agencies, including, in the United States, the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission, the Office of the Inspector General of the U.S. Department of Health and Human Services, the U.S. Environmental Protection Agency and other regulatory bodies. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations in the United States, and equivalent laws and regulations in the European Union, govern to varying degrees, the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

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

All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. In addition, in recent years, several states in the United States, including California, Massachusetts, Maine, Minnesota, Nevada, New Hampshire, New Mexico, Texas, Vermont and West Virginia, as well as the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing and prohibit certain other sales and marketing practices. Similar legislation is being considered in other states and at the federal level in the United States. Many of these requirements are new and their breadth and application are uncertain.

Noncompliance with these and other government regulations and other legal requirements may result in civil fines, criminal fines and prosecution, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. Any threatened or actual government enforcement action can also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business. Any of these enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We currently sell a number of products, including ACTONEL, ASACOL, FEMHRT and MACROBID in Canada. In addition, ESTRACE Tablets are sold in Canada by third parties. Due to government price regulation in Canada and other countries, these products are generally sold in Canada and other countries for lower prices than in the United States. As a result, if these drugs are imported into the United States from Canada or elsewhere, we may experience reduced revenue or profit margins.

We have a significant amount of intangible assets, which may never generate the returns we expect.

Our identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions (including the PGP Acquisition), were $3,302.4 million at December 31, 2009, representing approximately 54.8% of our total assets of $6,031.2 million. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $1,060.6 million at December 31, 2009, representing approximately 17.6% of our total assets. The majority of our intangible assets are owned by one of our Puerto Rican subsidiaries.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Accounting Standards Codification (“ASC”) No. 350 “Intangibles—Goodwill and other”, goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any determination requiring the write-off of a significant portion of intangible assets may have an adverse effect on our financial condition and results of operations. For example, in connection with our annual review of intangible assets during the fourth quarter of 2008, we recorded a non-cash impairment charge of $163.3 million relating to our OVCON / FEMCON FE product family. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details.

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

As a manufacturer of different types of drug products, including products that the Centers for Medicare and Medicaid Services treats as innovators (usually branded products) and noninnovators (usually generic products), rebate calculations vary among products and programs. The calculations are complex and, in certain respects, subject to interpretation by us, governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current AMP and best price for each of our products. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, if necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount of $0.1 million per item of false information. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

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

Under the Veterans Health Care Act (“VHCA”), manufacturers are required to offer certain drug and biologics at a discount to a number of federal agencies including the Veterans’ Administration (“VA”), the Department of Defense, and the Public Health Service in order to participate in other federal funding programs including Medicare and Medicaid. Through contractual agreements with the VA implementing the requirements of the VHCA, we must offer certain products on the VA Federal Supply Schedule and through other contract vehicles at prices that are equal to or lower than the Federal Ceiling Price, which is a price determined through the use of a statutory formula that provides for a discount off the average price to wholesalers. In addition, recent legislative changes purport to require that similarly discounted prices be offered for certain Department of Defense purchases for its TRICARE program via a rebate system.

Rebate and pricing calculations vary among products and programs. The calculations are complex and, in certain respects, subject to interpretation by us, governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current AMP and best price for each of our products, while the Federal Ceiling Price is calculated annually by the VA based on quarterly and annual sales submissions. The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount of ten thousand dollars per item of false information. Similar risks and obligations apply to the VHCA program. Finally, governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

Adverse outcomes in our outstanding litigation matters, or in new litigation matters that arise in the future, could negatively affect our business, results of operations, financial condition and cash flows.

Our financial condition could be negatively affected by unfavorable results in our outstanding litigation matters, including those described in “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report, or in lawsuits that may be initiated in the future. Our outstanding litigation matters include intellectual property litigation and product liability litigation, any of which, if adversely decided, could negatively affect our business, results of operations, financial condition and cash flows.

Risks Related to the PGP Acquisition

We may not realize the anticipated opportunities from the PGP Acquisition.

The success of the PGP Acquisition will depend, in part, on our ability to realize the anticipated growth opportunities from integrating the business of PGP with our business, including utilization of its sales force to expand our reach outside the United States. Our success depends on the successful integration of our and PGP’s businesses and operations including information systems, manufacturing and R&D operations, and financial systems. We cannot assure you that we will be able to realize such opportunities or that our management will not be distracted.

The PGP business faces business, regulatory and other risks, some of which may be different from the risks we currently face.

We entered into the PGP Acquisition based on a number of assumptions and determinations regarding future revenues and cash flow from PGP’s products and risks relating to the PGP business that may prove to be incorrect. Although we believe the PGP business is complementary to our current business and is consistent with our strategy, operating our combined company will require managing operations and risks that are different, in some respects, from those we currently face, including the following:

•

PGP’s business is more geographically dispersed than our business. While prior to the PGP Acquisition we sold our products primarily in North America, 31% of PGP’s revenues for its year ended June 30, 2009, were outside North America, primarily in Western Europe.

•

Both ASACOL and ACTONEL, PGP’s principal products, are expected to contribute significantly more to our future revenue than any of our products prior to the PGP Acquisition, and our business could be significantly affected by any decrease in net sales from those products that is more than we have estimated or any liability relating to them.

•

We expect net sales of PGP’s products in the aggregate to decline over the next several years for a variety of reasons. Although we have strategies in place to mitigate this decline and in certain instances, increase revenues, those strategies may prove unsuccessful:

•

Net sales of ACTONEL declined 11% in PGP’s year ended June 30, 2009 compared to its prior year period, mainly due to decreased demand in the United States driven by aggressive managed care initiatives implemented to favor generic versions of once-a-week FOSAMAX and market share gains by once-a-month BONIVA. Our efforts to address market share pressures through, among other things, the marketing of our once-a-month ACTONEL 150 mg product and the development of a next generation once-a-week ACTONEL product, may not succeed in limiting the loss of market share in non-injectable osteoporosis treatment products.

•	ACTONEL will lose exclusivity in Canada in early 2010 and in many Western European markets beginning in late 2010.

•

PGP began to experience some erosion of its market share for ASACOL in the United States in 2007 due to the introduction of competition, and the increase in net sales of ASACOL in PGP’s fiscal year ended June 30, 2009 compared to its prior year period was primarily due to higher net selling prices in the United States, which more than offset decreased demand in the United States. Our ability to increase selling prices to offset decreases in demand will be limited by the effect of higher selling prices on our market share. Our efforts to address market share pressures through, among other things, the marketing of our ASACOL 800 mg product may prove ineffective.

•

If Roxane’s ANDA is approved by the FDA and Roxane decided to launch its generic version of our ASACOL 400 mg product, we could lose exclusivity in the United States as early as November 2010. See “Risks Related to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected” and “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

These and other operational factors and risks could prove more difficult to manage than we have estimated, which could cause the benefits of the PGP Acquisition to be less than we had anticipated and could materially adversely affect our revenues and results of operations.

We have a substantial amount of indebtedness following the PGP Acquisition, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of $3,039.5 million.

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

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase because debt under our New Senior Secured Credit Facilities bear interest at our option at adjusted LIBOR (subject to a floor rate) plus an applicable margin or ABR plus an applicable margin. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, the agreements governing our indebtedness contain financial and other restrictive covenants that limit our subsidiaries’ ability to engage in activities that may be in our long-term best interests and require us to maintain specified financial ratios. A failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Risks Relating to Our Ordinary Shares

Future sales of our shares could depress the market price of our ordinary shares.

Sales of a substantial number of our ordinary shares, in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our ordinary shares. We currently have a total of approximately 252.0 million of our ordinary shares outstanding.

In November 2009, certain of our shareholders sold 23.0 million ordinary shares in the Secondary Offering. The selling shareholders included the Sponsors, certain other institutional shareholders and members of the Company’s senior management. Upon completion of the Secondary Offering, approximately 40% of our outstanding ordinary shares were freely tradable, without restriction, in the public market. All of our remaining outstanding ordinary shares were issued and sold by us in private transactions and are eligible for public sale if registered under the Securities Act or sold in accordance with Rule 144 thereunder, subject to volume and manner of sale limits in certain cases and contractual restrictions in some cases. The Sponsors have the right, subject to certain conditions, to cause us to register the ordinary shares which they currently own, and substantially all of the remaining outstanding ordinary shares that are not freely tradable were issued in prior transactions and have “piggyback” registration rights in respect of any such Sponsor-requested registration. In addition, approximately 50.5 million shares in aggregate held by one of our Sponsors and certain of our institutional shareholders may be sold under Rule 144 without compliance with any volume or manner of sale limitations. In addition, our articles of association permit the issuance of up to approximately 248.0 million additional ordinary shares. Thus, we have the ability to issue substantial amounts of ordinary shares in the future, which would dilute the percentage ownership held by current shareholders.

In connection with the redomestication, in August 2009 we adopted the Warner Chilcott Equity Incentive Plan (the “Plan”), assumed Warner Chilcott Limited’s existing obligations in connection with awards granted under the Plan and amended the Plan and awards as necessary to provide for the issuance of our ordinary shares, rather than the Class A common shares of Warner Chilcott Limited, upon the exercise of awards consisting of options under the Plan. We also filed a registration statement on Form S-8 under the Securities Act to register up to approximately 17.3 million shares of our ordinary shares under the Plan. As awards under the Plan are granted, vest and are exercised, subject to certain limitations under the management shareholders agreement, the shares issued on exercise generally will be available for sale in the open market by holders who are not our affiliates and, subject to the volume and other applicable limitations of Rule 144, by holders who are our affiliates. As of December 31, 2009, options to purchase approximately 6.3 million of our ordinary shares were outstanding (of which options to acquire approximately 2.6 million ordinary shares were vested). In addition, as of December 31, 2009, approximately 6.9 million restricted shares were granted under the Equity Incentive Plan (of which approximately 6.1 million restricted shares were vested).

The market price of our ordinary shares may be volatile, which could cause the value of your investment to decline significantly.

Securities markets worldwide experience significant price and volume fluctuations in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of our ordinary shares to decline significantly and without regard to our operating performance. In addition, the market price of our ordinary shares could decline significantly if our future operating results fail to meet or exceed the expectations of public market analysts and investors.

Some specific factors that may have a significant effect on our ordinary shares’ market price include:

•	actual or expected fluctuations in our operating results;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	conditions in our industry generally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our inability to raise additional capital;

•	changes in market prices for our products; and

•	changes in stock market analyst recommendations regarding our ordinary shares, other comparable companies or our industry generally.

Provisions of our articles of association could delay or prevent a takeover of us by a third party.

Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

•	permit our board of directors to issue one or more series of preferred shares with rights and preferences designated by our board;

•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•	stagger the terms of our board of directors into three classes; and

•

require the approval of a supermajority of the voting power of the shares of our share capital entitled to vote generally in the election of directors for shareholders to amend or repeal our articles of association.

These provisions may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board.

Because our Sponsors own a substantial portion of our outstanding ordinary shares, if they act collectively, the influence of our public shareholders over significant corporate actions may be limited, and conflicts of interest between our Sponsors and us or you could arise in the future.

Our Sponsors collectively beneficially own approximately half of our outstanding ordinary shares. As a result, if our Sponsors act collectively, they could exercise control over the composition of our board of directors and could control the vote of our ordinary shares. If this were to occur, our Sponsors could have effective control over our decisions to enter into any corporate transaction and could have the ability to prevent any transaction that requires the approval of our stockholders regardless of whether or not other equity holders believe that any such transactions are in their own best interests. For example, if our Sponsors act collectively, they effectively could cause us to make acquisitions that increase our indebtedness or sell revenue-generating assets. Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of our equity, if they exercise their shareholder rights collectively, they would be able to significantly influence or effectively control our decisions.

We are incorporated in Ireland, and Irish law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, we are governed by the Irish Companies Acts (the “Companies Act”). The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

We are an Irish company and it may be difficult for you to enforce judgments against us.

We are incorporated in Ireland and a substantial portion of our assets are located in jurisdictions outside the United States. It may therefore be difficult for investors to effect service of process against us or to enforce against us judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

There is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

•	The judgment must be for a definite sum;

•	The judgment must be final and conclusive; and

•	The judgment must be provided by a court of competent jurisdiction.

An Irish court will also exercise its right to refuse judgment if the foreign judgment was obtained by fraud, if the judgment violated Irish public policy, if the judgment is in breach of natural justice or if it is irreconcilable with an earlier judgment.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our pharmaceutical manufacturing facility in Fajardo, Puerto Rico houses approximately 194,000 sq. ft. of manufacturing space. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse that we lease from a third party. The Fajardo facility currently manufactures many of our women’s healthcare products, including our LOESTRIN 24 FE and FEMCON FE, and packages delayed-release DORYX tablets and FEMHRT.

In the PGP Acquisition, we acquired manufacturing facilities in Weiterstadt, Germany and in Manati, Puerto Rico. The facility in Weiterstadt, Germany houses approximately 50,000 sq. ft. of manufacturing space and 54,000 sq. ft. of warehouse space. The Weiterstadt facility currently manufactures ASACOL tablets and packages ACTONEL. The manufacturing facility in Manati, Puerto Rico houses approximately 85,000 sq. ft. of manufacturing space and 27,000 sq. ft. of warehouse space. The Manati facility currently manufactures ACTONEL tablets.

We also own a 154,000 sq. ft. facility in Larne, Northern Ireland, 54,000 sq. ft. of which is leased to a third party. The remainder is dedicated to the manufacture of our vaginal rings, research and product development as well as development of analytical methods.

As of December 31, 2009, we leased approximately 74,000 sq. ft. of office space in Rockaway, New Jersey, where our U.S. operations are headquartered.

Item 3. Legal Proceedings.

See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2009.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Warner Chilcott plc’s ordinary shares began trading on The NASDAQ Global Market under the symbol “WCRX” on August 21, 2009. From September 21, 2006 until the effective time of the Redomestication following the close of business on August 20, 2009, the Class A common stock of Warner Chilcott Limited was listed on The NASDAQ Global Market under the symbol “WCRX”. In connection with the Redomestication, Warner Chilcott Limited became a wholly owned subsidiary of Warner Chilcott plc.

The following table presents the high and low prices for our ordinary shares (and for periods prior to August 21, 2009, Warner Chilcott Limited’s Class A common stock) on The NASDAQ Global Market during the periods indicated:

	High	Low
2009:
First Quarter (ended March 31, 2009)	$14.85	$9.24
Second Quarter (ended June 30, 2009)	$13.64	$9.64
Third Quarter (ended September 30, 2009)	$22.94	$12.60
Fourth Quarter (ended December 31, 2009)	$28.56	$20.66
2008:
First Quarter (ended March 31, 2008)	$18.07	$15.30
Second Quarter (ended June 30, 2008)	$18.46	$16.26
Third Quarter (ended September 30, 2008)	$18.37	$14.45
Fourth Quarter (ended December 31, 2008)	$15.72	$10.81

As of February 12, 2010, there were 4 registered holders of record for our ordinary shares and 252,030,578 shares outstanding. Because many of our ordinary shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our ordinary shares on The NASDAQ Global Market on February 12, 2010, was $25.89.

During the years ended December 31, 2009 and 2008, respectively, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board.

In September 2006, Warner Chilcott Limited sold 70,600,000 of its Class A common shares in connection with the IPO.

Performance Graph

The following graph shows the value as of December 31, 2009 of a $100 investment in our ordinary shares as if made on September 21, 2006, as compared with similar investments based on the value of (i) the NASDAQ Composite Index and (ii) the NASDAQ Pharmaceuticals Index in each case on a “total return” basis assuming reinvestment of dividends. The index values were calculated assuming an initial investment of $100 in such indexes on September 21, 2006. The stock performance shown below is not necessarily indicative of future performance.

Comparative values:

	Warner Chilcott Stock	NASDAQ Composite Index	NASDAQ Pharmaceuticals Index
On September 21, 2006	$100.00	$100.00	$100.00
On September 30, 2006	$88.96	$103.52	$102.57
On December 31, 2006	$92.44	$111.71	$106.09
On March 31, 2007	$99.06	$112.09	$100.47
On June 30, 2007	$121.00	$120.88	$102.76
On September 30, 2007	$118.86	$123.55	$108.80
On December 31, 2007	$118.60	$121.40	$100.43
On March 31, 2008	$120.40	$103.84	$96.74
On June 30, 2008	$113.38	$104.88	$99.87
On September 30, 2008	$101.14	$93.77	$102.54
On December 31, 2008	$96.99	$71.92	$92.80
On March 31, 2009	$70.37	$69.63	$85.43
On June 30, 2009	$87.96	$83.58	$92.20
On September 30, 2009	$144.62	$96.80	$100.70
On December 31, 2009	$190.43	$103.72	$99.08

Unregistered Sales of Securities

None.

Repurchases of Equity Securities During the Quarter Ended December 31, 2009

None.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data. The financial statements relating to the year ended December 31, 2005 reflect the leveraged buyout as if the closing took place on January 1, 2005 and the operating results for the period January 1 through January 4, 2005 were ours. The four day period included only two business days and the impact on the results of operations for the year ended December 31, 2005 was not material.

The selected consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2006 and 2005 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended December 31,
(dollars and share amounts in thousands, except per share amounts)	2005	2006	2007	2008	2009(1)
Statement of Operations Data:
Total revenue(2)	$515,253	$754,457	$899,561	$938,125	$1,435,816
Costs and expenses:
Cost of sales (excluding amortization and impairments)(3)	95,224	151,750	185,990	198,785	320,278
Selling, general and administrative (including transaction related costs)(3)(4)	198,645	253,937	265,822	192,650	436,384
Research and development	58,636	26,818	54,510	49,956	76,737
Amortization of intangible assets(3)	233,473	253,425	228,330	223,913	312,172
Impairment of intangible assets(5)	38,876	—	—	163,316	—
(Gain) on sale of assets(6)	—	—	—	—	(393,095)
Acquired in-process research and development(3)	280,700	—	—	—	—
Net interest expense(3)(4)	147,934	206,994	117,618	93,116	124,617
Accretion on preferred stock of subsidiary(4)(7)	31,533	26,190	—	—	—

(Loss) / income before taxes	(569,768)	(164,657)	47,291	16,389	558,723
(Benefit) / provision for income taxes	(13,122)	(11,147)	18,416	24,746	44,605

Net (loss) / income	$(556,646)	$(153,510)	$28,875	$(8,357)	$514,118

Per Share Data(8)(9):
Earnings (loss) per share—basic
Ordinary shares	$(7.19)	$(1.63)	$0.12	$(0.03)	$2.05
Class L	$7.35	$6.33	—	—	—
Earnings (loss) per share—diluted
Ordinary shares	$(7.19)	$(1.63)	$0.12	$(0.03)	$2.05
Class L	$7.34	$6.33	—	—	—
Weighted average shares outstanding—basic
Ordinary shares	88,311	133,897	248,916	249,807	250,565
Class L	10,642	10,280	—	—	—
Weighted average shares outstanding—diluted
Ordinary shares	88,311	133,897	250,454	249,807	251,219
Class L	10,668	10,282	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$11,502	$84,464	$30,776	$35,906	$539,006
Total assets(3)(5)(6)(10)	3,041,877	3,162,545	2,884,974	2,582,891	6,031,241
Total debt(3)(4)(6)(10)	1,989,500	1,550,750	1,200,239	962,557	3,039,460
Preferred stock in subsidiary(4)(7)	435,925	—	—	—	—
Shareholders’ equity(4)(7)	332,510	1,328,232	1,354,420	1,349,920	1,889,093

(1)	On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between us and P&G, we acquired PGP from P&G for $2,919.3 million in cash and the assumption of certain liabilities in the PGP Acquisition. The purchase price remains subject to certain post-closing adjustments. Under the terms of the Purchase Agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60.0 million. We recorded adjustments to the fair value of our assets and liabilities as of the date of the PGP Acquisition including a significant increase to intangible assets, including in-process research & development (“IPR&D”). During 2009, the following items were included in our operating results:

•	total revenues and the related cost of sales for PGP products beginning October 30, 2009;

•

a charge of $73.5 million in cost of sales attributable to a purchase accounting adjustment increasing the opening value of the inventories acquired in the PGP Acquisition that was recorded as that inventory was sold during the year ended December 31, 2009;

•	SG&A and R&D expenses from the PGP business, including transaction costs and transition services expenses paid to P&G;

•	amortization expense for intangible assets acquired; and

•	increased interest expense from the $2,600.0 million in aggregate term loan indebtedness we incurred under our New Senior Secured Credit Facilities to complete the PGP Acquisition.

(2)	The increase in product revenues is, in part, attributable to product acquisitions and internally developed products.
(3)	The closing of the leveraged buyout in 2005 affected our financial condition, results of operations and cash flows. During the year ended December 31, 2005, we completed the leveraged buyout for total consideration of $3,152.1 million, which was funded by approximately $1,282.8 million of equity contributions, $1,420.0 million of senior secured debt under our Prior Senior Secured Credit Facilities (including $20.0 million under our revolving credit facility at the time of the leveraged buyout), $600.0 million aggregate principal amount of the Notes and cash on hand. We recorded adjustments to the fair value of our assets and liabilities as of the date of the leveraged buyout including a significant increase to intangible assets and goodwill. During 2005, the following items were included in our operating results:

•	a charge of $22.4 million in cost of sales representing the write-off of the purchase price allocated to the fair value of our opening inventory;

•	$7.8 million of incremental SG&A expenses directly related to the closing of the leveraged buyout;

•	$4.9 million in SG&A expenses for the management fee to our Sponsors;

•	a $280.7 million write-off of acquired IPR&D;

•	$36.0 million of transaction costs; and

•	increased interest expense from the indebtedness we incurred to complete the leveraged buyout.

(4)	Our initial public offering in September 2006 (“IPO”) affected our results of operations, financial condition and cash flows as follows:

•	for the year ended December 31, 2006, SG&A expenses included $42.1 million of costs directly related to the IPO;

•	interest expense decreased due to the reduction of our outstanding debt using a portion of the proceeds from the IPO;

•	all of the Preferred Shares (as defined below) were either converted to Class A common shares of Warner Chilcott Limited or redeemed for cash at the time of the IPO;

•	all Class L common shares (as defined below) were converted into Class A common shares of Warner Chilcott Limited at the time of the IPO; and

•	shareholders’ equity increased $1,070.0 million.

(5)	During the year ended December 31, 2008 we recorded a noncash impairment charge related to the OVCON/FEMCON product family intangible asset as our forecast of future cash flows declined compared to prior forecasts.
(6)	On September 23, 2009, we agreed to terminate our exclusive product licensing rights from LEO in the United States to TACLONEX, TACLONEX SCALP, DOVONEX and all other dermatology products in LEO’s development pipeline, and sold the related assets to LEO, for $1,000.0 million in cash. The LEO Transaction resulted in a gain of $380.1 million, net of tax. The impact of this transaction on our financial position included the following:

•	Goodwill was reduced by $251.6 million;

•	Intangible assets were reduced by $220.1 million.

A portion of the cash proceeds were used to terminate our Prior Senior Secured Credit Facilities. As a result of the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which the Company agreed to, among other things, continue to distribute DOVONEX and TACLONEX for LEO, for a distribution fee, through September 23, 2010.
(7)	Our indirect wholly-owned subsidiary, Warner Chilcott Holdings Company II, Limited, issued 404,439 Preferred Shares in connection with the leveraged buyout. The Preferred Shares were entitled to cumulative preferential dividends at an accretion rate of 8% per annum, compounded quarterly.

(8)	As part of the redomestication on August 20, 2009, each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares, par value $0.01 per share, of Warner Chilcott plc on a one-for-one basis. References throughout to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the effective time of the scheme of arrangement and to Warner Chilcott plc’s ordinary shares, par value $0.01 per share, since the effective time of the scheme of arrangement.
(9)	We were in a net loss position for the years ended December 31, 2008, 2006 and 2005. The effect from the exercise of outstanding stock options and the vesting of restricted shares during the periods would have been anti-dilutive. Accordingly, the effect of the shares issuable upon exercise of such stock options and the restricted shares have not been included in the calculation of diluted earnings per share for the years ended December 31, 2008, 2006 and 2005. The December 31, 2006 earnings per share of the Class L common shares is calculated through September 30, 2006, as there were no Class L common shares outstanding during the fourth quarter of 2006. There were no outstanding Class L common shares outstanding during the years ended December 31, 2009, 2008 and 2007.
(10)	During the year ended December 31, 2006 we completed the acquisition of the U.S. sales and marketing rights to DOVONEX for $205.2 million and paid the final milestone payment for TACLONEX ointment of $40.0 million. We borrowed $240.0 million in connection with these transactions and recorded $238.5 million in intangible assets.

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

Unless otherwise noted or the context otherwise requires, references in this Form 10-K to “Warner Chilcott,” “the Company,” “our company,” “we,” “us” or “our” refer to Warner Chilcott plc and its direct and indirect subsidiaries.

Overview

We are a leading global specialty pharmaceutical company currently focused on the gastroenterology, women’s healthcare, dermatology and urology segments of the North American and Western European pharmaceuticals markets. We are a fully integrated company with internal resources dedicated to the development, manufacture and promotion of our products. Our franchises are comprised of complementary portfolios of established branded and development-stage products that we actively manage throughout their life cycle. Our success is not tied to any single product, as multiple products make up our existing sales base and several of these provide opportunities for future growth.

The PGP Acquisition and Related Financing

2009 was a transformative year for our Company. On October 30, 2009, we acquired the global branded pharmaceuticals business (“PGP”) of The Procter & Gamble Company (“P&G”) for $2,919.3 million in cash and the assumption of certain liabilities (the “PGP Acquisition”). The purchase price remains subject to certain post-closing purchase price adjustments. Under the terms of the purchase agreement, we acquired PGP’s portfolio of branded pharmaceutical products (including its two primary products ASACOL and ACTONEL), prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60.0 million. ASACOL is the leading treatment for ulcerative colitis in the U.S. market for orally administered 5-aminosalicylic acid (“5-ASA”) products, with approximately 41% of the market share based on filled prescriptions and approximately 47% of the market share based on revenues, each according to IMS. ACTONEL is the leading branded product in the U.S. non-injectable osteoporosis market for the prevention and treatment of osteoporosis in women, according to IMS. ACTONEL is marketed under our global collaboration agreement (the “Collaboration Agreement”) with Sanofi-Aventis US LLC (“Sanofi”).

The PGP Acquisition has transformed us into a global pharmaceuticals company with significant scale and geographic reach. Prior to the PGP Acquisition, our women’s healthcare franchise was anchored by our strong presence in the U.S. oral contraceptive market (where we market LOESTRIN 24 FE and FEMCOM FE), U.S. hormone therapy (“HT”) market (where our commercialized products include ESTRACE Cream, FEMHRT and other products) and the U.S. dermatology market (where we promote and sell DORYX, an oral anti-infective for acne). The PGP Acquisition added a highly attractive specialty segment in gastroenterology (ASACOL), expanded our presence in women’s healthcare (ACTONEL) and established us in the urology market (ENABLEX) as our development work continues on two new erectile dysfunction (“ED”) products. The combined company has an expanded sales force and infrastructure to better promote products in North America, most of the major Western European markets and Australia, increased diversity of revenue sources, enhanced product development capabilities and a deeper pipeline. Moreover, the PGP Acquisition provides an opportunity for us to apply our demonstrated expertise in the management of pharmaceutical product life cycles to PGP’s market-leading products.

In order to finance the majority of the consideration for the PGP Acquisition, certain of our subsidiaries entered into new senior secured credit facilities (the “New Senior Secured Credit Facilities”), comprised of $2,950.0 million in aggregate term loan facilities and a $250.0 million revolving credit facility. The term loan facilities are comprised of a term A facility in the amount of $1,000.0 million, a term B facility in the amount of

$1,600.0 million and a $350.0 million tranche of additional term loans, the proceeds of which were used, together with cash on hand, to repurchase and redeem our previously outstanding 8.75% senior subordinated notes due 2015 (the “Notes”). On the closing date, our subsidiaries borrowed a total of $2,600.0 million under the term loan facilities and made no borrowings under delayed-draw term loan facility or the revolving credit facility. We refer to the PGP Acquisition and the entry into the New Senior Secured Credit Facilities as the “Transactions”.

LEO Transaction

On September 23, 2009, we agreed to terminate our exclusive product licensing rights from LEO Pharma A/S (“LEO”) in the United States to TACLONEX, TACLONEX SCALP, DOVONEX and all other dermatology products in LEO’s development pipeline, and sold the related assets to LEO, for $1,000.0 million in cash (the “LEO Transaction”). We used approximately $481.8 million of the proceeds from the LEO Transaction to repay the entire remaining principal balance of the loans outstanding under our prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”), as well as accrued and unpaid interest and fees. In connection with the LEO Transaction, we entered into a distribution agreement with LEO under which we agreed to continue to distribute DOVONEX and TACLONEX for LEO, in exchange for a distribution fee, through September 23, 2010. The LEO Transaction resulted in a gain in the quarter ended September 30, 2009 of $393.1 million (or $380.1 million, net of tax). In addition, we recorded a deferred gain relating to the sale of certain inventories in connection with the LEO Transaction. In the fourth quarter of 2009, we recognized $34.2 million of the deferred gain as a reduction of cost of sales ($33.5 million net of tax). However, the remaining $34.7 million of the deferred gain is expected to be recognized as part of pre-tax income during the distribution agreement period in 2010. The aggregate gain from the LEO Transaction is expected to be $462.0 million (or $447.6 million, net of tax).

Redomestication

On August 20, 2009, we completed the redomestication of our principal holding company from Bermuda to Ireland, following the approval of a scheme of arrangement by our shareholders and the Supreme Court of Bermuda. As a result of the transaction, Warner Chilcott plc, a public limited company organized in, and a tax resident of, Ireland, became the principal holding company of the Warner Chilcott group and each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares of Warner Chilcott plc, par value $0.01 per share, on a one-for-one basis. The redomestication did not have an impact on our financial position, results of operations or cash flows in any periods presented.

Factors Affecting Our Results of Operations

Revenue

We generate two types of revenue: revenue from product sales (including contract manufacturing) and other revenue which currently includes royalty revenue and revenue earned under co-promotion and distribution agreements. As a result of the PGP Acquisition, we generated additional revenues in 2009 mainly from the sale of ACTONEL and ASACOL during the period from October 30, 2009 through December 31, 2009.

Net Sales

We promote a portfolio of branded prescription pharmaceutical products currently focused on the gastroenterology, women’s healthcare, dermatology and urology segments of the North American and Western European pharmaceuticals markets. To generate demand for our products, our sales representatives make face-to-face promotional and educational presentations to physicians who are potential prescribers of our products. By informing these physicians of the attributes of our products, we generate demand for our products with physicians, who then write prescriptions for their patients, who in turn go to the pharmacy where the prescription is filled. Pharmacies buy our products either through wholesale pharmaceutical distributors or directly from us (for example, retail drug store chains). We recognize revenue when title and risk of loss pass to our customers, net of sales-related deductions.

When our unit sales to customers in any period exceeds consumer demand (as measured by filled prescriptions or its equivalent in units), our sales in excess of demand must be absorbed before our customers begin to order again. We refer to the estimated amount of inventory held by our customers and pharmacies that purchase our product from our direct customers, generally measured in the number of days of demand on hand, as “pipeline inventory”. Pipeline inventories expand and contract in the normal course of business. When comparing reported product sales between periods, it is important to consider whether estimated pipeline inventories increased or decreased during each period.

Historically, we generated our revenue primarily from the sale of branded pharmaceutical products in the United States, including our oral contraceptives (LOESTRIN 24 FE, FEMCON FE, and others), our HT products (ESTRACE Cream, FEMHRT, and others), our oral antibiotic for the adjunctive treatment of severe acne (DORYX), our treatment (SARAFEM) for pre-menstrual dysphoric disorder (“PMDD”) and, prior to the LEO Transaction, our psoriasis products (TACLONEX and DOVONEX). Our revenue from sales of these products consists primarily of sales invoiced less returns and other sales-related deductions. In addition to the products listed above, we earn a small portion of revenues from the sale of generic products, including TILIA™ FE (a generic version of ESTROSTEP FE) and ZENCHENT (a generic version of OVCON 35) under profit-sharing supply and distribution agreements with Watson. Prior to the LEO Transaction, we also recognized revenue on a generic version of DOVONEX Solution under a profit-sharing supply and distribution agreement with Hi-Tech. The revenue we earn under these agreements is included with our related branded product revenue for financial reporting purposes.

Included in net sales are amounts earned under contract manufacturing agreements. These activities are generally by-products of our May 2004 acquisition of the Fajardo, Puerto Rico manufacturing facility from a subsidiary of Pfizer Inc. (“Pfizer”) and the March 2004 sale of rights to two LOESTRIN products to a unit of Teva Pharmaceutical Industries Ltd. (“Teva”) (then Barr Pharmaceuticals, Inc. (“Barr”)). In connection with these transactions, we agreed to manufacture certain products for Pfizer and Teva for specified periods. Contract manufacturing is not an area of strategic focus for us as these contracts produce profit margins significantly below the margins realized on sales of our branded products. We have phased out the manufacturing of all but one of the Pfizer products.

Changes in revenue from sales of our products from period to period are affected by factors that include the following:

•	changes in the level of competition faced by our products, including the launch of new products by competitors and the introduction of generic equivalent products;

•	changes in the level of promotional or marketing support for our products and the size of our sales force;

•	expansion or contraction of the levels of pipeline inventories of our products held by our customers;

•	changes in the regulatory environment;

•	our ability to successfully develop or acquire and launch new proprietary products;

•	changes in the level of demand for our products, including changes based on general economic conditions in the U.S. and other major Western European economies;

•	long-term growth of our core therapeutic markets, currently gastroenterology, women’s healthcare, dermatology and urology;

•

price changes, which are common in the branded pharmaceutical industry and for the purposes of our period-over-period comparisons, reflect the average gross selling price billed to our customers before any sales-related deductions; and

•	changes in the levels of sales related deductions.

Following the PGP Acquisition, changes in our revenue will also be affected by these factors as they relate to PGP, its principal products and its additional therapeutic markets of gastroenterology and urology. Changes in revenues may differ between PGP’s North American and Western European markets, including as a result of the following factors:

•	the loss of exclusivity for ACTONEL in Canada in early 2010 and in many Western European markets beginning in late 2010;

•

market share pressures on ACTONEL in the United States, mainly due to aggressive managed care initiatives implemented to favor generic versions of once-a-week FOSAMAX and market share gains by once-a-month Boniva, and our success in mitigating the loss of market share through the promotion of once-a-month ACTONEL 150 mg and the development of next generation ACTONEL products;

•	the lack of patent protection for ASACOL in the United Kingdom and the effect of market share pressures from generic competitors in the Western European market; and

•

the erosion of market share for ASACOL in the United States since 2007 due to competition, and our success in mitigating market share pressures through, among other things, the promotion of ASACOL HD (800 mg).

We and Sanofi are parties to the Collaboration Agreement pursuant to which we co-develop and co-market ACTONEL on a global basis, excluding Japan. Pursuant to the agreement, a joint oversight committee comprised of equal representation from us and Sanofi is responsible for overseeing the development and promotion of ACTONEL. Our rights and obligations are specified by geographic market. In certain geographic markets, we share selling and A&P costs as well as product profits based on contractual percentages. In geographic markets where we are deemed to be the principal in transactions with customers, revenues and related product costs are recognized on a gross basis. Our share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. For a discussion of the Collaboration Agreement, see “Part I., Item 1. Business-PGP Alliance with Sanofi.” In addition, we and Novartis Pharmaceuticals Corporation (“Novartis”) are parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. We share expenses with Novartis pursuant to the agreement which expires in August 2016, and these costs are included within SG&A.

Other Revenue

We recognize revenue as a result of our licensing of our patents and intellectual property rights, based on third-party sales, as earned in accordance with contract terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of “other revenue”. In addition, following the PGP Acquisition, we recognize revenue earned based on a percentage of our co-promotion partners’ net sales on a net basis in “other revenue” when the co-promotion partners ship the products and title passes to their customers.

Cost of Sales (excluding amortization and impairment of intangible assets)

We currently manufacture products in our facilities in Fajardo, Puerto Rico, Manati, Puerto Rico, Weiterstadt, Germany and Larne, Northern Ireland. We also have supply contracts with our third-party development partners, such as Contract Pharmaceuticals Limited Niagara (“CPL”) (ESTRACE Cream), Mayne Pharma International Pty. Ltd. (“Mayne”) (DORYX) and Norwich Pharmaceuticals Inc. (“NPI”) (ACTONEL). Our supply agreements with these third-party manufacturers and development partners may include minimum purchase requirements and may provide that the price we pay for the products we sell can be increased based on factors outside of our control such as inflation, increases in costs or other factors.

For products that we manufacture and package in our Fajardo, Puerto Rico and Larne, Northern Ireland facilities, (as of December 31, 2009, LOESTRIN 24 FE, FEMCON FE, ESTROSTEP FE, OVCON 50 and FEMRING), our direct material costs include the costs of purchasing raw materials and packaging materials. For products that we only package (as of December 31, 2009, DORYX, FEMHRT, OVCON 35), our direct material costs include the costs of purchasing packaging materials. Direct labor costs for these products consist of payroll costs (including benefits) of employees engaged in production, packaging and quality control in our manufacturing plants in Fajardo, Puerto Rico and Larne, Northern Ireland. The largely fixed indirect costs of our manufacturing plants consist of production, overhead and certain laboratory costs. We do not include amortization or impairments of intangible assets as components of cost of sales.

A significant factor that influences the cost of sales, as a percentage of product net sales, is the terms of our supply agreements with our third-party manufacturers. On September 2005 and January 2006, we became the exclusive licensee of the U.S. sales and marketing rights to TACLONEX and DOVONEX, respectively, under agreements with LEO. We were obligated to pay LEO specified supply fees and royalties based on a percentage of our net sales. We terminated these arrangements with LEO as part of the LEO Transaction in September 2009. In addition, with respect to DOVONEX, we were obligated to pay Bristol-Myers Squibb Company (“Bristol-Myers”) a royalty of 5% of net sales through December 31, 2007.

As part of the PGP Acquisition, we acquired pharmaceutical manufacturing facilities in Manati, Puerto Rico and Weiterstadt, Germany. As a result of the PGP Acquisition, we acquired two primary products: ACTONEL and ASACOL. The Manati facility currently manufactures the majority of our ACTONEL products. The Weiterstadt facility manufactures ASACOL products for sale in the United States and Canada and packages ACTONEL products for sale in markets outside the United States. We pay a royalty fee based on our net sales of ASACOL in the U.S. and Canada which is included as a component of our cost of sales. The application of purchase accounting increased the opening value of the inventories acquired in the PGP Acquisition resulting in a non-recurring charge which will be recorded in our cost of sales as that inventory is sold to our customers. The write-up of the opening value of the PGP inventory reduces our gross margin on product sales. This expense was reflected in our income statement during the year ended December 31, 2009, and a further expense is expected to be incurred in the first quarter of 2010. Once the inventory write-up is expensed through cost of sales, we expect that our gross margin on total revenue will be positively affected by the PGP Acquisition.

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

Changes in selling and distribution and A&P expenses, as a percentage of our revenue, may be affected by a number of factors, including:

•	changes in sales volumes, as higher sales volumes enable us to spread the fixed portions of our selling and A&P expenses over higher sales;

•	changes in the mix of products we promote, as some products (such as those in launch phase, for example) may require more intensive promotion than others; and

•	changes in the size and configuration of our sales forces, such as when we establish a sales force to market a new product or expand or reduce our sales forces.

Following the PGP Acquisition, our share of selling, A&P, and contractual expenses related to our co-promotion partnerships are also recognized in SG&A expenses.

G&A expenses consist of management salaries, benefits, incentive compensation, rent, legal and professional fees and miscellaneous administration and overhead costs (including transaction-related expenses and transition service fees paid to P&G).

R&D

Our R&D expenses are comprised mainly of development costs. These development costs are typically associated with:

•	developing improvements to our existing products, including new dosage forms;

•	developing new products, often based on compounds which have been previously shown to be safe and effective; and

•	supporting and conducting clinical trials and subsequent registration of products we develop internally or license from third parties.

In addition, as our product development strategy has continued to expand we have added a few projects that focus on earlier stage exploratory research. R&D costs also include payments to third-party licensors when products that we have licensed reach contractually-defined milestones. Milestone payments are recognized as expenses, unless they meet the criteria of an intangible asset, in which case they are capitalized and amortized over their useful lives.

The aggregate level of our R&D expense in any period is related to the number of products in development and the stage of their development process. Development costs for any particular product may increase progressively during the development process, with Phase III clinical trials generally accounting for a significant portion of the total development costs of a product.

Depreciation and Amortization

Depreciation costs relate to the depreciation of property, plant and equipment and are included in our statement of operations, primarily in cost of sales and G&A expenses. Depreciation is calculated on a straight-line basis over the expected useful life of each class of asset. No depreciation is charged on land.

Amortization costs relate to the amortization of identified definite-lived intangible assets, which for us consists primarily of intellectual property rights. Amortization is calculated on either an accelerated or a straight-line basis over the expected useful life of the asset, with identifiable assets assessed individually or by product family. Patents and other intellectual property rights are amortized over periods not exceeding 15 years. We periodically review the amortization schedules for intangible assets to ensure that the methods employed and the amortization rates being used are consistent with our then current forecasts of future product cash flows. Where appropriate, we make adjustments to the remaining amortization to better match the expected benefit of the asset.

Interest Income and Interest Expense (“Net interest expense”)

Interest income consists primarily of interest income earned on our cash balances. Interest (expense) consists primarily of interest on outstanding indebtedness, amortization of deferred financing costs and the write-off of deferred financing costs associated with the early prepayment of debt. Upon the closing of the PGP Acquisition, we incurred substantial incremental indebtedness under our New Senior Secured Credit Facilities. As a result, our interest expense, including interest on outstanding indebtedness and the amortization of deferred financing costs increased. In addition, as a result of cash flow generated from operations and cash proceeds from the LEO Transaction, our interest expense in 2009 includes significant write-offs of deferred financing costs related to the early prepayment of certain indebtedness.

Provision / (Benefit) for Income Taxes

Provision / (benefit) for income taxes consist of a current corporate tax expense, deferred tax expense and any other accrued tax expense. In addition, interest and penalties accrued on our reserves recorded under ASC Topic 740, “Income Taxes,” (“ASC 740”), are included as a component of our provision / (benefit) for income taxes. We are an Irish holding company with operating subsidiaries in the Republic of Ireland, United States, United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. We have a tax agreement with the Puerto Rican tax authorities whereby our earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2% income tax for a period of 15 years expiring in 2024 pursuant to a grant from the Puerto Rico tax authorities.

Following the PGP Acquisition, we operate in a number of tax jurisdictions including the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The PGP Acquisition resulted in one of our Puerto Rican subsidiaries acquiring most of the PGP intangible assets. As a result, a substantial portion of the pre-tax income associated with the acquisition of PGP is expected to be earned in Puerto Rico where our earnings are taxed at a 2% tax rate (pursuant to a ruling received in 2009 from the Puerto Rican tax authorities). See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of Income Taxes.

2009 Significant Events

The following are certain significant events that occurred during the year ended December 31, 2009:

•	In January 2009, we entered into settlement and license agreements with Watson Pharmaceuticals, Inc. to resolve certain pending patent litigation relating to FEMCON FE and LOESTRIN 24 FE;

•

In February 2009, we acquired the U.S. rights to NexMed, Inc.’s (“NexMed”) topically applied alprostadil cream for the treatment of erectile dysfunction (“ED”) and the previous license agreement between the Company and NexMed relating to the product was terminated. We paid an upfront fee of $2.5 million (which was included in R&D expense) and agreed to make an additional payment of $2.5 million upon the U.S. Food and Drug Administration’s (“FDA”) approval, if any, of the New Drug Application (“NDA”);

•

In March 2009, we paid $9.0 million to Dong-A PharmTech Co. Ltd. (“Dong-A”), which was included in R&D, upon the achievement of a developmental milestone under our existing agreement for the development of an orally-administered udenafil product for the treatment of ED;

•	In March 2009, we submitted an NDA for a low-dose oral contraceptive to the FDA;

•	In March 2009, we made optional repayments aggregating $100.0 million of our term loan indebtedness under our Prior Senior Secured Credit Facilities;

•

In May 2009, the Board of Directors of Warner Chilcott Limited announced that it had unanimously approved the redomestication of the company from Bermuda to Ireland, subject to the approval of a scheme of arrangement by the company’s stockholders and the approval of the Supreme Court of Bermuda. On August 5, 2009 and August 14, 2009, respectively, the scheme of arrangement was approved by the shareholders of Warner Chilcott Limited and the Supreme Court of Bermuda. At 7:30 pm on August 20, 2009, the effective time of the scheme of arrangement, each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares, par value $0.01 per share, of Warner Chilcott plc on a one-for-one basis. As a result of the transaction, Warner Chilcott plc, a public limited company organized in, and a tax resident of, Ireland, became the ultimate public holding company of the Warner Chilcott group;

•

On September 23, 2009, we entered into a definitive asset purchase agreement with LEO pursuant to which LEO paid us $1,000.0 million in cash in order to terminate our exclusive product licensing rights in the United States to distribute LEO’s TACLONEX and DOVONEX products (including rights to all dermatology products in LEO’s development pipeline), and acquire certain assets related to our distribution of DOVONEX and TACLONEX in the United States. This transaction resulted in an after-tax gain of $380.1 million in the quarter ended September 30, 2009. We used approximately $481.8 million of the proceeds from the transaction to repay the entire remaining principal balance of the loans outstanding under the Prior Senior Secured Credit Facilities of $479.8 million, as well as $2.0 million to pay accrued and unpaid interest and fees. The repayment resulted in the termination of our Prior Senior Secured Credit Facilities;

•

On October 30, 2009, we acquired PGP for approximately $2,919.3 million in cash and the assumption of certain liabilities. In the PGP Acquisition, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline and manufacturing facilities in Puerto Rico and Germany. To finance the PGP Acquisition, we used a combination of cash on hand and borrowings under our New Senior Secured Credit Facilities;

•

On December 15, 2009, our subsidiary, Warner Chilcott Corporation (“WCC”), commenced a cash tender offer, on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated December 15, 2009, for any and all of its outstanding Notes. On December 30, 2009, WCC received and accepted for purchase approximately $290.5 million aggregate principal amount of the Notes. WCC funded the purchase with proceeds of the $350.0 million tranche of additional term loans under our New Senior Secured Credit Facilities; and

•	Our revenue for the year ended December 31, 2009 was $1,435.8 million and our net income was $514.1 million.

Strategic Transactions

As discussed briefly above, we completed two strategic transactions during 2009 that will have a significant impact on our future operations.

PGP Acquisition

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and P&G, we acquired PGP for $2,919.3 million in cash and the assumption of certain liabilities. The purchase price is subject to certain post-closing adjustments. Under the terms of the Purchase Agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60.0 million. The total purchase price of $2,919.3 million was allocated to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. In order to fund the consideration for the PGP Acquisition, certain of our subsidiaries entered into the New Senior Secured Credit Facilities, comprised of $2,950.0 million in aggregate term loan facilities and a $250.0 million revolving credit facility. On October 30, 2009, the Company borrowed $2,600.0 million of the aggregate $2,950.0 million of term loan facilities to finance the PGP Acquisition.

The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 are included in our consolidated statement of operations. The purchase price allocation presented below is considered preliminary pending completion of the final valuation. Final determination of the fair values may result in further adjustments to the values presented below.

Purchase Price:
Total cash consideration	$2,919.3

Identifiable net assets:
Trade accounts receivable (approximates contractual value)	$298.2
Inventories	256.2
Other current and long term assets	79.2
Property, plant and equipment	85.1
Intangible Assets—Intellectual property	2,587.2
In-process research and development	247.6
Other current and long term liabilities	(645.4)
Deferred income taxes, net	(50.7)

Total identifiable net assets	2,857.4

Goodwill	61.9

Total	$2,919.3

In connection with the closing of the PGP Acquisition and in order to facilitate the transition of the PGP business, we and P&G entered into a Transition Services Agreement, effective as of October 30, 2009 (the “Transition Services Agreement”). Pursuant to the terms of the Transition Services Agreement, P&G will provide us with specified services for a limited time following the closing of the PGP Acquisition, including with respect to the following: order acquisition and management, distribution, customer service, purchasing and procurement systems, integrated supply network systems, manufacturing execution systems, IT support, sales and marketing, research and development and regulatory and certain accounting and finance related services. We will pay P&G a fee for these services.

LEO Transaction

On September 23, 2009, we entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO pursuant to which LEO paid us $1,000.0 million in cash in order to terminate our exclusive license to distribute its DOVONEX, TACLONEX and TACLONEX SCALP products (and all other dermatology products in LEO’s development pipeline) in the United States and to acquire certain assets related to the distribution of such products in the United States. The LEO Transaction closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX for LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, our gross margin percentage was negatively impacted during the fourth quarter of 2009. The impact of the distribution agreement is expected to negatively impact gross margin percentage in 2010 as we continue to record net sales and costs of sales at nominal distributor margins. In addition, we agreed to provide certain transition services for LEO for a period of up to one year after the closing.

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

In addition, during the quarter ended September 30, 2009, we recorded a deferred gain of $68.9 million relating to the sale of certain inventories to LEO in connection with the LEO Transaction. In the fourth quarter of 2009, we recognized $34.2 million of the deferred gain as a reduction to cost of sales ($33.5 million net of tax). However, the remaining $34.7 million of the deferred gain is expected to be recognized during 2010 as we continue to distribute products for LEO under the distribution agreement. The aggregate gain from the LEO Transaction is expected to be $462.0 million (or $447.6 million, net of tax).

We used approximately $481.8 million of the proceeds from the LEO Transaction to repay the entire remaining principal balance of the loans outstanding under the Prior Senior Secured Credit Facilities of $479.8 million, as well as accrued and unpaid interest and fees of $2.0 million. This repayment resulted in the termination of the Prior Senior Secured Credit Facilities.

Operating Results for the years ended December 31, 2009 and 2008

Revenue

The following table sets forth our revenue for the years ended December 31, 2009 and 2008, with the corresponding dollar and percentage change:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2009	2008	Dollars	Percent
Women’s Healthcare:
Oral Contraceptives
LOESTRIN 24 FE	$247.6	$197.2	$50.4	25.6%
FEMCON FE	49.5	45.8	3.7	8.1%
Other Oral Contraceptives(1)	23.6	33.7	(10.1)	(29.9)%

Total oral contraceptives	$320.7	$276.7	$44.0	15.9%

Hormone Therapy
ESTRACE Cream	$115.9	$83.8	$32.1	38.3%
FEMHRT	60.3	61.5	(1.2)	(2.0)%
Other Hormone Therapy	26.9	25.9	1.0	4.0%

Total hormone therapy	$203.1	$171.2	$31.9	18.7%

ACTONEL(2)	$222.0	$—	$222.0	100.0%
Other women’s healthcare products	20.7	16.9	3.8	22.1%

Total Women’s Healthcare	$766.5	$464.8	$301.7	64.9%

Dermatology:
DORYX	$210.0	$158.9	$51.1	32.1%
TACLONEX(3)	137.3	153.3	(16.0)	(10.4)%
DOVONEX(3)	132.6	123.3	9.3	7.5%

Total Dermatology	$479.9	$435.5	$44.4	10.2%

Gastroenterology:
ASACOL	$114.9	$—	$114.9	100.0%

Urology:
ENABLEX(2)	$14.9	$—	$14.9	100.0%

Other:
Other products net sales	$18.7	$—	$18.7	100.0%
Contract manufacturing product sales	12.9	18.7	(5.8)	(30.7)%
Other revenue	28.0	19.1	8.9	46.0%

Total Revenues	$1,435.8	$938.1	$497.7	53.1%

(1)	Includes revenue from related authorized generic product sales from the date of their respective launch.
(2)	Includes “other revenue” as classified in our consolidated statement of operations.
(3)	Includes sales for LEO following the closing of the LEO Transaction through December 31, 2009.

Revenue in the year ended December 31, 2009 totaled $1,435.8 million, an increase of $497.7 million, or 53.1%, over the year ended December 31, 2008. The primary drivers of the increase in revenue were the acquired products from the PGP Acquisition, primarily ACTONEL, ASACOL and ENABLEX, which together contributed $351.8 million of revenue growth. Total revenue for the year ended December 31, 2009 from all PGP products was $374.0 million, which represented revenue after the closing of the PGP Acquisition on October 30, 2009. Also contributing to the increase were growth in the net sales of our promoted products DORYX, LOESTRIN 24 FE, and ESTRACE CREAM, which together contributed $133.6 million of revenue growth for the year ended December 31, 2009 compared to the prior year. The growth delivered by these products was offset, in part, by net sales declines in other products, primarily TACLONEX. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products. We use IMS estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Net sales of our oral contraceptive products increased $44.0 million, or 15.9%, in the year ended December 31, 2009, compared with the prior year. LOESTRIN 24 FE generated revenues of $247.6 million in the year ended December 31, 2009, an increase of 25.6%, compared with $197.2 million in the prior year. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 24.3% in the year ended December 31, 2009, and to a lesser extent, higher average selling prices compared to the prior year, offset in part by an increase in sales related deductions primarily due to increased utilization of the customer loyalty cards. FEMCON FE generated revenues of $49.5 million in the year ended December 31, 2009, compared to $45.8 million in the prior year. The increase in FEMCON FE net sales in the year ended December 31, 2009 versus the prior year was primarily due to higher average selling prices, offset partially by a contraction of pipeline inventory levels relative to the prior year period, the impact of higher sales-related deductions and a decrease in filled prescriptions of 1.0%.

Net sales of our hormone therapy products increased $31.9 million, or 18.7%, in the year ended December 31, 2009 as compared to the prior year. Net sales of ESTRACE Cream increased $32.1 million, or 38.3%, in the year ended December 31, 2009, compared to the prior year, primarily due to an increase in filled prescriptions of 20.4% and higher average selling prices, offset in part by a contraction of pipeline inventories relative to the prior year. Net sales of FEMHRT decreased $1.2 million, or 2.0%, in the year ended December 31, 2009, compared to the prior year. The decline in FEMHRT net sales was due primarily to a decrease in filled prescriptions of 15.7%, which was partially offset by higher average selling prices and the expansion of pipeline inventories compared with the prior year. Generic competition may negatively impact net sales of FEMHRT in 2010.

Revenues of ACTONEL were $222.0 million in the year ended December 31, 2009 and reflect only two months of results following the closing of the PGP Acquisition on October 30, 2009. Revenues of ACTONEL in North America were $138.3 million, including $116.0 million in the U.S. We expect generic competition to negatively impact our net sales of ACTONEL beginning in early 2010 in Canada and in late 2010 for many countries in Western Europe. In addition, in the United States, ACTONEL continues to face market share declines due to the impact of managed care initiatives encouraging the use of generic versions of other products.

Net sales of our dermatology products increased $44.4 million, or 10.2%, in the year ended December 31, 2009, as compared to the prior year. Net sales of DORYX increased $51.1 million, or 32.1%, in the year ended December 31, 2009, compared to the prior year, primarily due to a 38.0% increase in filled prescriptions and higher average selling prices, which were offset in part by higher sales-related deductions and a contraction of pipeline inventories relative to the prior year period. The increase in filled prescriptions primarily relates to DORYX 150 mg, which we launched in the third quarter of 2008 and to which we have dedicated significant promotional efforts, including our customer loyalty card program. Increased utilization of the customer loyalty card for DORYX 150 mg drove an increase in sales-related deductions in 2009. Net sales of TACLONEX decreased $16.0 million, or 10.4%, to $137.3 million in the year ended December 31, 2009, compared to $153.3 million in the prior year. The decrease in net sales in the year ended December 31, 2009 is primarily due to higher sales-related deductions as well as a decline in filled prescriptions of 10.0%, offset in part by the impact of higher average selling prices. Net sales of DOVONEX increased $9.3 million, or 7.5%, in the year ended December 31, 2009 as compared to the prior year period. The increase in DOVONEX net sales in the year ended December 31, 2009 was due primarily to a decrease in sales related deductions, an expansion of pipeline inventory levels relative to the prior year period and higher average selling prices, which were partially offset by decreases in filled prescriptions of 22.0%. The decline in filled prescriptions was due primarily to customers switching to other therapies, as well as the introduction of generic versions of DOVONEX Solution into the market in the second quarter of 2008, including our authorized generic product. As a result of the LEO Transaction and related distribution agreement with LEO, we recorded revenue and cost of sales at distributor margins for all TACLONEX and DOVONEX products subsequent to the close of the LEO Transaction on September 23, 2009. Total product net sales recorded during the period September 23, 2009 through

December 31, 2009 were approximately $82.1 million. We will continue to record revenue and cost of sales from the distribution of the products for LEO during 2010 until the termination of the distribution agreement. This will continue to negatively impact our gross margin percentage during the distribution period.

Net sales of ASACOL in the year ended December 31, 2009 were $114.9 million and reflect only two months of results following the closing of the PGP Acquisition on October 30, 2009. Net sales of ASACOL in North America were $105.9 million, including $102.1 million in the U.S. In October 2007, PGP and Medeva Pharma Suisse AG (“Medeva”), the owner of the formulation and method patent for PGP’s ASACOL 400 mg product, filed a patent infringement suit against Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, which triggered a 30-month stay of FDA approval with respect to Roxane’s ANDA for a generic version of the ASACOL 400 mg product. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. Our ASACOL 800 mg product (known as ASACOL HD in the U.S.) was launched in the United States in June 2009 and has protection under a separate formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product. In 2009, the ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales.

In the year ended December 31, 2009, we generated $28.0 million of revenue which consisted primarily of royalties earned on the net sales of an oral contraceptive product sold by a third party under a license relating to one of our patents as well as income received from LEO for the transition services provided, as compared to $19.1 million of royalty revenues in the prior year.

Cost of Sales (excluding Amortization and Impairment of Intangible Assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the years ended December 31, 2009 and 2008:

(dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	Percent Change
Product net sales	$1,384.6	$919.0	$465.6	50.7%

Cost of sales (excluding amortization)	320.3	198.8	121.5	61.1%

Cost of sales percentage	23.1%	21.6%

Cost of sales increased $121.5 million in the year ended December 31, 2009 compared with the prior year, due primarily to the 50.7% increase in product net sales, the impact of the purchase accounting inventory step-up that was recognized of $73.5 million as a result of the PGP Acquisition, as well as the nominal distributor margins recognized under the LEO distribution agreement in the fourth quarter of 2009. The increase was offset in part by a $34.2 million gain relating to the sale of certain inventories resulting from the LEO Transaction and the change in product mix as a result of the PGP Acquisition. Our cost of sales, as a percentage of product net sales, increased from 21.6% in the year ended December 31, 2008 to 23.1% in the year ended December 31, 2009. During the first quarter of 2010, we expect to record an expense of approximately $105.5 million in respect of the purchase accounting inventory step-up resulting from the PGP Acquisition as the remainder of the effected inventory is sold. Excluding the purchase accounting inventory step-up described above, the PGP Acquisition is expected to have a positive impact on our cost of sales percentage.

SG&A Expenses

The Company’s SG&A expenses were comprised of the following for the years ended December 31, 2009 and 2008:

(dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	Percent Change
A&P	$61.1	$47.3	$13.8	29.3%
Selling and Distribution	188.6	90.0	98.6	109.6%
G&A	186.7	55.4	131.3	236.8%

Total	$436.4	$192.7	$243.7	126.5%

SG&A expenses for the year ended December 31, 2009 were $436.4 million, an increase of $243.7 million, or 126.5%, compared to the prior year. A&P expenses for the year ended December 31, 2009 increased $13.8 million, or 29.3%, versus the prior year, primarily due to advertising and other promotional spending attributable to the PGP products. Selling and distribution expenses for the year ended December 31, 2009 increased $98.6 million, or 109.6%, over the prior year. The increase is primarily due to the Sanofi co-promotion expense of $98.9 million under the Collaboration Agreement, increased headcount resulting from the acquisition of the PGP sales force as well as new expenses related to the acquired PGP products, offset in part by a reduction of the size of our legacy field sales forces. G&A expenses in the year ended December 31, 2009 increased $131.3 million, or 236.8%, as compared to the prior year. The increase is due in large part to increases in infrastructure costs, compensation expenses and professional and legal fees primarily relating to the PGP Acquisition. Included in G&A expenses were $60.5 million of legal, consulting and other professional fees relating to the PGP Acquisition, expenses payable to P&G under the Transition Services Agreement of $17.2 million and severance costs of $33.1 million.

R&D

Our investment in R&D for the year ended December 31, 2009 was $76.7 million, an increase of $26.7 million, or 53.6%, compared with the prior year. Included in the year ended December 31, 2009 was a $9.0 million payment to Dong-A upon the achievement of a developmental milestone under our existing agreement for an orally-administered udenafil product for the treatment of ED. Also included in the year ended December 31, 2009, was a $2.5 million payment to NexMed in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of ED. R&D expense for the year ended December 31, 2008 included a $2.0 million upfront payment to Dong-A to acquire certain rights to its ED product. Excluding these one time payments in both periods, R&D expense increased $17.2 million, or 36.0%, in the year ended December 31, 2009 compared to the prior year due primarily to costs incurred relating to ongoing legacy clinical studies, PGP R&D studies and PGP overhead costs.

Amortization of Intangible Assets (including Impairment of Intangible Assets)

Amortization of intangible assets in the years ended December 31, 2009 and 2008 was $312.2 million and $387.2 million (including a non-cash impairment of intangible assets of $163.3 million), respectively. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. We regularly review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. The year ended December 31, 2009 included amortization expense of $85.0 million relating primarily to intellectual property assets acquired in the PGP Acquisition. We expect amortization expense to significantly increase in 2010 as a result of the PGP Acquisition.

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

Net interest expense

Net interest expense for the year ended December 31, 2009 was $124.6 million, an increase of $31.5 million, or 33.8%, from $93.1 million in the prior year. Included in net interest expense in the years ended December 31, 2009 and 2008 were $20.6 million and $3.5 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments and repayments of debt in both periods, as well as the write-off of deferred loan costs in connection with the termination of the delayed-draw term loan commitment and subsequent borrowing of $350.0 million in additional term loans under our New Senior Secured Credit Facilities in the year ended December 31, 2009. During 2009, we made optional prepayments totaling $100.0 million before repaying the remaining $479.8 million of outstanding indebtedness and terminating the Prior Senior Secured Credit Facilities with proceeds received in the LEO Transaction. We also purchased and retired $290.5 million aggregate principal amount of our Notes in the year ended December 31, 2009, which resulted in an interest premium of $13.8 million. In the year ended December 31, 2008, we made optional prepayments totaling $220.0 million of outstanding indebtedness under our Prior Senior Secured Credit Facilities and purchased and retired $10.0 million aggregate principal amount of our Notes. Excluding the write-off of deferred loan costs in 2009 and 2008, net interest expense increased by $14.4 million or 16.0%. The increase in net interest expense in the year ended December 31, 2009 was primarily due to increased term debt due to initial borrowings under our New Senior Secured Credit Facilities of $2,600.0 million used to fund the PGP Acquisition.

Provision / (Benefit) for Income Taxes

Our effective tax rates, as a percentage of pre-tax income, for the years ended December 31, 2009 and 2008 were 8.0% and 151.0%, respectively. Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income / (loss) before taxes. One of our Puerto Rican subsidiaries owns the majority of our intangible assets and records the majority of income and amortization expense related to these intangible assets. As a result, the proportion of our consolidated book income / (loss) before taxes generated in Puerto Rico, where our tax rate is 2.0%, has a significant impact on the effective tax rate. For the year ended December 31, 2009, this Puerto Rican subsidiary generated the substantial majority of our overall profits, in large part due to the gain on the LEO Transaction, which was subject to a 2% tax rate. This was offset, in part, by non-deductible transaction costs related to the PGP Acquisition. As a result, the effective tax rate for the year ended December 31, 2009 was less than the U.S. statutory rate. For the year ended December 31, 2008, our U.S. entities generated income before taxes while our operations in the tax jurisdictions where we are subject to a lower tax rate, mainly Puerto Rico, generated significant losses.

The valuation allowance for deferred tax assets of $22.2 million and $9.9 million as of December 31, 2009 and 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, “Income Taxes”, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. For example, in 2009 we applied for tax rulings with certain taxing authorities. If certain of our ruling applications are approved, we may record benefits of approximately $42.0 million in our income tax provision to revalue certain deferred tax liabilities. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740 “Income Taxes”. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheet. We intend to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

On February 25, 2008, our U.S. operating entities entered into an APA with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which our U.S. entities are compensated for distribution and other services provided for our non-U.S. entities. The APA provides us with greater certainty with respect to the mix of our pretax income in the various tax jurisdictions in which we operate. This APA is applicable to our U.S. subsidiaries and operations as they existed prior to the PGP Acquisition.

Net Income

Due to the factors described above, we reported net income / (loss) of $514.1 million and $(8.4) million in the years ended December 31, 2009 and 2008, respectively.

Operating Results by Segment

After the PGP Acquisition, we organized our business into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how we manage our business and view the markets we serve. We manage our business separately in North American and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. Prior to the PGP Acquisition on October 30, 2009, all of our revenues were derived domestically through one reportable segment. With the PGP Acquisition, we have now expanded into Western Europe, Canada, the United Kingdom and Australia. In addition to managing our results of operations in the two reportable segments, we manage revenues at a brand level. The discussion set forth above presents revenues discussion at the brand level.

We measure an operating segment’s performance primarily based on segment operating income, which excludes interest, and is used by the chief operating decision maker to evaluate the success of a specific region.

In the year ended December 31, 2009, revenues in North America were $2,075.7 million, compared to $938.1 million in 2008. Revenues in ROW in 2009 were $142.7 million, compared to zero in 2008 prior to the PGP Acquisition. Revenues in North America increased as a result of the PGP Acquisition and growth in net sales of promoted products as described above. Revenues in ROW increased due to the PGP Acquisition, as we did not generate revenues in ROW prior to the PGP Acquisition.

Segment operating profit in North America was $708.1 million in 2009, compared to $109.5 million in 2008. ROW segment operating (losses) in 2009 was $(8.4) million in 2009, compared to zero in 2008. Segment operating profit in North America grew as a result of the factors describe above.

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

Revenue in the year ended December 31, 2008 totaled $938.1 million, an increase of $38.5 million, or 4.3%, over the year ended December 31, 2007. The primary drivers of the increase in revenue were the net sales of our promoted products LOESTRIN 24 FE, DORYX, TACLONEX and FEMCON FE, which together contributed $130.9 million of revenue growth for the year ended December 31, 2008 compared to the prior year. The growth delivered by these products was offset primarily by significant declines in ESTROSTEP FE and SARAFEM net sales due to generic competition and declines in DOVONEX net sales. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products. We use IMS estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Net sales of our oral contraceptive products increased $9.7 million, or 3.7%, in the year ended December 31, 2008, compared with the prior year. LOESTRIN 24 FE generated revenues of $197.2 million in the year ended

December 31, 2008, an increase of 32.4%, compared with $148.9 million in the prior year. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 28.8% in the year ended December 31, 2008, and to a lesser extent, higher average selling prices compared to the prior year. FEMCON FE generated revenues of $45.8 million in the year ended December 31, 2008, compared to $32.4 million in the prior year. The increase in FEMCON FE net sales in the year ended December 31, 2008 was primarily due to an increase in filled prescriptions of 58.2% versus the prior year, offset partially by the impact of higher sales-related deductions in the year ending December 31, 2008. ESTROSTEP FE net sales decreased $49.4 million, or 70.3%, in the year ended December 31, 2008, as compared to the prior year. The decrease in ESTROSTEP FE net sales was primarily due to an 80.2% decline in filled prescriptions in the year ended December 31, 2008, compared to the prior year, as a result of generic versions of ESTROSTEP FE being introduced in the fourth quarter of 2007, including our authorized generic Tilia™ FE. Our revenue from net sales of Tilia™ FE, is reported in our net sales for ESTROSTEP FE.

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

Net sales of SARAFEM, our product used to treat symptoms of pre-menstrual dysphoric disorder (“PMDD”), decreased $20.8 million, or 55.1%, in the year ended December 31, 2008, compared with the prior year. The decrease in net sales was due primarily to a decline in filled prescriptions of 51.7% in the year ended December 31, 2008 compared to the prior year. During the first half of 2008 we discontinued sales of SARAFEM Capsules and commenced sales of SARAFEM Tablets. Generic versions of SARAFEM Capsules were introduced in May 2008 and negatively impacted our SARAFEM net sales. We expect generic competition to continue to have an adverse impact on our SARAFEM net sales in the future.

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

R&D

Our investment in R&D for the year ended December 31, 2008 was $50.0 million, a decrease of $4.5 million, or 8.4%, compared with the prior year. Included in the year ended December 31, 2008 was a $2.0 million upfront payment to Dong-A to acquire certain rights to its orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED. R&D expense for the year ended December 31, 2007 included a $4.0 million upfront payment to Paratek to acquire certain rights to novel tetracyclines for the treatment of acne and rosacea. Also included in the year ended December 31, 2007 was a $10.0 million milestone payment to LEO, which was triggered by the FDA’s acceptance of LEO’s NDA submission for a TACLONEX scalp product. Excluding these one time payments in both periods, R&D expense increased $7.5 million, or 18.4%, in the year ended December 31, 2008 compared to the prior year due to costs incurred for clinical studies relating to two oral contraceptives, as well as new projects which were initiated towards the end of 2007 and early 2008. We completed the treatment phase of the Phase III clinical study for a new low-dose oral contraceptive in the third quarter of 2008.

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

Net interest expense

Net interest expense for the year ended December 31, 2008 was $93.1 million, a decrease of $24.5 million, or 20.8%, from $117.6 million in the prior year. Included in net interest expense in the years ended December 31, 2008 and 2007 were $3.5 million and $6.6 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments of debt. We made optional prepayments totaling $220.0 million of outstanding indebtedness under our Prior Senior Secured Credit Facilities and purchased and retired $10.0 million aggregate principal amount of our Notes, at a discount, in the year ended December 31, 2008. In the year ended December 31, 2007, we made optional prepayments totaling $340.0 of outstanding indebtedness under our Prior Senior Secured Credit Facilities. The decrease in net interest expense in the year ended December 31, 2008 was primarily the result of the above mentioned prepayments of our outstanding debt which reduced the weighted average debt outstanding in the year ended December 31, 2008 by $281.5 million as compared to the prior year. The cumulative reductions in debt were accomplished through the use of our free cash flow.

Provision / (Benefit) for Income Taxes

Our effective tax rates, as a percentage of pre-tax income/(loss), for the years ended December 31, 2008 and 2007 were 151.0% and 38.9%, respectively. Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income / (loss) before taxes. Our Puerto Rican subsidiary owns the majority of our intangible assets and records the majority of the income and amortization expense related to these intangible assets. As a result, the proportion of our consolidated book income / (loss) before taxes generated in Puerto Rico, where our tax rate is 2.0%, has a significant impact on the effective tax rate. For the year ended December 31, 2008, our U.S. subsidiaries generated income before taxes while our operations in the tax jurisdictions where we are subject to a lower tax rate, mainly Puerto Rico, generated significant losses. For the year ended December 31, 2007, our U.S. subsidiaries generated over half of our consolidated book income before taxes. As a result, the effective tax rate for the years ended December 31, 2008 and 2007 was greater than the U.S. statutory rate in both periods.

The valuation allowance for deferred tax assets of $9.9 million and $11.8 million as of December 31, 2008 and 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our consolidated balance sheet. The valuation allowance was calculated in accordance with the provisions of ASC No. 740, “Income Taxes”, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740, “Income Taxes.” For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in our consolidated balance sheet. We intend to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

On February 25, 2008, our U.S. operating entities entered into an APA with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which our U.S. entities are compensated for distribution and other services provided for our non-U.S. entities. The APA provides us with greater certainty with respect to the mix of our pretax income in the various tax jurisdictions in which we operate.

Net Income

Due to the factors described above, we reported net (loss) / income of $(8.4) million and $28.9 million in the years ended December 31, 2008 and 2007, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2009, our cash on hand was $539.0 million, as compared to $35.9 million at December 31, 2008. As of December 31, 2009 our debt, net of cash, was $2,500.5 million and consisted of $2,950.0 million of borrowings under our New Senior Secured Credit Facilities plus $89.5 million aggregate principal amount of our outstanding Notes, less $539.0 million of cash on hand.

The following table summarizes our net increase in cash and cash equivalents for the periods presented:

(dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008
Net cash provided by operating activities	$501.9	$313.3
Net cash (used in) investing activities	(1,925.0)	(71.9)
Net cash provided by / (used in) financing activities	1,926.2	(236.3)

Net increase in cash and cash equivalents	$503.1	$5.1

Our net cash provided by operating activities for the year ended December 31, 2009 increased $188.6 million compared with the prior year. We reported net income of $514.1 million for the year ended December 31, 2009 as compared to net (loss) of $(8.4) million for the prior year. The year ended December 31, 2009 included a gain on sale of assets of $380.1 million related to the LEO Transaction ($393.1 million before tax). Also impacting net income in the year ended December 31, 2009 was $73.5 million of non-cash inventory charges attributable to a purchase accounting adjustment that increased the opening value of the inventories acquired in the PGP Acquisition that was recorded as that inventory was sold during the period. During the year ended December 31, 2009, we paid amounts in respect of income taxes totaling $71.6 million as compared to $99.5 million in the prior year. During the year ended December 31, 2008, the income tax payments were made primarily based upon (1) estimates of the amounts payable in connection with the settlement of U.S. federal tax audits related to the tax periods ended September 30, 2003, September 30, 2004, January 17, 2005 and December 31, 2005, (2) estimates of U.S. income taxes for the December 31, 2007 and 2008 tax years, and (3) amended income tax returns filed for the tax year ended December 31, 2006 resulting from the APA signed with the IRS. Our liability for unrecognized tax benefits (including interest) under ASC 740 “Income Taxes” which is expected to settle within the next twelve months is $1.9 million. Our liability for unrecognized tax benefits (including interest) is expected to settle after twelve months is $9.7 million. Also impacting our cash flows from operating activities was a $9.0 million cash payment made in the quarter ended March 31, 2008 relating to the final settlement of the Company’s OVCON 35 litigation which was included in net income in the year ended December 31, 2007.

Our net cash used in investing activities during the year ended December 31, 2009 totaled $1,925.0 million, consisting primarily of $2,869.4 million (net of cash acquired) paid to P&G in connection with the PGP Acquisition, which was partially offset by the $1,000.0 million of proceeds received as a result of the LEO Transaction. Capital expenditures in the year ended December 31, 2009 totaled $44.0 million. We also recorded $11.6 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT. The cash flows used in investing activities in the year ended December 31, 2008 consisted of $11.6 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT, $40.0 million paid to LEO to acquire the rights to sell the TACLONEX Scalp product, and $20.3 million of capital expenditures. We expect our capital expenditures in 2010 to significantly increase over the 2009 levels due primarily to infrastructure investments.

Our net cash provided by financing activities in the year ended December 31, 2009 was $1,926.2 million, principally consisting of $2,950.0 million in proceeds from borrowings under our New Senior Secured Credit Facilities, offset by repayments of $582.6 million of debt under our Prior Senior Secured Credit Facilities, the payment of debt financing costs associated with the New Senior Secured Credit Facilities of $155.1 million, and the repurchase and redemption of $290.5 million aggregate principal amount of Notes pursuant to a tender offer. We currently intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash used in financing activities in the year ended December 31, 2008 was primarily the result of our repayment of $227.7 million of term debt under the Prior Senior Secured Credit Facilities and the purchase and retirement of $10.0 million of aggregate principal amount of Notes, at a discount, in privately negotiated open market transactions.

New Senior Secured Credit Facilities

On October 30, 2009, our subsidiaries Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”), Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (as amended, the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent for our New Senior Secured Credit Facilities. Under the Credit Agreement the Lenders have provided senior secured credit facilities in an aggregate amount of $3,200.0 million comprised of (i) $2,950.0 million in aggregate term loan facilities and (ii) a $250.0 million revolving credit facility with a five-year maturity that is available to all Borrowers. The term loan facilities are comprised of (i) a Term A facility in the amount of $1,000.0 million with a five-year maturity that was borrowed by the PR Borrower, (ii) a Term B facility in the amount of $1,600.0 million with a five-and-a-half year maturity ($500.0 million of which was borrowed by the US Borrower and $1,100.0 million of which was borrowed by the PR Borrower) and (iii) an additional $350.0 million tranche of term loans, borrowed in connection with Amendment No. 1 to the Credit Agreement described as below. The Borrowers borrowed a total of $2,600.0 million under the term loan facilities and made no borrowings under the revolving credit facility on October 30, 2009 to fund the PGP Acquisition. The interest rates on the borrowings under the New Senior Secured Credit Facilities, other than swing line loans, are (1) for the Term A facility, LIBOR (with a floor of 2.25%) plus 3.25% or ABR, as defined, plus 2.25% and (2) for the Term B facility (including the additional tranche) and the revolving credit facility, LIBOR (with a floor of 2.25%) plus 3.50% or ABR, as defined, plus 2.50%.

The proceeds of the term loan facilities (other than the additional $350.0 million tranche, as described below), together with cash on hand, were used to fund the PGP Acquisition, to consummate the other transactions contemplated thereby and to pay fees and expenses in connection therewith. The Borrowers may use the proceeds of the revolving credit facility for working capital and general corporate purposes. The revolving credit facility provides for a $20.0 million sublimit for swing line loans and a $50.0 million sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis.

On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement to create a new tranche of term loans which were borrowed by the US Borrower in an aggregate principal amount of $350.0 million in order to finance, together with cash on hand, the repurchase and redemption (as described below) of any and all of the issued and outstanding Notes. The interest rates on the borrowings under Amendment No. 1 are LIBOR (with a floor of 2.25%) plus 3.50% or ABR, as defined, plus 2.50%. In addition to the creation of the new $350.0 million tranche of term loans, Amendment No. 1 terminated the Lenders’ commitment to fund a $350.0 million delayed-draw term loan facility that was established under the initial Credit Agreement to fund our obligations under the Collaboration Agreement in the event that Sanofi chose to exercise its put rights following the closing of the PGP Acquisition.

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

The New Senior Secured Credit Facilities contain a financial covenant that requires Holdings III to maintain a ratio of total indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (both as defined in the New Senior Secured Credit Facilities) not to exceed certain levels. The New Senior Secured Credit Facilities also contains a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the New Senior Secured Credit Facilities) and other covenants that, among other things, limit the ability of Holdings III and certain of its subsidiaries to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. As of December 31, 2009, Holdings III was in compliance with all covenants under the New Senior Secured Credit Facilities.

The New Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross defaults and cross acceleration of certain other material indebtedness, material judgments and liabilities, certain ERISA events, and invalidity of guarantees and security documents under the New Senior Secured Credit Facilities.

Prior Senior Secured Credit Facilities

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCL, entered into the $1.790.0 million Prior Senior Secured Credit Facilities with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. The Prior Senior Secured Credit Facilities consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million were available for letters of credit and swing line loans, respectively, to WCC and WCCL. All of the remaining outstanding debt under the Prior Senior Secured Credit Facilities was repaid with a portion of the proceeds of the LEO Transaction in September 2009.

8.75% Notes

On January 18, 2005, WCC, a wholly-owned U.S. subsidiary, issued $600.0 million aggregate principal amount of Notes. The Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, WC Lucxo S.à.r.l., Warner Chilcott Intermediate (Luxembourg) S.à.r.l., WC Pharmaceuticals I Limited, the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL (collectively, the “Guarantors”). Interest payments on the Notes were due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes were being amortized to interest expense over the ten-year term of the Notes using the effective interest method.

On December 15, 2009, WCC commenced a cash tender offer for any and all of its outstanding Notes. WCC also commenced a solicitation of consents to certain proposed amendments to the Indenture, dated as of January 18, 2005, governing the Notes by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as the Trustee (the “Indenture”). As set forth in the Offer to Purchase and Consent Solicitation Statement dated December 15, 2009 (the “Offer to Purchase”), the proposed amendments would, among other things, eliminate substantially all of the restrictive covenants and certain events of default and eliminate or modify related provisions contained in the Indenture. Pursuant to the Offer to Purchase, WCC purchased $290.5 million aggregate principal amount of the Notes on December 30, 2009 for a total price of $304.3 million (104.75% of the principal amount), plus accrued interest. On December 29, 2009, the early consent date, WCC had received consents from holders of approximately 76% of the Notes. The consents were sufficient to effect all of the proposed amendments to the Indenture. On December 30, 2009, WCC, the guarantors named therein and Wells Fargo Bank, National Association, as the Trustee, executed a supplemental indenture effecting the proposed amendments to the Indenture that was binding on the holders of Notes not purchased in the tender offer.

Following WCC’s acceptance for purchase of $290.5 million principal amount of the Notes on December 30, 2009, $89.5 million principal amount of the Notes remained outstanding. In January of 2010, WCC received and accepted for purchase, following the expiration date of the tender offer on January 14, 2010, approximately $2.0 million aggregate principal amount of additional Notes in the tender offer. Thus, in total, WCC received and accepted for purchase approximately $292.5 million aggregate principal amount of the Notes, representing approximately 77% of the aggregate principal amount of the Notes outstanding prior to the tender offer. On February 1, 2010, WCC redeemed all of the remaining Notes outstanding in accordance with the Indenture. The redemption price for the redeemed Notes was $1,043.75 per $1,000.00 principal amount, plus accrued and unpaid interest.

Components of Indebtedness

As of December 31, 2009, our outstanding indebtedness under the New Senior Secured Credit Facilities and Notes included the following (dollars in millions):

	Current Portion as of December 31, 2009	Long-Term Portion as of December 31, 2009	Total Outstanding as of December 31, 2009
Revolving loans	$—	$—	$—
Term loans	119.5	2,830.5	2,950.0
Notes	89.5	—	89.5

Total	$209.0	$2,830.5	$3,039.5

As of December 31, 2009, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2010 through 2014 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2010	$209.0
2011	219.5
2012	219.5
2013	219.5
2014	319.5
Thereafter	1,852.5

Total long-term debt	$3,039.5

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flow from operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under the New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs throughout 2010. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated open market transactions. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

The carrying amount reported for long-term debt, other than the Notes, is at variable rates and reprices frequently. Our Notes were publicly traded securities. The fair value of the Notes, based on available market quotes, was $93.7 million and $349.6 million as of December 31, 2009 and 2008, respectively.

Contractual Commitments

The following table summarizes our financial commitments as of December 31, 2009:

	Cash Payments due by Period
(dollars in millions)	Total	Less than 1 Year	From 1 to 3 Years	From 3 to 5 Years	More than 5 Years
Long-term debt:
New Senior Secured Credit Facilities	$2,950.0	$119.5	$439.0	$539.0	$1,852.5
Notes(1)	89.5	89.5	—	—	—
Interest payments on long-term debt(2)	755.2	170.3	300.5	248.9	35.5
Supply agreement obligations(3)	59.2	46.4	12.8	—	—
Lease obligations	16.0	6.9	6.2	2.1	0.8
Other	38.9	27.0	5.6	2.7	3.6

Total Contractual Obligations	$3,908.8	$459.6	$764.1	$792.7	$1,892.4

(1)	We redeemed 100% of the remaining outstanding Notes in the first quarter of 2010.
(2)	Interest rates reflect borrowing rates for our outstanding long-term debt as of December 31, 2009 and the mandatory future reductions of long-term debt. Based on our variable rate debt levels of $2,950.0 million as of December 31, 2009, a 1.0% change in interest rates would impact our annual interest payments by approximately $29.5 million.
(3)	Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include payments related to any of the items mentioned below.

We may owe additional future purchase consideration to Pfizer in connection with our 2003 acquisition of FEMHRT. This payment is contingent on FEMHRT maintaining market exclusivity through the first quarter of 2010. Assuming market exclusivity is maintained during this period, we would pay Pfizer $2.9 million for FEMHRT in the first quarter of 2010.

Our liability for unrecognized tax benefits under ASC 740, “Income Taxes” is not included in the table above. The amounts which are expected to settle within the next twelve months are $1.9 million, and the amounts expected to be settled after twelve months are $9.7 million, including interest.

Product Development Agreements

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

In December 2008, we signed an agreement with Dong-A, to develop and market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED in the United States. We paid $2.0 million in connection with signing the agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, we paid $9.0 million to Dong-A, which was included in R&D expense for the year ended December 31, 2009, upon the achievement of a developmental milestone under the agreement. We agreed to pay for all development costs incurred during the term of the agreement and may make an additional payment to Dong-A of $13.0 million upon the achievement of a contractually-defined milestone. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, from the product.

In February 2009, we acquired the U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED and the previous license agreement between us and NexMed relating to the product was terminated. Under the terms of the acquisition agreement, we paid NexMed an up-front payment of $2.5 million, which was included in R&D expense in the year ended December 31, 2009, and agreed to pay a milestone payment of $2.5 million to NexMed upon the FDA approval of the product NDA. We are currently working to prepare our response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

Product Development Agreements—PGP

As part of the PGP Acquisition, we became party to certain agreements including.

In July 2005, PGP entered into a co-development and co-promotion agreement with Novartis under which Novartis agreed to co-develop and co-promote ENABLEX. Under the agreement which expires in August 2016, we may be required to make payments to Novartis upon the achievement of various sales milestones that could aggregate up to $15.0 million.

In June 2006, PGP entered into an agreement with Watson under which PGP acquired the rights to certain products under development relating to trans-dermal delivery systems for testosterone for use in females. Under the product development agreement, we may be required to made additional payments to Watson upon the achievement of various developmental milestones that could aggregate up to $25.0 million. Further, we agreed to pay a supply fee and royalties to Watson on the net sales of those products.

In June 2007, PGP entered into an agreement with Dong Wha Pharm. Ind. Co. Ltd. (“Dong-Wha”). Under the agreement PGP acquired an exclusive license to develop, manufacture and commercialize compounds world wide excluding Asia for the treatment of osteoporosis. We may make additional payments to Dong-Wha upon the achievement of various developmental milestones that could aggregate up to $181.0 million. In addition, we agreed to pay royalties to Dong-Wha based on the net sales, if any, of the products covered under the agreement.

Collaboration Agreements

We and Sanofi are parties to the Collaboration Agreement under which we co-promote ACTONEL on a global basis, excluding Japan. Pursuant to the agreement, a management committee comprised of equal representation from us and Sanofi is responsible for overseeing the development and promotion of ACTONEL. The rights and obligations of us and Sanofi are specified by geographic market. In certain geographic markets, we and Sanofi share development and promotion costs as well as product profits based on contractual percentages. Pursuant to the Collaboration Agreement, we are obligated to incur an agreed upon amount for A&P and selling each fiscal year. See “Part I., Item 1., Business—PGP Alliance with Sanofi”

As mentioned above, we and Novartis are parties to an agreement to co-promote ENABLEX, in the U.S. We and Novartis share development and promotion costs pursuant to the agreement. Such costs incurred by us are included within SG&A. We receive a contractual percentage of Novartis’ sales of ENABLEX, which is recorded on a net basis in “other revenue”. Pursuant to this agreement, we are obligated to incur an agreed upon amount for A&P and selling each fiscal year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

See “Note 2” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition in Financial Statements. Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. Changes in the conditions used to make these judgments could have a material impact on our results of operations. Management does not believe that the assumptions which underlie its estimates are reasonably likely to change in the future. Revenue from product sales is recognized when title and risk of loss to the product transfers to our customers. Based on the above criteria, revenue is generally recognized when the product is received by the customer or, in some instances, as a result of the PGP Acquisition, when it is shipped to the customer depending on the specific terms of the arrangement. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. We warrant products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, rebates, customer loyalty programs and fee for service arrangements with certain distributors. Revenues associated with royalty revenues are recognized based on a percentage of sales reported by third parties. Other revenues recognized include service revenues based on a contractual fee.

As part of our revenue recognition policies, we estimate the items that reduce our gross sales to net sales. We establish accruals for these contra revenues in the same period that we recognize the related sales. Our two most significant sales-related deductions are product returns by our customers and product rebates given to commercial and government customers.

We account for sales returns in accordance with ASC Topic 605, “Revenue Recognition,” (“ASC 605”), by establishing an accrual in an amount equal to our estimate of the portion of sales that are expected to be returned for credit in a future period. For established products, we estimate the sales return accrual primarily based on historical experience regarding actual sales returns but we also consider other factors that could cause future sales returns to deviate from historical levels. These factors include levels of inventory in the distribution channel, estimated remaining shelf life of products sold or in the distribution channel, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of new competitive products. We consider all of these factors and adjust the accrual periodically throughout each quarter to reflect actual experience and changes in expectations. The accruals needed for future returns of new products are estimated based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category.

Other sales related deductions primarily represent rebates and discounts to government agencies, wholesalers, distributors and managed care organizations with respect to our pharmaceutical products. These deductions represent estimates of the related obligations which requires judgment and knowledge of market conditions and practice when estimating the impact of these sales deductions on gross sales for a reporting period. These estimates and types of sales related deductions vary depending on the region.

In the U.S., we record provisions for pharmaceutical Medicaid, Medicare, customer loyalty programs, government and contract rebates based upon our historical experience of rebates paid and actual prescriptions written. We apply the historical experience to the respective period’s sales to determine the ending accrual and related contra revenue amount. This estimated provision is evaluated regularly to ensure that the historical trends are as current as practicable as well as to factor in changes relating to new products, contract terms, discount rates, pipeline movements, generic launches, and regulatory changes. As appropriate, we will adjust the estimated discounts to better match our current experience or our expected future experience.

Outside the U.S., the majority of our pharmaceutical rebates, discounts and price reductions are contractual or legislatively mandated, and our estimates are based on actual invoiced sales within each period; both of these elements help to reduce the risk of variations in the estimation process. Some European countries base their rebates on the government’s unbudgeted pharmaceutical spending and we use an estimated allocation factor (based on historical payments) and total revenues by country against our actual invoiced sales to project the expected level of reimbursement.

The movement in our sales-related reserve accounts for the periods presented is as follows:

	Returns	Government Rebates	Cash Discounts	Wholesaler Rebates	Coupons / Loyalty Programs	Managed Care	Medicare	Other	Total
December 31, 2006 Balance	$35.5	$6.1	$1.6	$4.4	$1.2	$—	$—	$1.8	$50.6

Current provision related to sales(1)	56.4	16.8	19.8	19.8	10.5	—	—	15.4	138.7
Current processed returns/rebates	(42.7)	(16.4)	(20.0)	(18.9)	(9.9)	—	—	(15.2)	(123.1)

December 31, 2007 Balance	$49.2	$6.5	$1.4	$5.3	$1.8	$—	$—	$2.0	$66.2

Current provision related to sales(1)	62.7	20.1	21.1	22.0	16.8	0.9	—	28.4	172.0
Current processed returns/rebates	(50.6)	(17.8)	(20.6)	(22.0)	(12.9)	—	—	(24.8)	(148.7)

December 31, 2008 Balance	$61.3	$8.8	$1.9	$5.3	$5.7	$0.9	$—	$5.6	$89.5

Current provision related to sales(1)(2)	53.5	42.3	32.1	31.6	125.2	46.1	9.8	37.5	378.1
PGP acquired reserves	37.0	27.3	3.2	11.4	—	74.3	43.0	11.8	208.0
Current processed returns/rebates	(45.4)	(28.8)	(31.6)	(31.8)	(86.0)	(31.0)	(10.7)	(35.2)	(300.5)

December 31, 2009 Balance	$106.4	$49.6	$5.6	$16.5	$44.9	$90.3	$42.1	$19.7	$375.1

(1)	Adjustments of estimates to actual results were less than 1.0% of net sales for each of the periods presented.
(2)	Includes amounts recorded as part of gain on sale of assets as part of divestiture of LEO products.

We consider information from external sources in developing our estimates of gross to net sales adjustments. We purchase prescription data for our key products, which we use to estimate the market demand. We have access to the actual levels of inventory held by three of our major customers (which aggregate approximately 66% of our sales for the year ended December 31, 2009). We also informally gather information from other sources to attempt to monitor the movement of our products through the wholesale and retail channels. We combine this external data with our own internal reports to estimate the levels of inventories of our products held in the wholesale and retail channels as this is a significant factor in determining the adequacy of our sales-related reserves. Our estimates are subject to inherent limitations that rely on third-party information, as certain third-party information is provided in the form of estimates, and reflects other limitations including lags between the date which third-party information is generated and the date on which we receive third-party information.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market value and consist of finished goods purchased from third party manufacturers held for distribution, as well as raw materials, work-in-process and finished goods manufactured by us. We determine cost on a first-in, first-out basis. As of December 31, 2009, inventories included a fair market step-up adjustment in association with the PGP acquisition of $105.5 million. This one-time increase in the cost of inventory is expected to be recognized in the statement of operations in 2010.

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

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets constitute a substantial portion of our total assets. As of December 31, 2009, goodwill represented approximately 17.6% of our total assets and intangible assets represented approximately 54.8% of our total assets. Goodwill is associated with one of our two reporting units, while intangible assets are split between the two reporting units.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. We periodically evaluate goodwill for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Goodwill is tested for impairment at the reporting unit level in accordance with ASC 350, “Intangibles—Goodwill and other” (“ASC 350”), which, for us, is one reporting unit. In order to perform the impairment analysis, management makes key assumptions regarding future cash flows used to measure the fair value of the entity. These assumptions include discount rates, our future earnings and, if needed, the fair value of our assets and liabilities. In estimating the value of our intangible assets, as well as goodwill, management has applied a discount rate of approximately 12%, our estimated weighted average cost-of-capital, to the estimated cash flows. Our cash flow model used a 5-year forecast with a terminal value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. Any resulting impairment could affect our financial condition and results of operations. We completed our annual test during the quarter ended December 31, 2009 and no impairment charge resulted.

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

When we determine that there is an indicator that the carrying value of a definite-lived intangible asset may not be recoverable we test the asset for impairment based on undiscounted future cash flows. We measure impairment, if any, based on estimates of discounted future cash flow. These estimates include the assumptions described above about future conditions within the Company and the industry. The assumptions used in evaluating intangible assets for impairment are subject to change and are tracked against historical results by management. If actual cash flows differ from those projected by management, or if there is a change in any of these key assumptions, additional write-offs may be required. Management does not believe that its key assumptions are reasonably likely to change in the future.

In 2008 we recorded a non-cash impairment expense of $163.3 million relating to our OVCON / FEMCON FE product family as a result of our review of the intangible asset for recoverability. In addition to impairments, as a result of changing assumptions in evaluating intangible assets for impairment, certain unimpaired assets may be subject to a change in amortization recognized in future periods to approximate expected future cash flows.

Indefinite-Lived Intangible Assets

As a result of the PGP Acquisition, the Company acquired $247.6 million of in-process research and development (“IPR&D”) intangible assets. These costs will begin to be amortized if the associated regulatory approval is received. If regulatory approval is not received, and the R&D study is considered to be no longer viable, the IPR&D would be considered impaired. Until such time that either one of the two events occur, IPR&D is treated as an indefinite-lived intangible asset.

We also have a Warner Chilcott trademark with an indefinite life, which is not amortized. However, the carrying value would be adjusted if it were determined that the fair value has declined. The impairment test is performed on an annual basis, or more frequently if necessary, and utilizes the same key assumptions as those described above for our definite-lived assets. In addition, if future events occur that warrant a change to a definite life, the carrying value would then be amortized prospectively over the estimated remaining useful life. We completed our annual test during the quarter ended December 31, 2009 and no impairment charge resulted.

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

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax rules in various jurisdictions. For example, in 2009 we applied for tax rulings with certain taxing authorities. If certain of our ruling applications are approved, we may record benefits of approximately $42.0 million in our income tax provision to revalue certain deferred tax liabilities. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. If the estimate of tax liabilities was less than the ultimate assessment, then an additional charge to expense would result. If payment of these amounts is ultimately less than the recorded amounts, then the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary.

Litigation

We are involved in various legal proceedings in the normal course of our business, including product liability and other litigation and contingencies. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 included elsewhere in this Annual Report for a description of our significant current legal proceedings.

Business Combinations

The acquisition method of accounting as defined in ASC Topic 805 “Business Combinations,” (“ASC 805”), uses the fair value concepts defined in ASC Topic 820 “Fair Value Measurements and Disclosures,” (“ASC 820”), which we have adopted in the required periods.

The Company values most assets acquired and liabilities assumed in a business purchase combination at their fair values as of the acquisition date. Fair value measurements can be highly subjective and the reasonable application may result in a range of alternative estimates using the same facts and circumstances.

The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred, and are expensed as incurred. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities as of the effective date of the acquisition are allocated to goodwill in accordance with ASC 805. Relating to the PGP Acquisition, the final valuation is expected to be completed as soon as practicable but no later than one year after the consummation of the acquisition.

ASC 805 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the fair value of an asset or liability that arises from a contingency can be determined, the asset or liability would be recognized in accordance with ASC Topic 450, “Accounting for Contingencies” (“ASC 450”). If the fair value is not determinable and the ASC 450 criteria are not met, no asset or liability would be recognized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at December 31, 2009.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,950.0 million as of December 31, 2009, a 1.0% change in interest rates would impact net interest expense by approximately $7.4 million per quarter.

Foreign Currency Risk

As a result of the PGP Acquisition, a significant portion of our earnings and assets are in foreign jurisdictions where transactions are denominated in currencies other then the U.S. dollar (primarily the Euro and British pound). Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate changes.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the years ended December 31, 2009, 2008 and 2007.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed by, or under the supervision of the CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Management’s evaluation of internal control over financial reporting excluded the PGP business, which the Company acquired on October 30, 2009. The total assets (excluding amounts resulting from the purchase price allocation) and total revenues of the acquired PGP business represent approximately 8% and 26%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2009. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 13, 2010.

Item 11. Executive Compensation.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 13, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 13, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May  13, 2010.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 13, 2010.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements listed in the Index to the Consolidated Financial Statements, filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits listed at the end of this Annual Report are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.

WARNER CHILCOTT PLC

By:	/s/ ROGER M. BOISSONNEAULT
Name:	Roger M. Boissonneault
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ PAUL HERENDEEN
Name:	Paul Herendeen
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2010.

Signature	Title

/S/ ROGER M. BOISSONNEAULT Roger M. Boissonneault	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ PAUL HERENDEEN Paul Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ TODD M. ABBRECHT Todd M. Abbrecht	Director

/S/ JAMES H. BLOEM James H. Bloem	Director

/S/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/S/ JOHN A. KING John A. King	Director

/S/ STEPHEN P. MURRAY Stephen P. Murray	Director

/S/ PATRICK O’SULLIVAN Patrick O’sullivan	Director

Exhibit No.	Description

2.1	Implementation Agreement, dated October 27, 2004, among the Consortium Members (as defined therein), Waren Acquisition Limited and Warner Chilcott PLC and Second Supplemental Agreement thereto, dated November 16, 2004 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation on July 18, 2005, Registration Number 333-12666 (the “Warner Chilcott Holdings Company III S-4”))

2.2	Purchase Agreement, dated as of August 24, 2009, between The Procter & Gamble Company and Warner Chilcott plc (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on August 24, 2009 (the “Warner Chilcott August 24, 2009 8-K”))

2.3*	Transition Services Agreement effective as of October 30, 2010 between Warner Chilcott plc and The Procter & Gamble Company

2.4	Asset Purchase Agreement dated as of September 23, 2009 among LEO Pharma A/S, LEO Laboratories Ltd., Warner Chilcott plc, Warner Chilcott Company, LLC and Warner Chilcott (US), LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on September 23, 2009)

3.1	Memorandum and Articles of Association of Warner Chilcott plc (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009 (the “Warner Chilcott August 21, 2009 8-K12G3”))

4.1	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (the “Amended and Restated Shareholders Agreement”) (incorporated herein by reference to Exhibit 4.3 to the Warner Chilcott Holdings Company III S-4)

4.2	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.4 to the Warner Chilcott Holdings Company III S-4)

4.3	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.5 to the Warner Chilcott Holdings Company III S-4)

4.4	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen (incorporated herein by reference to Exhibit 4.6 to the Warner Chilcott Holdings Company III S-4)

4.5	Second Amendment to the Amended and Restated Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Amended and Restated Management Shareholders Agreement, dated as of March 31, 2005 (incorporated herein by reference to Exhibit 4.3 to the Warner Chilcott August 21, 2009 8-K12G3)

4.6	Waiver of the Amended and Restated Shareholders Agreement, dated November 24, 2009, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on November 24, 2009)

Exhibit No.	Description

4.7	First Amendment to the Amended and Restated Management Shareholders Agreement, dated as of September 17, 2007, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Amended and Restated Management Shareholders Agreement, dated as of March 28, 2005 (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 filed by Warner Chilcott plc on November 13, 2009 (the “Warner Chilcott November 13, 2009 S-3”))

4.8	Second Amendment to the Amended and Restated Management Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Amended and Restated Management Shareholders Agreement, dated as of March 28, 2005 (incorporated herein by reference to Exhibit 4.4 to the Warner Chilcott August 21, 2009 8-K12G3)

4.9	Form of Share Certificate (incorporated herein by reference to Exhibit 4.5 to the Warner Chilcott August 21, 2009 8-K12G3)

10.1	Securities Purchase Agreement, dated January 18, 2005 by and among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Bain Capital Integral Investors II, L.P., BCIP Trust Associates III, and BCIP Trust Associates III-B, DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman II), L.P., J.P. Morgan Partners Global Investors A, L.P., Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee Parallel (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Cayman Fund V, L.P., Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees Securities Company II LLC, Putnam Investments Holdings, LLC, Thomas H. Lee Investors Limited Partnership, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V., AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V., Filbert Investment Pte Ltd and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.2 to the Warner Chilcott Holdings Company III S-4)

10.2	Purchase and Sale Agreement, dated as of May 3, 2004, among Pfizer Inc., Pfizer Pharmaceuticals LLC, Galen Holdings Public Limited Company and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott Holdings Company III S-4)

10.3	Option and License Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott Holdings Company III S-4)

10.4	Finished Product Supply Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to Exhibit 10.5 to the Warner Chilcott Holdings Company III S-4)

10.5	Transaction Agreement by and between Galen Holdings PLC and Warner Chilcott PLC, dated May 4, 2000 (incorporated herein by reference to Exhibit 2.1 to Warner Chilcott PLC’s Current Report on Form 8-K filed on May 15, 2000, Commission File No. 000-29364)

10.6	Estrace Transitional Support and Supply Agreement between Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated herein by reference to Exhibit 10.2 to Warner Chilcott PLC’s Current Report on Form 8-K filed on February 29, 2000, Commission File No. 000-29364 (the “Warner Chilcott PLC February 29, 2000 8-K”))

Exhibit No.	Description

10.7	Ovcon Transitional Support and Supply Agreement between Bristol-Myers Squibb Laboratories Company and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott PLC February 29, 2000 8-K)

10.8	Asset Purchase Agreement between Bristol-Myers Squibb Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10.8 to Galen Holdings PLC’s Form F-1 filed on July 2, 2001, Commission File No. 333-64324 (the “Galen Holdings July 2, 2001 F-1”))

10.9	Supply Agreement between Bristol-Myers Squibb Laboratories Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10.9 to the Galen Holdings July 2, 2001 F-1)

10.10	Assignment, Transfer and Assumption Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated herein by reference to Exhibit 4.28 to Galen Holdings PLC’s Annual Report on Form 20-F filed on January 2, 2003 for the year ended September 30, 2002, Commission File No. 333-12634)

10.11	Manufacturing Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated herein by reference to Exhibit 4.30 to Galen Holdings PLC’s Annual Report on Form 20-F filed on December 31, 2003 for the year ended September 30, 2003, Commission File No. 333-12634) (the “Galen Holdings’ 2002-2003 20-F”))

10.12	Purchase and Sale Agreement (OCS) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated herein by reference to Exhibit 4.31 to the Galen Holdings’ 2002-2003 20-F)

10.13	Purchase and Sale Agreement (Femhrt) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated herein by reference to Exhibit 4.32 to the Galen Holdings’ 2002-2003 20-F)

10.14	Transitional Supply Agreement, dated March 27, 2003, between Galen (Chemicals) Limited and Pfizer Inc. (incorporated herein by reference to Exhibit 4.33 to the Galen Holdings’ 2002-2003 20-F)

10.15	Co-promotion Agreement, effective May 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to Exhibit 4.34 to the Galen Holdings’ 2002-2003 20-F)

10.16	Option Agreement, dated as of April 1, 2003, by and between Bristol-Myers Squibb Company and Galen (Chemicals) Limited (incorporated herein by reference to Exhibit 4.35 to the Galen Holdings’ 2002-2003 20-F)

10.17	Development Agreement between LEO Pharma A/S and Galen (Chemicals) Limited, dated April 2, 2003 (incorporated herein by reference to Exhibit 4.36 to the Galen Holdings’ 2002-2003 20-F)

10.18	Manufacturing Agreement, dated as of September 24, 1997, by and between Duramed Pharmaceuticals, Inc. and Warner-Lambert Company (assigned to Galen (Chemicals) Limited pursuant to the Purchase and Sale Agreement (Femhrt), among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003) (incorporated herein by reference to Exhibit 4.40 to the Galen Holdings’ 2002-2003 20-F)

10.19	Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Exhibit 4.41 to Amendment No. 1 to the Annual Report on Form 20-F of Galen Holdings PLC, filed on January 5, 2004 for the year ended September 30, 2003 (File No. 333-12634))

Exhibit No.	Description

10.20	Business Purchase Agreement for the Sale and Purchase of the Business and Assets of Ivex Pharmaceuticals Limited, among Ivex Pharmaceuticals Limited, Galen Holdings, PLC, Gambro Northern Ireland Limited and Gambro BCT, Inc, dated April 28, 2004 (incorporated herein by reference to Exhibit 10.22 to the Warner Chilcott Holdings Company III S-4)

10.21	Purchase and Sale Agreement among Galen Holdings PLC, Nelag Limited, Galen Limited and Galen (Chemicals) Limited, dated April 28, 2004 (incorporated herein by reference to Exhibit 10.23 to the Warner Chilcott Holdings Company III S-4)

10.22	Purchase and Sale Agreement among Galen Limited, Galen Holdings PLC, Galen (Chemicals) Limited and Nelag Limited, dated April 27, 2004 (incorporated herein by reference to Exhibit 10.24 to the Warner Chilcott Holdings Company III S-4)

10.23	Third Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Roger M. Boissonneault (incorporated herein by reference to Exhibit 10.1 to Warner Chilcott plc’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008)

10.24	Second Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and W. Carl Reichel (incorporated herein by reference to Exhibit 10.2 to Warner Chilcott plc’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008 (the “Warner Chilcott November 10, 2008 10-Q”))

10.25	Second Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Anthony Bruno (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott November 10, 2008 10-Q)

10.26*	Employment Agreement, dated as of October 20, 2009, between Warner Chilcott plc and Mahdi Fawzi

10.27	Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Paul Herendeen (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott November 10, 2008 10-Q)

10.28	License, Supply and Development Agreement, dated as of September 14, 2005, between Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration Number 333-12666 (the “Warner Chilcott Holdings Company III S-4/A”)

10.29	Addendum I, dated September 14, 2005, to Master Agreement between Galen (Chemicals) Limited and LEO Pharma A/S, dated April 1, 2003 (incorporated herein by reference to Exhibit 10.32 to the Warner Chilcott Holdings Company III S-4/A)

10.30	Amended and Restated License and Supply Agreement, dated as of September 14, 2005, between Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Exhibit 10.33 to the Warner Chilcott Holdings Company III S-4/A)

10.31	Right of First Refusal Agreement, dated as of September 14, 2005, between Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Exhibit 10.34 to the Warner Chilcott Holdings Company III S-4/A)

10.32	Asset Purchase Agreement, dated as of September 30, 2005, between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.35 to the Warner Chilcott Holdings Company III S-4/A)

10.33	First Amendment to Asset Purchase Agreement, effective as of January 1, 2006, to the Asset Purchase Agreement between Bristol-Myers Squibb Company and Warner Chilcott Company, Inc., dated September 30, 2005 (incorporated herein by reference to Exhibit 10.36 to the Warner Chilcott Holdings Company III S-4/A)

Exhibit No.	Description

10.34	Trademark Assignment, dated as of January 1, 2006, by and among Westwood-Squibb Pharmaceuticals, Inc., Warner Chilcott Company, Inc. and LEO Pharma A/S (incorporated herein by reference to Exhibit 10.37 to the Warner Chilcott Holdings Company III S-4/A)

10.35	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company Inc. and Pfizer Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on August 11, 2006, Commission File No. 333-126660)

10.36	Warner Chilcott Holdings Company, Limited 2005 Equity Incentive Plan, amended and restated as of August 31, 2006 (incorporated herein by reference to Exhibit 10.46 to the Registration Statement on Form S-1 filed by Warner Chilcott Holdings Company, Limited on September 5, 2006, Registration No. 333-134893 (the “Warner Chilcott Holdings S-1”)

10.37	Waiver, dated September 25, 2006, to Section 3.1, Section 3.3 and Section 3.5(b) of the Option and License Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 and to Section 2.1 of the Finished Product Supply Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 (incorporated herein by reference to Exhibit 10.41 to the Warner Chilcott Holdings S-1)

10.38	Form of Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039 (the “Warner Chilcott 2006 10-K”)

10.39	Form of Share Option Award Agreement (incorporated herein by reference to Exhibit 10.51 to the Warner Chilcott 2006 10-K)

10.40	Form of Bonus Share Award Agreement (incorporated herein by reference to Exhibit 10.52 to the Warner Chilcott 2006 10-K)

10.41	Form of Management Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.53 to the Warner Chilcott 2006 10-K)

10.42	Form of Strip Grant Agreement (incorporated herein by reference to Exhibit 10.54 to the Warner Chilcott 2006 10-K)

10.43	Form of 2005 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.55 to the Warner Chilcott 2006 10-K)

10.44	Settlement and License Agreement dated as of January 9, 2009, by and among Warner Chilcott Company, LLC (f/k/a/ Warner Chilcott Company, Inc.), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (incorporated herein by reference to Exhibit 10.2 to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on August 7, 2009 for the quarter ended June 30, 2009 (the “Warner Chilcott Limited August 7, 2009 10-Q”))

10.45	Letter Agreement, dated as of May 7, 2009, between LEO Pharma A/S and Warner Chilcott Company, LLC with respect to the 80-185 product (incorporated herein by reference to Exhibit 10.1 to the Warner Chilcott Limited August 7, 2009 10-Q)

10.46	Warner Chilcott Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Warner Chilcott August 21, 2009 8-K12G3)

10.47	Deed Poll of Assumption relating to Equity Incentive Plan, dated as of August 20, 2009 (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott August 21, 2009 8-K12G3)

10.48*	Form of Warner Chilcott Equity Incentive Plan Restricted Share Unit Award Agreement

10.49*	Form of Warner Chilcott Equity Incentive Plan Share Award Agreement

10.50*	Form of Warner Chilcott Equity Incentive Plan Share Option Award Agreement

Exhibit No.	Description

10.51*	Warner Chilcott P&G Pharmaceuticals Business Transaction and Integration Incentive Program

10.52	Warner Chilcott Management Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Warner Chilcott August 21, 2009 8-K12G3)

10.53	Deed Poll of Assumption relating to Management Incentive Plan, dated as of August 20, 2009 (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott August 21, 2009 8-K12G3)

10.54	Commitment Letter among Warner Chilcott plc, Bank of America, N.A., Banc of America Bridge LLC, Credit Suisse, Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and certain of their respective affiliates dated August 24, 2009 (incorporated herein by reference to Exhibit 10.1 to the Warner Chilcott August 24, 2009 8-K)

10.55	Credit Agreement, dated as of October 30, 2009, among Warner Chilcott Holdings Company III, Limited, WC Luxco S.à r.l., Warner Chilcott Corporation, Warner Chilcott Company, LLC, Credit Suisse, Cayman Islands Branch, as administrative agent, Bank of America Securities LLC, as syndication agent and JPMorgan Chase Bank, N.A., as documentation agent, and the lenders thereunder (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on November 2, 2009)

10.56	Amendment No. 1 to Credit Agreement, dated as of December 16, 2009, among Warner Chilcott Holdings Company III, Limited, WC Luxco S.à r.l., Warner Chilcott Corporation, Warner Chilcott Company, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on December 18, 2009)

10.57*+	Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc. (the “Sanofi Collaboration Agreement”)

10.58*+	Amendment Agreement to the Collaboration Agreement, dated December 19, 2007, by and between The Procter & Gamble Company and Procter & Pharmaceuticals and Sanofi-Aventis U.S. LLC, as successor in interest to Aventis Pharmaceuticals, Inc. (the “Sanofi Amendment Agreement”)

10.59*+	Amendment to the Sanofi Amendment Agreement, dated October 9, 2008, by and between The Procter & Gamble Company and Procter & Pharmaceuticals and Sanofi-Aventis U.S. LLC

10.60	Form of Indemnification Agreement for directors and Secretary of Warner Chilcott plc (incorporated herein by reference to Exhibit 10.5 to the Warner Chilcott August 21, 2009 8-K12G3)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Warner Chilcott Public Limited Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Warner Chilcott Public Limited Company and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the PGP business from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded the acquired PGP business from our audit of internal control over financial reporting. The total assets (excluding amounts resulting from purchase price allocation) and total revenues of the acquired PGP business represent approximately 8% and 26%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, NJ

March 1, 2010

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

	As of December 31, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$539,006	$35,906
Accounts receivable, net	339,753	93,015
Inventories, net	236,203	57,776
Deferred income taxes	98,084	54,285
Prepaid income taxes	—	109
Prepaid expenses and other current assets	131,225	15,419

Total current assets	1,344,271	256,510

Other assets:
Property, plant and equipment, net	177,825	60,908
Intangible assets, net	3,302,386	993,798
Goodwill	1,060,644	1,250,324
Other non-current assets	146,115	21,351

Total assets	$6,031,241	$2,582,891

LIABILITIES
Current liabilities:
Accounts payable	$174,838	$15,014
Accrued expenses and other current liabilities	662,442	151,753
Income taxes payable	50,377	—
Current portion of long-term debt	208,960	5,977

Total current liabilities	1,096,617	172,744

Other liabilities:
Long-term debt, excluding current portion	2,830,500	956,580
Deferred income taxes	113,387	86,867
Other non-current liabilities	101,644	16,780

Total liabilities	4,142,148	1,232,971

Commitments and contingencies (see Note 15)

SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 251,594,687 and 251,294,256 shares issued and 251,594,687 and 250,781,978 shares outstanding	2,516	2,508
Additional paid-in capital	2,066,202	2,055,521
Accumulated deficit	(175,718)	(689,836)
Treasury stock, at cost (0 and 512,278 shares, respectively)	—	(6,352)
Accumulated other comprehensive (loss)	(3,907)	(11,921)

Total shareholders’ equity	1,889,093	1,349,920

Total liabilities and shareholders’ equity	$6,031,241	$2,582,891

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUE:
Net sales	$1,384,605	$918,992	$888,192
Other revenue	51,211	19,133	11,369

Total revenue	1,435,816	938,125	899,561
COSTS, EXPENSES AND OTHER:
Cost of sales (excludes amortization and impairment of intangible assets)	320,278	198,785	185,990
Selling, general and administrative	436,384	192,650	265,822
(Gain) on sale of assets	(393,095)	—	—
Research and development	76,737	49,956	54,510
Amortization of intangible assets	312,172	223,913	228,330
Impairment of intangible assets	—	163,316	—
Interest (income)	(162)	(1,293)	(4,806)
Interest expense	124,779	94,409	122,424

INCOME BEFORE TAXES	558,723	16,389	47,291
Provision for income taxes	44,605	24,746	18,416

NET INCOME / (LOSS)	$514,118	$(8,357)	$28,875

Earnings / (Loss) Per Share:
Basic	$2.05	$(0.03)	$0.12
Diluted	$2.05	$(0.03)	$0.12

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(All amounts in thousands except share amounts)

	Number of Ordinary shares	Common Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total
Balance as of December 31, 2006	250,557,866	$2,506	$2,040,877	$(710,156)	$1,335	$(6,330)	$1,328,232

Net income	—	—	—	28,875	—	—	28,875
Stock compensation	17,155	—	6,115	—	—	—	6,115
Adoption of ASC 740	—	—	—	(198)	—	—	(198)
Exercise of non-qualified options to purchase Ordinary Shares	8,690	—	172	—	—	—	172
Other comprehensive (loss)	—	—	—	—	(8,776)	—	(8,776)

Balance as of December 31, 2007	250,583,711	$2,506	$2,047,164	$(681,479)	$(7,441)	$(6,330)	$1,354,420

Net (loss)	—	—	—	(8,357)	—	—	(8,357)
Stock compensation	191,720	2	7,925	—	—	—	7,927
Purchase of treasury shares	(22,268)	—	—	—	—	(22)	(22)
Exercise of non-qualified options to purchase Ordinary Shares	28,815	—	432	—	—	—	432
Other comprehensive (loss)	—	—	—	—	(4,480)	—	(4,480)

Balance as of December 31, 2008	250,781,978	$2,508	$2,055,521	$(689,836)	$(11,921)	$(6,352)	$1,349,920

Net income	—	—	—	514,118	—	—	514,118
Stock compensation	554,065	5	13,067	—	—	—	13,072
Retirement of treasury stock	—	—	(6,352)	—	—	6,352	—
Exercise of non-qualified options to purchase Ordinary Shares	258,644	3	3,966	—	—	—	3,969
Other comprehensive income	—	—	—	—	8,014	—	8,014

Balance as of December 31, 2009	251,594,687	$2,516	$2,066,202	$(175,718)	$(3,907)	$—	$1,889,093

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net Income / (Loss)	$514,118	$(8,357)	$28,875
Other comprehensive (loss) / income:
Cumulative translation adjustment	(4,268)	(5,362)	524
Unrealized gain / (loss) on interest rate swaps (net of tax of $(174), $365 and $(537), respectively)	8,513	882	(9,300)
Actuarial gains related to defined benefit plans (net of tax of $1,577)	3,769	—	—

Total other comprehensive income / (loss)	8,014	(4,480)	(8,776)

Comprehensive Income / (Loss)	$522,132	$(12,837)	$20,099

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$514,118	$(8,357)	$28,875
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	14,727	11,275	10,250
Amortization of intangible assets	312,172	223,913	228,330
Impairment of intangible assets	—	163,316	—
Write-off of fair value step-up on acquired inventories	73,493	—	—
(Gain) on sale of assets	(393,095)	—	—
Provision for inventory obsolescence	11,540	14,730	10,948
Deferred income taxes	(67,877)	(16,307)	(28,706)
Amortization of debt finance costs	30,306	9,480	13,813
Stock compensation expense	13,072	7,927	6,115
Changes in assets and liabilities:
(Increase) / decrease in accounts receivable, prepaid and other assets	(18,132)	(15,234)	11,753
(Increase) / decrease in inventories	(8,513)	(18,475)	1,397
(Decrease) / increase in accounts payable, accrued expenses and other liabilities	(15,516)	6,811	22,529
Increase / (decrease) in income taxes and other, net	35,611	(65,797)	34,246

Net cash provided by operating activities	501,906	313,282	339,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(11,600)	(51,600)	(24,000)
Purchase of business, net of cash acquired (Note 4)	(2,869,378)	—	—
Proceeds from the sale of assets	1,000,000	—	—
Capital expenditures	(44,014)	(20,314)	(18,798)

Net cash (used in) investing activities	(1,924,992)	(71,914)	(42,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Term borrowings under New Senior Secured Credit Facilities	2,950,000	—	—
Redemption of 8.75% senior subordinated notes due 2015 (“Notes”)	(290,540)	(8,887)	—
Term repayments under Prior Senior Secured Credit Facilities	(582,557)	(227,682)	(350,511)
Payments for debt finance costs	(155,081)	—	—
Proceeds from the exercise of non-qualified options to purchase ordinary shares	3,969	432	172
Other	395	(101)	(101)

Net cash provided by / (used in) financing activities	1,926,186	(236,238)	(350,440)

Net increase / (decrease) in cash and cash equivalents	503,100	5,130	(53,688)
Cash and cash equivalents, beginning of period	35,906	30,776	84,464

Cash and cash equivalents, end of period	$539,006	$35,906	$30,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$104,678	$87,901	$111,346
Income taxes paid, net	$71,601	$99,466	$9,603

SCHEDULE OF NONCASH ACTIVITIES:
Increase / (decrease) in fair value of interest rate swaps, net	$8,513	$882	$(9,300)

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

1. The Company

Warner Chilcott Public Limited Company is an Irish company, which together with its wholly-owned subsidiaries (collectively, “Warner Chilcott,” or the “Company”) has operations in the United States, Puerto Rico, the United Kingdom (“UK”), the Republic of Ireland, Australia, Canada and many Western European countries. These consolidated financial statements include the accounts of Warner Chilcott Public Limited Company and all of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). As further discussed in Note 4, these financial statements reflect the results of operations of The Procter & Gamble Company’s (“P&G”) global branded prescription pharmaceutical business (“PGP”) subsequent to the October 30, 2009 acquisition of PGP. The Company’s fiscal year ends on December 31.

The Company is a leading global specialty pharmaceutical company currently focused on the gastroenterology, women’s healthcare, dermatology and urology segments of the North American and Western European pharmaceuticals markets. The Company is fully integrated with internal resources dedicated to the development, manufacture and promotion of its products. The Company’s portfolio of pharmaceutical products is promoted primarily in North America and Western Europe by the Company’s sales and marketing organization. The Company operates manufacturing facilities in Fajardo and Manati, Puerto Rico, Larne, Northern Ireland and Weiterstadt, Germany.

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

Acquisitions

The consolidated financial statements reflect the acquisition of an acquired business, including the acquisition of PGP, after the completion of the acquisition and are not restated. The Company accounts for acquired businesses using the purchase method of accounting, which requires that most assets acquired and liabilities assumed be recorded at the date of acquisition at their fair values. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill. When the Company has acquired net assets that do not constitute a business under U.S. GAAP, no goodwill has been recognized.

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

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

Foreign Currency

The Company has operations in the United States (“U.S.”), Puerto Rico, UK, Republic of Ireland, Australia, Canada and many Western European countries. The results of its non-U.S. operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in Shareholders’ equity and are included as a component of other comprehensive income / (loss).

The Company realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. Any gains / (losses) are included as a component of selling, general and administrative expenses.

Derivative Financial Instruments

The Company manages its exposure to certain market risks, including foreign exchange and interest rate risks, through the use of derivative financial instruments and accounts for them in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” (“ASC 815”).

On the date on which the Company enters into a derivative contract, it designates the derivative as: (i) a hedge of the fair value of a recognized asset or liability (fair value hedge), (ii) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge), (iii) a foreign currency fair value or cash flow hedge (foreign currency hedge) or (iv) a derivative instrument that is not designated for hedge accounting treatment. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged and are recorded in the statement of operations for derivatives that do not qualify for hedge accounting. Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged and are recorded in comprehensive income / (loss), if the derivative is designated and qualifies for hedge accounting.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of the collection of a fixed amount of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: sales returns, rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. Included in net sales are amounts earned under contract manufacturing agreements with third parties.

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and P&G, the Company acquired the global branded prescription

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

pharmaceutical business (“PGP”) of P&G for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). As a result of the PGP acquisition, the Company began to offer Medicare rebates and assumed significant managed care contracts in 2009. The costs incurred by the Company in connection with these rebates are considered sales-related deductions which reduce reported net sales. The Company estimates the accruals for these programs, based on estimated utilization rates, costs related to the programs and other historical data. In 2009, the Company initiated customer loyalty programs related to DORYX 150 mg, LOESTRIN 24 FE, and TACLONEX ointment 100 mg. These customer loyalty programs “cap” the per prescription co-pay amount paid by the Company’s ultimate customers. The costs incurred by the Company in connection with the customer loyalty programs are considered sales-related deductions which reduce reported net sales. The Company estimates the accruals for these programs, based on estimated redemption rates, costs per redemption and other historical data. In March 2009, the Department of Defense (“DoD”) implemented the National Defense Authorization Act of 2008 authorizing the DoD to access discounted pricing for pharmaceuticals dispensed at retail pharmacies to TRICARE beneficiaries (e.g., members of the United States armed forces, their dependants and military retirees). Accordingly, the Company is required to pay rebates to the DoD for purchases under this program. The TRICARE rebates are reflected as a reduction of net sales. As of December 31, 2009 and 2008, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $41,828 and $12,836, respectively. The amounts included in accrued liabilities were $333,291 and $76,683 (of which $106,378 and $61,282 related to reserves for product returns) as of December 31, 2009 and 2008, respectively.

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents, based on third-party sales, as earned in accordance with contract terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of “other revenue”. The Company also has agreements with other pharmaceutical companies to co-promote certain products. Revenues and related product costs are recognized on a gross basis in transactions where the Company is deemed to be the principal in the transaction. Revenues earned based on upon a percentage of the co-promotion partners’ net sales are recognized, on a net basis, when the co-promote partners ship the related products and title passes to their customers. Contractual payments due to co-promotion partners are included within selling, general & administrative (“SG&A”) expense and contractual payments due from co-promotion partners are included within other revenue. Total other revenue for the years ended December 31, 2009, 2008 and 2007 was $51,211, $19,133, and $11,369, respectively.

Advertising and Promotion (“A&P”)

Costs associated with A&P of the Company’s products are expensed as incurred and are included in SG&A expenses. A&P expenses totaled $61,089, $47,252 and $81,002 in the years ended December 31, 2009, 2008 and 2007, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $5,476, $8,550 and $33,900 in the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development (“R&D”)

R&D costs are expensed as incurred. Milestone payments made to third parties in connection with R&D collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the respective intangible asset based on future use and anticipated cash flows for the asset. Amounts capitalized for such payments are included in intangible assets, net of accumulated amortization. In connection with the adoption of ASC 805 “Business Combinations” (“ASC 805”) on January 1, 2009, the Company capitalized acquired in-process research and development (“IPR&D”) acquired through the acquisition of a business as part of

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

non-amortizable intangible assets. These costs will begin to be amortized if the associated regulatory approval is received. If regulatory approval is not received, and the R&D study is considered to be no longer viable, the IPR&D would be considered impaired. Total IPR&D, included as a component of intangible assets, was $247,588 as of December 31, 2009.

Income Taxes

Income taxes are accounted for under ASC Topic 740 “Income Taxes” (“ASC 740”). Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Litigation and Contingencies

The Company is subject to litigation and contingencies in the ordinary course of business. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies”. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. In addition to case-by-case contingencies, the Company self-insures for certain liabilities not covered under its litigation insurance based on an estimate of potential claims. The Company develops such estimates in conjunction with its insurance providers and outside counsel.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost of goods or market value. Cost is determined based on a first-in, first-out basis and includes transportation and handling costs. In the case of manufactured products, cost includes material, labor and applicable manufacturing overhead. Provisions are made for obsolete, slow moving or defective items, where appropriate. As of December 31, 2009, inventories included a fair value step-up adjustment associated with the PGP acquisition of $105,504. This one-time increase in the cost of inventory is expected to be recognized in the statement of operations in 2010.

Product samples are stated at cost of goods and are included in prepaid expenses and other current assets.

Property, Plant and Equipment

Fixed assets are valued at acquisition cost plus any direct expenses of acquisition. Property, plant and equipment are depreciated over their estimated useful lives, principally using the straight-line method. Interest incurred as part of the cost of constructing fixed assets is capitalized and amortized over the life of the asset. No depreciation is charged on land. The Company utilizes licensed software as part of its operating environment. The costs of licensing and implementing enterprise resource planning software are capitalized up to the point of

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

implementation and then amortized over the estimated useful life of the software in accordance with ASC Topic 350-40 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

The estimated useful lives used by the Company to calculate depreciation are (in years):

Buildings	20
Plant and machinery	10
Computer equipment and software	3 – 5
Furniture and fixtures	10
Automobiles	3 – 4

Intangible Assets and Goodwill

In accordance with ASC 805, net assets of companies acquired in purchase transactions are recorded at their fair value on the date of acquisition. As such, the historical cost basis of individual acquired assets and liabilities are adjusted to reflect their fair value on the date of acquisition. The Company has recorded intangible assets primarily related to marketed products, IPR&D and goodwill. Identifiable intangible assets such as those related to marketed products or IPR&D projects, are measured at their respective fair values as of the acquisition date. The Company believes the fair values assigned to its acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition dates. Discounted cash flow models are used in valuing these intangible assets, and these models require the use of significant estimates and assumptions including but not limited to:

•	estimates of revenues and operating profits related to the products or product candidates;

•	the probability of success for unapproved product candidates considering their stages of development;

•	the time and resources needed to complete the development and approval of product candidates;

•

the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory approvals; and

•	risks related to the viability of and potential alternative treatments in any future target markets.

Identified intangibles, other than indefinite-lived intangible assets, are amortized on an accelerated or straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows. The majority of the Company’s identifiable intangible assets are owned by one of its Puerto Rican subsidiaries. The Company continually reviews and assesses the long range cash flow forecast for all its products. As a result of changing assumptions in evaluating the recoverability of intangible assets, some assets may be impaired and some assets which are not impaired may be subject to a change in amortization recognized in future periods to better match expected future cash flows.

Goodwill represents the excess of acquisition costs over the fair value of the net assets of the businesses purchased. Goodwill is not amortized and is reviewed for potential impairment on an annual basis, or if events or circumstances indicate, a potential impairment. This analysis is performed at the reporting unit level. The fair value of the Company’s reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill as defined in ASC 350, “Intangibles—Goodwill and other,” (“ASC 350”) is compared with the carrying

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

amount of that goodwill. An impairment loss would be recorded if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. The Company has one reporting unit where goodwill resides and performed its annual impairment test in the fourth quarter of the year ended December 31, 2009, noting no impairment.

Definite-lived intangible assets are evaluated for impairment in accordance with ASC 350. An impairment loss would be recognized if the carrying value of an intangible asset were not recoverable. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company’s intangible assets consist of trademarks, patents and other intellectual property and are amortized on either a straight-line or accelerated basis over the individual asset’s estimated useful lives not to exceed 15 years. As of December 31, 2009, the weighted average amortization period of intangible assets was approximately 3.5 years. In addition, the Company has valued a trademark with an indefinite life which is not amortized; however, the carrying value would be adjusted if it were determined that the fair value had declined. The Company performs an impairment test annually on its trademark. The Company performed its annual impairment test on its trademark in the fourth quarter of the year ended December 31, 2009, noting no impairment. As of December 31, 2009, the Company also had non-amortizable IPR&D intangible assets. The Company continuously reviews its products’ remaining useful lives based on each product family’s estimated future cash flows.

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

Deferred Loan Costs

Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the term of the respective financing arrangements using the effective interest method. When long-term debt is paid down in advance, the loan fees associated with the prepaid debt are expensed as a component of interest expense in addition to the normal amortization expense recognized. Interest expense resulting from amortization and write-offs of loan fees amounted to $30,306, $9,480 and $13,813 in the years ended December 31, 2009, 2008 and 2007, respectively. The year ended December 31, 2009 included the write-off of $7,838 of debt fees relating to the Prior Senior Secured Credit Facilities and $6,071 in connection with the tender for a portion of the Notes. Deferred loan costs were $140,474 and $19,929 as of December 31, 2009 and December 31, 2008, respectively, and are included in other non-current assets in the consolidated balance sheet.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 718 “Compensation – Stock Compensation,” (“ASC 718”) which requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock grants, be measured at fair value and recognized as compensation expense over the vesting periods.

Defined Benefit Plans

Following the PGP Acquisition, the Company provides defined benefit pension plans for certain of its European employees. The Company recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability on its consolidated balance sheet. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate and expected return on plan assets. Other assumptions used may include employee demographic factors such as compensation rate increases, retirement patterns, expected employee turnover and participant mortality rates. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain)/loss. If the total net actuarial (gain)/loss included in accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. Net periodic benefit costs are recognized in the consolidated statement of operations.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”, formerly (EITF) issue 08-01). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential effect, if any, the adoption of ASU 2009-13 will have on its financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have an impact on the Company’s consolidated financial position or results of operations .

In July 2009, the FASB issued ASC Topic 105 (“ASC 105”) (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement is effective September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement, but does not expect the adoption to have a material effect on its financial position or results of operations.

In December 2008, the FASB issued guidance now codified within ASC Topic 715, Compensation—Retirement Benefits (“ASC 715”). ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other post-retirement plans, enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures will provide users an understanding of significant concentrations of risk in plan assets. The guidance shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. The Company adopted the guidance for the year ended December 31, 2009. The adoption is for disclosure purposes only and did not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued guidance now codified within ASC 810. ASC 810 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. The amendments are effective for fiscal years beginning on or after December 15, 2008 and were adopted by the Company on January 1, 2009 on a prospective basis. The adoption did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued guidance now codified within ASC 805. ASC 805 requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices. ASC 805 also changes the definition of a business to exclude consideration of certain resulting outputs used to generate revenue. ASC 805 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted ASC 805 on January 1, 2009. See “Note 4—PGP Acquisition” for PGP purchase accounting details.

In June 2007, the FASB issued guidance now codified in ASC 808-10 Collaborative Arrangements defining a collaborative arrangement as one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third-parties in connection with collaborative arrangements are presented gross or net based on the criteria in ASC 605-45-45 Principal Agent Considerations and other accounting literature. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. See “Note 7—Collaboration Agreements” for details on the Company’s significant arrangements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

3. Redomestication

In prior periods, the Company’s consolidated financial statements presented the accounts of Warner Chilcott Limited, a Bermuda company, and all of its wholly-owned subsidiaries. In May 2009, the Board of Directors of Warner Chilcott Limited announced that it had unanimously approved the redomestication of the company from Bermuda to Ireland, subject to the approval of a scheme of arrangement by the company’s stockholders and the approval of the Supreme Court of Bermuda. On August 5, 2009 and August 14, 2009, respectively, the scheme of arrangement was approved by the shareholders of Warner Chilcott Limited and the Supreme Court of Bermuda. At 7:30 pm on August 20, 2009, the effective time of the scheme of arrangement, each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares, par value $0.01 per share, of Warner Chilcott plc on a one-for-one basis. As a result of the transaction, Warner Chilcott plc, a public limited company organized in, and a tax resident of, Ireland, became the ultimate public holding company of the Warner Chilcott group. On August 21, 2009, the shares of Warner Chilcott plc began trading on the NASDAQ Global Market under the symbol “WCRX,” the same symbol under which Warner Chilcott Limited’s shares previously traded. References throughout to “we”, “our” or the “Company” refer to Warner Chilcott Limited and its subsidiaries prior to the effective time of the scheme of arrangement and to Warner Chilcott plc and its subsidiaries since the effective time of the scheme of arrangement. In addition, references throughout this Form 10-K and the Notes to the Consolidated Financial Statements to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the effective time of the scheme of arrangement and to the Company’s ordinary shares, par value $0.01 per share, since the effective time of the scheme of arrangement. The redomestication did not have an impact on the Company’s financial position, results of operations or cash flows in any periods presented.

4. Acquisitions

PGP Acquisition

On October 30, 2009, pursuant to the Purchase Agreement between the Company and P&G, the Company acquired PGP for $2,919,261 in cash and the assumption of certain liabilities. The purchase price remains subject to certain post-closing price adjustments. Under the terms of the Purchase Agreement, the Company acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60,000. The total purchase price of $2,919,261 was allocated to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. PGP has two primary products: ASACOL and ACTONEL. ASACOL is the leading treatment for ulcerative colitis in the U.S. market for orally administered 5-aminosalicylic acid (“5-ASA”) products. ACTONEL is the leading branded product in the U.S. non-injectable osteoporosis market for the prevention and treatment of osteoporosis in women. In addition to ASACOL and ACTONEL, PGP markets several other products, including ENABLEX, which serves the overactive bladder market. The Company pursued the acquisition of PGP to expand its women’s healthcare product line, add a specialty segment in gastroenterology, establish itself in the urology market and expand the Company’s reach into markets outside of the U.S., that include Canada, most of the major markets in Western Europe and Australia.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The acquisition of PGP has been accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in the Company’s consolidated statement of operations. The total revenues of PGP included in the Company’s consolidated results of operations for the year ended December 31, 2009 were $374,014. The purchase price allocation presented below is considered preliminary pending completion of the final valuation. Final determination of the fair values may result in further adjustments to the values presented below.

Purchase Price:
Cash consideration	$2,919,261

Identifiable net assets:
Trade accounts receivable (approximates contractual value)	$298,248
Inventories	256,214
Other current and long term assets	79,169
Property, plant and equipment	85,069
Intangible assets—intellectual property	2,587,208
IPR&D	247,588
Other current and long term liabilities	(645,468)
Deferred income taxes, net	(50,703)

Total identifiable net assets	2,857,325

Goodwill	61,936

Total	$2,919,261

The fair value of receivables acquired was $298,248, with gross contractual amounts receivable of $324,760. The goodwill associated with this acquisition is reported within the Company’s North America segment. The goodwill results from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, which the Company believes will result in incremental revenue and profitability.

Intangible Assets

A substantial portion of the assets acquired consisted of intangible assets related to PGP’s marketed products and PGP’s IPR&D projects. Management determined that the estimated acquisition-date fair values of the intangible assets related to the marketed products and IPR&D projects were $2,587,208 and $247,588, respectively.

The two most significant intangible assets related to the PGP’s marketed products was $530,351 related to ACTONEL and $1,859,257 related to ASACOL. In accordance with ASC 350 the Company has determined that these intangible assets have finite useful lives and will be amortized over their respective useful lives.

The most significant intangible asset related to the IPR&D projects was $241,447 for the follow-on drug candidate to an existing product in post-menopausal osteoporosis. In accordance with the guidance in ASC 350, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete,

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

The estimated fair value of the intangible assets related to the marketed products and IPR&D projects was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value of these intangible assets using a present value discount rate ranging from 12.0% to 13.5%, and ranging from 16.5% to 19.0%, for the marketed products and IPR&D, respectively, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of PGP. This is comparable to the estimated internal rate of return for PGP’s operations and represents the rate that market participants would use to value the intangible assets. Some of the other significant assumptions inherent in the development of the identifiable intangible asset valuations, from the perspective of a market participant, include the estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and contributory asset charges), the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream and other factors. For the intangible assets related to the IPR&D projects, the Company compensated for the differing phases of development of each project by probability-adjusting its estimation of the expected future cash flows associated with each project. The Company then determined the present value of the expected future cash flows using the discount rate ranging from 16.5 % to 19.0%. The projected cash flows from the IPR&D projects were based on key assumptions such as estimates of revenues and operating profits related to the projects considering their stages of development; the time and resources needed to complete the development and approval of the related product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

The intangible asset related to PGP’s marketed products are amortized over their estimated useful life using an amortization rate derived from the forecasted future product sales for these products. The weighted-average amortization period for these intangible assets is approximately 4 years.

Deferred Tax Assets and Deferred Tax Liabilities

Net deferred tax liabilities of $50,703, resulting from the acquisition, were primarily related to the difference between the book basis and tax basis of the intangible assets related to the marketed products and IPR&D projects. Pursuant to ASC 740-10-3-2, deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. At the date of acquisition, the Company concluded, that it is more likely than not that it will not realize the benefits from deferred tax assets resulting from certain NOLs. As a result, the Company has recorded a valuation allowance of $11,042 to reduce these deferred tax assets.

Pro Forma Information (unaudited)

The following summarized pro forma consolidated income statement information assumes that the PGP Acquisition occurred as of January 1, 2008. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from PGP resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at October 30, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

PGP. These pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred if the Company had completed these acquisitions as of the periods shown below or the results that will be attained in the future:

	Year Ended December 31,
	2009	2008
Total revenues(1)	$3,258,019	$3,353,019
Net income / (loss)(1)	$692,102	$(176,229)

(1)	The pro forma amounts have not been adjusted to remove the impacts of the LEO Transaction (discussed in Note 5) for the periods presented.

Acquired Contingencies

Liabilities assumed for PGP on October 30, 2009 included certain contingent liabilities valued at approximately $5,000 which were valued in accordance with the FASB ASC 450, “Accounting for Contingencies.”

Financing for PGP Acquisition

To finance the PGP Acquisition, the Company used a combination of cash on hand and borrowings under its New Senior Secured Credit Facilities (see Note 13).

LEO agreements

In September 2005, the Company entered into agreements with LEO under which the Company acquired the rights to certain products under development. LEO also granted the Company a right of first refusal and last offer for the U.S. sales and marketing rights to dermatology products developed by LEO through 2010. In September 2007, the Company made a $10,000 payment under this agreement as a result of the FDA’s acceptance of LEO’s New Drug Application (“NDA”) submission for TACLONEX scalp topical suspension (“TACLONEX scalp”), which was included in R&D in the year ended December 31, 2007. In June 2008, the Company made a $40,000 milestone payment under this agreement as a result of the FDA’s approval of the NDA for TACLONEX scalp. This $40,000 payment was recorded as an intangible asset as part of the DOVONEX/TACLONEX product family. These agreements were terminated in connection with the LEO Transaction on September 23, 2009.

5. LEO Transaction

On September 23, 2009, the Company entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid the Company $1,000,000 in cash in order to terminate the Company’s exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all dermatology products in LEO’s development pipeline) in the United States and to acquire certain assets related to the Company’s distribution of DOVONEX and TACLONEX products in the United States. The transaction (the “LEO Transaction”) closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, the Company entered into a distribution agreement with LEO pursuant to which the Company agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX for LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. In addition, the Company agreed to provide certain transition services for LEO for a period of up to one year after the closing.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

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

In addition, during the quarter ended September 30, 2009, the Company recorded a deferred gain of $68,919 relating to the sale of certain inventories to LEO in connection with the LEO Transaction. In the fourth quarter of 2009, the Company recognized $34,184 of the deferred gain as a reduction to cost of sales ($33,500 net of tax). However, the remaining $34,735 of the deferred gain is expected to be recognized during 2010 as the Company continues to distribute products for LEO under the distribution agreement. The aggregate gain from the LEO Transaction is expected to be $462,014 (or $447,629 net of tax).

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

6. Earnings Per Share

The Company accounts for EPS in accordance with ASC Topic 260, “Earnings Per Share” and the related guidance, which requires two calculations of Earnings Per Share (“EPS”) to be disclosed: basic EPS and diluted EPS. The numerator in calculating basic and diluted EPS is an amount equal to consolidated net income / (loss) in the years ended December 31, 2009, 2008 and 2007, respectively. The denominator in calculating basic and diluted EPS is the weighted average shares outstanding plus the dilutive effect of stock option grants and restricted share grants, when applicable. The following is the calculation of EPS for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net income / (loss) available to common shareholders	$514,118	$(8,357)	$28,875

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	250,564,791	249,807,332	248,916,157
Dilutive effect of stock option grants and unvested restricted stock grants	654,197	—	1,537,883

Diluted number of ordinary and potential ordinary shares outstanding	251,218,988	249,807,332	250,454,040

Earnings per ordinary share:
Basic	$2.05	$(0.03)	$0.12
Diluted	$2.05	$(0.03)	$0.12
Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase ordinary shares	6,144,603	4,074,236	3,073,607

Unvested restricted stock grants	552,164	974,647	137,597

7. Collaboration Agreements

As a result of the PGP Acquisition, the Company has entered into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing and distribution. These collaborations often require milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party. Each collaboration is unique in nature and the Company’s more significant arrangements are discussed below.

Sanofi

The Company and Sanofi-Aventis US LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan. Pursuant to the agreement, a management committee comprised of equal representation from the Company and Sanofi is responsible for overseeing the development and promotion of ACTONEL. The Company’s rights and obligations are specified by geographic market. In certain geographic markets, the Company shares selling and A&P costs as well as product profits based on contractual percentages. In geographic markets where the Company is deemed to be the principal in transactions with customers, revenues and related product costs are recognized on a gross basis. The Company’s share of selling,

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

A&P and contractual expenses are recognized in SG&A expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. The Sanofi agreement expires on January 1, 2015. For the year ended December 31, 2009, the Company recognized net sales and other revenue related to ACTONEL of $213,686 and $8,331, respectively, and co-promotion expenses related to the Sanofi agreement of $98,900 were recognized in SG&A expense.

Novartis

The Company and Novartis are parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. The Company shares expenses with Novartis pursuant to the agreement and these costs are included within SG&A. The Company receives a contractual percentage of Novartis’ sales of ENABLEX, which is recorded, on a net basis, in other revenue. Under the agreement which expires in August 2016, the Company may be required to make payments to Novartis upon the achievement of various sales milestones that could aggregate up to $15,000. For the year ended December  31, 2009, the Company recognized other revenue related to ENABLEX of $14,943.

8. Derivatives and Fair Value of Financial Instruments

Derivative Financial Instruments

Derivative financial instruments are measured at fair value as defined by ASC 820, and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive income, depending on the timing and designated purpose of the derivative.

The Company entered into an interest rate swap contract covering a portion of its variable rate debt under our term loan indebtedness under our Prior Senior Secured Credit Facilities with affiliates of Morgan Stanley. The swap fixed the interest rate on the covered portion of the Company’s variable rate debt, hedging a portion of its exposure to potentially adverse movements in interest rates under its Prior Senior Secured Credit Facilities.

For all prior periods, the derivative instrument was designated as a cash flow hedge with the related gains/(losses) recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. During the quarter ended September 30, 2009, as a result of the cash received from the LEO Transaction, the Prior Senior Secured Credit Facilities were terminated, resulting in the elimination of the variable rate debt that the interest rate swap had previously hedged. As a result, the derivative instrument was no longer an effective cash flow hedge and the related payment made in the last quarter the interest rate swap was still in effect of $2,528 was recognized in the statement of operations as a component of interest expense. The gains/(losses) recorded in other comprehensive income were $8,513, $882 and $(9,300) in the years ended December 31, 2009, 2008 and 2007, respectively.

The Company adopted ASC 820 on January 1, 2008, for its financial assets and financial liabilities. ASC 820 defines fair value, provides guidance for measuring fair value and requires certain disclosures. ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

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

The fair value of the Company’s interest rate swap was determined under Level 3 based upon unobservable market inputs provided by an independent third party financial institution as defined by ASC 820. The reconciliation of the fair value (net of tax) of the interest rate swap is as follows:

Value of interest rate swaps as of December 31, 2007	$(9,395)
Total gains included in other comprehensive (loss) for year ended December 31, 2008	882

Value of interest rate swaps as of December 31, 2008	(8,513)
Total gains included in other comprehensive income for the year ended December 31, 2009	8,513

Value of interest rate swaps as of December 31, 2009	$0

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2009 and December 31, 2008 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt outstanding under its New Senior Secured Credit Facilities approximates fair value since interest is at variable rates and it re-prices frequently. The Company’s Notes were publicly traded securities. The fair value of the Company’s Notes, based on available market quotes, was $93,709 ($89,460 book value) and $349,600 ($380,000 book value) as of December 31, 2009 and December 31, 2008, respectively.

9. Inventories

Inventories consist of the following:

	As of December 31, 2009	As of December 31, 2008
Finished goods	$179,347	$45,566
Work-in-progress / Bulk	34,084	3,859
Raw materials	22,772	8,351

	$236,203	$57,776

Amounts above are net of $7,495 and $12,965 related to inventory obsolescence reserves as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, finished goods inventories included a fair market step-up adjustment related to the PGP Acquisition of $105,504. This one-time increase in the cost of inventory is expected to be recognized in the statement of operations in 2010.

Product samples are stated at cost ($5,017 and $3,618 as of December 31, 2009 and December 31, 2008, respectively) and are included in prepaid expenses and other current assets.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

10. Property, Plant and Equipment, net

Property, plant and equipment, net, including additions as a result of the PGP Acquisition, consist of the following:

	As of December 31, 2009	As of December 31, 2008
Land and buildings	$85,910	$22,300
Plant and machinery	43,379	24,772
Computer equipment and software	44,000	24,815
Furniture and fixtures	4,470	2,443
Automobiles	4,320	482
Construction in Progress	35,605	12,856

	217,684	87,668
Less accumulated depreciation	39,859	26,760

	$177,825	$60,908

Depreciation expense was $14,727, $11,275 and $10,250 in the years ended December 31, 2009, 2008 and 2007, respectively.

11. Goodwill and Intangible Assets

In connection with the PGP Acquisition, the Company recognized goodwill as the excess cost of the acquired entity over the net fair value amounts assigned to all assets and liabilities acquired. Goodwill recognized in connection with the PGP Acquisition was $61,936 and has been allocated to the North American reporting unit. The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The following table represents the Company’s changes in goodwill during the year ended December 31, 2009:

Balance, January 1, 2009	$1,250,324
Reduction resulting from the LEO Transaction	(251,616)
Increase related to the PGP Acquisition	61,936

Balance, December 31, 2009	$1,060,644

There were no changes to goodwill in the comparable period in 2008. Additionally, there were no accumulated impairment related losses to goodwill.

IPR&D acquired through the acquisition of a business is capitalized as non-amortizable intangible assets. These costs will begin to be amortized if the associated regulatory approval is received. If regulatory approval is not received, and the R&D study is considered to be no longer viable, the IPR&D would be considered impaired. Until such time that both the two events occur, IPR&D is treated as an indefinite-lived intangible asset. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Components of the Company’s intangible assets as of December 31, 2009, consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,856,293	$40,558	$1,815,735
ACTONEL	528,906	33,307	495,599
ESTRACE Cream	411,000	209,495	201,505
OVCON / FEMCON FE product family	401,000	344,748	56,252
DORYX	331,300	159,614	171,686
FEMHRT product family	315,600	279,564	36,036
ESTROSTEP FE	199,100	186,124	12,976
ENABLEX	90,731	3,707	87,024
PREVISCAN	51,099	3,783	47,316
ESTRACE Tablets	31,500	10,500	21,000
FEMRING	29,301	15,058	14,243
CACIT	17,186	441	16,745
MACROBID	16,739	1,239	15,500
Other products intellectual property	128,657	95,476	33,181

Total Definite-lived intangible assets	4,408,412	1,383,614	3,024,798

Indefinite-lived intangible assets
Trademark	30,000	—	30,000
IPR&D	247,588	—	247,588

Total intangible assets, net	$4,686,000	$1,383,614	$3,302,386

Aggregate amortization expense related to intangible assets was $312,172, $387,229 (including a $163,316 non-cash impairment charge) and $228,330 for the years ended December 31, 2009, 2008 and 2007, respectively. Included in amortization expense in the year ended December 31, 2009 was $16,107 relating to the DOVONEX/TACLONEX product family which was divested during the third quarter. The gross carrying value related to these assets was $289,536 and accumulated amortization was $69,464, which was written-off and included as a component of the gain resulting from the LEO Transaction (also see Note 5).

Estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for each of the next five years is as follows:

Amortization
2010	$647,223
2011	505,085
2012	420,048
2013	369,000
2014	293,308
Thereafter	790,134

3,024,798

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

12. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2009	As of December 31, 2008
Product rebates accruals (commercial and government)	$182,017	$9,684
ACTONEL co-promotion liability	169,114	—
Sales returns reserve	106,378	61,282
Customer loyalty and coupon programs	44,897	5,718
Payroll, commissions, and employee costs	33,677	15,055
Severance accruals	33,133	—
Contractual obligations	21,787	13,272
Professional fees	18,002	2,075
Advertising and promotion	8,829	815
Value-added tax liabilities	7,465	—
Research and development expense accruals	7,101	4,858
Deferred income	5,741	5,083
Interest payable	3,729	13,934
Uncertain tax positions(1)	1,943	2,450
Obligations under product licensing and distribution agreements	—	14,363
Other	18,629	3,164

Total	$662,442	$151,753

(1)	As of December 31, 2009 and 2008, all income tax liabilities were related to reserves recorded under ASC 740. In addition, reserves included as a component of other non-current liabilities as of December 31, 2009 and 2008 totaled $9,694 and $2,328, respectively.

The increase in accrued expenses was primarily due to product rebates and sales return reserves, liabilities to collaboration partners and certain employee costs, primarily attributable to the PGP Acquisition. The ACTONEL co-promote liability is to the Company’s collaboration partner, Sanofi and is further discussed in Note 7.

13. Indebtedness

New Senior Secured Credit Facilities

On October 30, 2009, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”), Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent, pursuant to which the Lenders have provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,200,000 comprised of (i) $2,950,000 in aggregate term loan facilities and (ii) a $250,000 revolving credit facility with a five-year maturity that is available to all Borrowers. The term loan facilities were initially comprised of (i) a Term A facility in the amount of $1,000,000 with a five-year maturity that was borrowed by the PR Borrower, (ii) a Term B facility in the amount of $1,600,000 with a five-and-a-half year maturity ($500,000 of which was borrowed by the US Borrower and $1,100,000 of which was borrowed by the PR

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Borrower) and (iii) a delayed- draw term loan facility in the amount of $350,000. The Borrowers borrowed a total of $2,600,000 under the term loan facilities and made no borrowings under the delayed-draw term loan facility or the revolving credit facility on October 30, 2009 to fund the PGP Acquisition. The interest rates on the borrowings under the New Senior Secured Credit Facilities, other than swing line loans, are (1) for the Term A facility, LIBOR (with a floor of 2.25%) plus 3.25%, or ABR, as defined, plus 2.25% and (2) for the Term B facility and the revolving credit facility, LIBOR (with a floor of 2.25%) plus 3.50% or ABR, as defined, plus 2.50%.

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

On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350,000 in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding Notes. On December 16, 2009, the outstanding delayed-draw term loan facility was terminated.

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

The New Senior Secured Credit Facilities contain a financial covenant that requires the ratio of total indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of Holdings III (both as defined in the New Senior Secured Credit Facilities) not to exceed certain levels. The New Senior Secured Credit Facilities also contain a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the New Senior Secured Credit Facilities) and other covenants that limit or restrict, among other things, the ability of Holdings III and certain of its subsidiaries to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. As of December 31, 2009, Holdings III was in compliance with all covenants under the New Senior Secured Credit Facilities.

The New Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default of cross acceleration of certain other material indebtedness, material judgments and liabilities, certain ERISA events, and invalidity of guarantees and security documents under the New Senior Secured Credit Facilities.

Prior Senior Secured Credit Facilities

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCL, entered into the $1,790,000 Prior Senior Secured Credit Facilities with Credit Suisse as administrative agent and lender, and the other lenders and

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

parties thereto. The Prior Senior Secured Credit Facilities consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 were available for letters of credit and swing line loans, respectively, to WCC and WCCL. All of the outstanding debt under the Prior Senior Secured Credit Facilities was repaid with a portion of the proceeds of the LEO Transaction.

8.75% Notes

On January 18, 2005, Warner Chilcott Corporation (“WCC”), a wholly-owned U.S. subsidiary, issued $600,000 aggregate principal amount of Notes. The Notes were initially guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à.r.l., Warner Chilcott Intermediate (Luxembourg) S.à.r.l., WC Pharmaceuticals I Limited, the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL (collectively, the “Guarantors”). Interest payments on the Notes were due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes were being amortized to interest expense over the ten-year term of the Notes using the effective interest method.

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its remaining $380,000 aggregate principal amount of outstanding Notes. WCC also commenced a solicitation of consents to certain proposed amendments to the Indenture, dated as of January 18, 2005, governing the Notes by and among WCC, the guarantors named therein and Wells Fargo Bank, National Association, as the Trustee (the “Indenture”). As set forth in the Offer to Purchase, the proposed amendments would, among other things, eliminate substantially all of the restrictive covenants and certain events of default and eliminate or modify related provisions contained in the Indenture. In connection with the Offer to Purchase, WCC purchased $290,540 aggregate principal amount of the Notes in December of 2009 for a total price of $304,341 (104.75% of the principal amount), plus accrued interest. On December 29, 2009 (the “Consent Date”), the Company had received consents from holders of approximately 76% of the Notes as of the Consent Date. The consents were sufficient to affect all of the proposed amendments to the Indenture. On December 30, 2009, the Company, the guarantors named therein and Wells Fargo Bank, National Association, as the Trustee, executed a supplemental indenture to the Indenture, effecting the proposed amendments to the Indenture. The supplemental indenture was binding on the holders of Notes not purchased in the tender offer.

Following the Company’s acceptance for purchase of $290,540 aggregate principal amount of the Notes on December 30, 2009, $89,460 aggregate principal amount of the Notes remained outstanding. In January of 2010, WCC received and accepted for purchase approximately $2,000 aggregate principal amount of the Notes. Thus, in total, WCC received and accepted for purchase approximately $292,540 aggregate principal amount of the Notes, representing approximately 77% of the aggregate principal amount of the Notes outstanding prior to the tender offer. On February 1, 2010, WCC redeemed all of the remaining Notes outstanding in accordance with the Indenture. The redemption price for the redeemed Notes was $1,043.75 per $1,000.00 principal amount plus accrued and unpaid interest.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Components of Indebtedness

As of December 31, 2009 and 2008, the Company’s outstanding debt included the following:

	Current Portion as of December 31, 2009	Long-Term Portion as of December 31, 2009	Total Outstanding as of December 31, 2009
Revolving credit loan	$—	$—	$—
Term loans	119,500	2,830,500	2,950,000
Notes	89,460	—	89,460

Total	$208,960	$2,830,500	$3,039,460

	Current Portion as of December 31, 2008	Long-Term Portion as of December 31, 2008	Total Outstanding as of December 31, 2008
Revolving credit loan	$—	$—	$—
Term loans	5,977	576,580	582,557
Notes	—	380,000	380,000

Total	$5,977	$956,580	$962,557

As of December 31, 2009, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2010 through 2014 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2010	$208,960
2011	219,500
2012	219,500
2013	219,500
2014	319,500
Thereafter	1,852,500

Total long-term debt	$3,039,460

14. Stock-Based Compensation Plans

The Company applied the provisions of ASC 718 during all periods presented. All share-based compensation to employees, including grants of non-qualified options to purchase ordinary shares and grants of restricted ordinary shares are measured at fair value on the date of grant and are recognized in the statement of operations as compensation expense over their vesting periods. For purposes of computing the amounts of share-based compensation expensed in any period, the Company treats option or share grants that time-vest as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting.

Total stock compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $13,072, $7,927 and $6,115 (related tax benefits were $3,306, $2,291 and $1,934, respectively), respectively.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Unrecognized future compensation expense was $12,912 as of December 31, 2009 which will be recognized as an expense over a remaining weighted average period of 1.12 years. On August 21, 2009, the Company registered 17,284,730 shares of its ordinary shares for issuance under the Warner Chilcott Equity Incentive Plan.

The Company has granted equity-based incentives to its employees comprised of restricted ordinary shares and non-qualified options to purchase ordinary shares. Restricted ordinary shares are granted and expensed, using the market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years.

In establishing the value of the options on the grant dates during 2007, the Company assumed that the ordinary shares, although having limited volatility history, had a similar volatility as a defined group of comparable companies. Beginning with the grant dates in 2008, the Company used its actual historical volatility for its ordinary shares to estimate the expected volatility at each grant date. The Company assumes that the options will be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2009 Grants	2008 Grants	2007 Grants
Dividend yield	None	None	None
Expected volatility	35.00%	35.00%	35.00 – 50.00%
Risk-free interest rate	2.35 – 3.84%	2.24 – 3.98%	4.03 – 5.03%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7.34 years.

The following is a summary of equity award activity for unvested restricted ordinary shares in the period from December 31, 2006 through December 31, 2009:

(in thousands except per share amounts)	Shares	Weighted Average Fair Value on Grant Date
Unvested restricted ordinary shares at December 31, 2006	2,663	$2.25

Granted shares	24	$16.82
Vested shares	(1,467)	1.55
Forfeited shares	(7)	15.24

Unvested restricted ordinary shares at December 31, 2007	1,213	$3.30

Granted shares	218	$17.29
Repurchased shares	(22)	1.00
Vested shares	(852)	1.98
Forfeited shares	(27)	15.65

Unvested restricted ordinary shares at December 31, 2008	530	$10.66

Granted shares	576	$13.70
Vested shares	(308)	6.30
Forfeited shares	(23)	15.24

Unvested restricted ordinary shares at December 31, 2009	775	$14.52

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2006 through December 31, 2009:

(in thousands except per share amounts)	Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at December 31, 2006	3,068	$3.01	$19.99

Granted options	134	$8.77	$16.84
Exercised options	(9)	8.02	15.00
Forfeited options	(119)	8.10	15.14

Balance at December 31, 2007	3,074	$3.05	$20.05

Granted options	1,263	$6.86	$16.84
Exercised options	(29)	8.01	14.97
Forfeited options	(234)	7.41	15.70

Balance at December 31, 2008	4,074	$3.95	$19.34

Granted options	2,796	$4.99	$13.01
Exercised options	(259)	7.78	15.44
Forfeited options	(290)	6.24	14.41

Balance at December 31, 2009	6,321	$4.14	$16.93

Vested and exercisable at December 31, 2009	2,614	$2.06	$21.04

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s common stock and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of December 31, 2009 is as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at December 31, 2009	6,305	$16.90	$28.47	$72,949
Vested and exercisable at December 31, 2009	2,614	$21.04	$28.47	$19,422

15. Commitments and Contingencies

Purchase Commitments

The Company has a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) and had a contingent purchase obligation with a separate product acquired in 2003 (ESTROSTEP FE) which expired in the third quarter of 2007. The remaining contingency of $2,900 is based on FEMHRT maintaining market exclusivity through the first quarter of 2010. Payments related to the two products totaled $11,600, $11,600 and $24,000 in the years ended December 31, 2009, 2008 and 2007, respectively. Pursuant to an agreement to settle certain patent litigation, the Company granted Barr Pharmaceuticals, Inc. (now Teva Pharmaceuticals Industries, Ltd. (together with its subsidiaries, “Teva”)), a non-exclusive license to launch a generic version of FEMHRT in November 2009, six months prior to the expiration of its patent with respect to this product. As of the date of this Form 10-K, to the Company’s knowledge, Teva has not launched a generic version of FEMHRT.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers which aggregate to $18,287. The Company’s aggregate remaining purchase commitments for the next five years as of December 31, 2009 are approximately:

Year
2010	$5,423
2011	11,999
2012	865
2013	—
2014	—

The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $40,893 and commitments of $20,078 relating to certain capital expenditures, which are payable within one year, as well as commitments for cancellation of services of $7,982.

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

In December 2008, the Company signed an agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2,000 in connection with signing the agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, the Company paid $9,000 to Dong-A, which was included in R&D expense for the year ended December 31, 2009, upon the achievement of a developmental milestone under the agreement. The Company agreed to pay for all development costs incurred during the term of the agreement and may make an additional payment to Dong-A of $13,000 upon the achievement of a contractually-defined milestone. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, from the product.

In February 2009, the Company acquired the U.S. rights to NexMed Inc.’s (“NexMed”) topically applied alprostadil cream for the treatment of ED and the previous license agreement between the Company and NexMed relating to the product was terminated. Under the terms of the acquisition agreements, the Company paid NexMed an up-front payment of $2,500, which was included in R&D expense in the year ended December 31, 2009, and agreed to pay a milestone payment of $2,500 to NexMed upon the FDA approval of the product New Drug Application. The Company is currently working to prepare its response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

Product Development Agreements—PGP Acquisition

As part of the PGP Acquisition, the Company became party to certain agreements including:

In July 2005, PGP entered into a co-development and co-promotion agreement with Novartis under which Novartis agreed to co-develop and co-promote ENABLEX. Under the agreement, the Company may be required

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

to make payments to Novartis upon the achievement of various sales milestones that could aggregate up to $15,000.

In June 2006, PGP entered into an agreement with Watson under which PGP acquired the rights to certain products under development relating to trans-dermal delivery systems for testosterone for use in females. Under the product development agreement, the Company may be required to make additional payments to Watson upon the achievement of various developmental milestones that could aggregate up to $25,000. Further, the Company agreed to pay a supply fee and royalties to Watson on the net sales of those products.

In June 2007, PGP entered into an agreement with Dong Wha. Under the agreement, the PGP acquired an exclusive license to develop, manufacture and commercialize compounds world wide, excluding Asia, for the treatment of osteoporosis. The Company may make additional payments to Dong-Wha upon the achievement of various developmental milestones that could aggregate up to $181,000. In addition, the Company agreed to pay royalties to Dong-Wha based on the net sales, if any, of the products covered under the agreement.

Other

The Company and Sanofi are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan. Pursuant to the agreement, a management committee comprised of equal representation from the Company and Sanofi is responsible for overseeing the development and promotion of ACTONEL. The rights and obligations of the Company and Sanofi are specified by geographic market. In certain geographic markets, the Company and Sanofi share development and promotion costs as well as product profits based on contractual percentages. Pursuant to this agreement, the Company is obligated to incur an agreed upon amount for A&P and selling each fiscal year.

As mentioned above, the Company and Novartis are parties to an agreement to co-promote ENABLEX, developed by Novartis, in the United States. The Company and Novartis share development and promotion costs pursuant to the agreement. Such costs incurred by the Company are included within SG&A. The Company receives a contractual percentage of Novartis’ sales of ENABLEX, which is recorded on a net basis in “other revenue”. Pursuant to this agreement, the Company is obligated to incur an agreed upon amount for A&P and selling each fiscal year.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

16. Income Taxes

The Company operates in many tax jurisdictions: including the Republic of Ireland, the U.S., the UK, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The following table shows the principal reasons for the difference between the effective tax rate and the U.S. statutory income tax rate:

	Year Ended December 31,
	2009	2008	2007
U.S. statutory rate	35.0%	35.0%	35.0%

Income before income taxes	$558,723	$16,389	$47,291

Income tax provision/(benefit) at U.S. statutory rate	$195,553	$5,736	$16,552
Meals and entertainment & other	3,733	3,857	4,370
Effect of foreign tax rates, net	(167,572)	(42,405)	(4,831)
Tax rate differential on impairment of intangible assets	—	53,894	—
Tax reserves, including interest	6,176	672	4,654
U.S. state and local taxes	4,822	2,987	2,244
Tax credits	(850)	(2,475)	(631)
Valuation allowances	2,174	1,480	(3,134)
Other differences, net	569	1,000	(808)

Provision for income taxes	$44,605	$24,746	$18,416

Effective income tax rate	8.0%	151.0%	38.9%

The components of income / (loss) before income taxes and the provision / (benefit) for income taxes are presented in the tables below:

	Year Ended December 31,
	2009	2008	2007
Income / (loss) before income taxes:
U.S.	$50,742	$56,687	$30,606
Foreign.	507,981	(40,298)	16,685

Total	558,723	16,389	47,291

Provision / (benefit) for current taxes:
Foreign	41,887	2,892	2,972
U.S. federal tax	60,184	38,046	35,844
U.S. state and local taxes	12,874	115	8,306

Total	114,945	41,053	47,122

(Benefit) / provision for deferred taxes:
Foreign	(27,586)	(4,523)	(2,305)
U.S. federal tax	(39,044)	(13,309)	(21,547)
U.S. state and local taxes	(3,710)	1,525	(4,854)

Total	(70,340)	(16,307)	(28,706)

Total provision / (benefit) for income taxes	$44,605	$24,746	$18,416

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Deferred income tax items arise because of differences in the book and tax treatment of certain assets and liabilities. The items giving rise to deferred tax assets and liabilities are summarized in the following table:

	As of December 31, 2009	As of December 31, 2008
Deferred tax assets:
Loss carryforwards	$25,197	$11,492
Accrued expenses	82,593	34,136
Inventory	16,885	18,367
Uncertain tax positions	1,425	1,019
State income taxes	638	1,201
Stock-based compensation	7,173	3,842
Property, plant and equipment allowances	6,072	1,545
Other	2,045	1,921

Gross deferred tax assets	142,028	73,523

Deferred tax liabilities:
Intangible assets	(134,747)	(95,879)
Other	(402)	(333)

Gross deferred tax liabilities	(135,149)	(96,212)

Valuation allowance	(22,182)	(9,893)

Net deferred tax liabilities	$(15,303)	$(32,582)

At December 31, 2009 and 2008, the Company had foreign net operating loss carryforwards available to offset future taxable income of $92,992 ($25,197 of related deferred tax assets) and $31,227 ($11,492 of related deferred tax assets). Included in these net operating loss carryforwards are $42,305 ($11,845 of related deferred tax assets) and $30,992 ($8,651 of related deferred tax assets) related to losses in the UK with an unlimited carryover period and $50,687 ($13,352 of related deferred tax assets) and $235 ($97 of related deferred tax assets) related to other foreign jurisdictions which will expire at various fiscal years between 7 and 15 years from now, if not utilized. For U.S. state and local tax purposes, the Company had net operating loss carryforwards of approximately $125,118 ($2,744 of related deferred tax assets) for 2007 which were utilized in full during 2008. The Company also had tax credits carryovers of $1,902 in Puerto Rico for 2008 with were utilized in full during 2009.

Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred asset related to substantially all of the UK and other foreign jurisdictions’ cumulative gross net operating loss carryforwards, and certain other deferred assets, will not be realized. Accordingly, the Company recorded net, or after-tax, aggregate valuation allowances for the years ended December 31, 2009 and 2008 of $22,182 (or $82,698 on a gross basis) and $9,893 (or $30,050 on a gross basis), respectively. These valuation allowances related to (1) UK cumulative net operating losses, (2) other foreign cumulative net operating losses and (3) certain tax credits.

The Company intends to continue to reinvest accumulated earnings of its subsidiaries indefinitely; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries. As of December 31, 2009, the cumulative amount of the Company’s temporary difference relating to investments in subsidiaries that are essentially permanent in duration was approximately $847,000. The amount of the resulting unrecognized deferred tax liability related to this temporary differences was approximately $3,300.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Currently, the Internal Revenue Service (“IRS”) is auditing the Company’s U.S. tax returns for the years ended December 31, 2005 and 2006. The years ended December 31, 2007 and 2008 are open for U.S. audit, but are not currently under audit. The years ended December 31, 2004 through December 31, 2007 have been settled with the Puerto Rican tax authorities. The year ended December 31, 2008 is open for audit by the Puerto Rican tax authorities. In addition, certain state and other foreign jurisdictions for various periods are under audit.

The Company adopted the provisions of ASC 740 “Income Taxes”, (formerly FIN 48) on January 1, 2007. As of December 31, 2009, 2008 and 2007, the Company’s liability for unrecognized tax benefits was $10,568, $3,527 and $46,803, respectively, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $10,568, $3,527 and $16,366 as of December 31, 2009, 2008 and 2007, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Balance at January 1,	$3,527	$46,803	$40,172
Additions based on tax positions related to current year	6,722	618	1,396
Additions for tax positions of prior years	361	191	5,235
Cash settlements with taxing authorities	(42)	(44,085)	—
Lapses of applicable statutes of limitations	—	—	—

Balance at December 31,	$10,568	$3,527	$46,803

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations, financial position and cash flows.

For the tax years ending September 30, 2003, September 30, 2004, and the short period ending January 17, 2005 (together, the “IRS Audit Period”), the Company recorded a liability for unrecognized tax benefits of $26,386. For the short tax period ending December 31, 2005 (the “2005 Period”), the Company recorded a liability for unrecognized tax benefits of $3,698. For the tax period ending December 31, 2006 (the “2006 Period”), the Company recorded a liability for unrecognized tax benefits of $7,708. In connection with these liabilities for unrecognized tax benefits, the Company also recorded a liability for unrecognized tax benefits related to certain state income tax returns for such periods in the amount of $6,293. During 2008, the Company settled with the IRS the audits relating to the IRS Audit Period (the “IRS Settlement”). Unrelated to the IRS Settlement, in February 2008 the Company’s U.S. operating entities entered into an Advanced Pricing Agreement (the “APA”) with the IRS covering the calendar years 2006 through 2010. Pursuant to the terms of the APA, the Company’s consolidated U.S. income tax return for the taxable year 2006 was amended to reflect an increase in U.S. taxable income. Although the short taxable period ended December 31, 2005 was not covered by the APA, based on discussions between the Company and the IRS, the Company applied the APA methodology to its computations for this period.

Based upon (i) the IRS Settlement, with respect to the IRS Audit Period, (ii) an estimate of U.S. federal taxes owed, with respect to the 2005 Period, (iii) the APA, with respect to the 2006 Period, and (iv) the state taxes owed with respect to the IRS Audit Period, the 2005 Period and the 2006 Period, the Company made cash payments during the year ended December 31, 2008 totaling $44,085. These cash payments resulted in the significant decrease in the Company’s liabilities for unrecognized tax benefits at December 31, 2008 as compared to December 31, 2007.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision / (benefit) for income taxes. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $407, $1,175 and $6,042 in interest and penalties, respectively. The Company had approximately $1,206, $1,242 and $9,774 for the payment of interest and penalties accrued at December 31, 2009, 2008 and 2007, respectively.

In February 2008, the Company’s U.S. operating entities entered into an Advanced Pricing Agreement (“APA”) with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which the Company’s U.S. entities are compensated for distribution and other services provided for its affiliates in Puerto Rico and Ireland. The APA provides the Company with greater certainty with respect to the mix of pretax income in the various tax jurisdictions in which the Company operates. The APA provides the Company with greater certainty with respect to the mix of pretax income in the various tax jurisdictions in which the Company operates. The APA was applicable to the Company’s U.S. subsidiaries as they existed prior to the PGP Acquisition. The Company cannot ensure that it will be able to enter into a new APA covering calendar years after 2010 or that any new APA will contain terms comparable to those in its existing APA. If the Company does not enter into a new APA, while we believe that our transfer pricing arrangements comply with applicable U.S. tax rules, the IRS could challenge the Company’s transfer pricing arrangements.

In December 2009 the Commonwealth of Puerto Rico the Department of Economic Development and Commerce granted a tax ruling to the Company on behalf of its Puerto Rican subsidiaries for industrial development income derived from its manufacturing, servicing and licensing activities subject to a reduced 2% income tax rate. Continued qualification for the tax ruling is subject to certain requirements. The tax ruling is effective for the period January 1, 2010 through December 31, 2024.

17. Segment Information

After the PGP Acquisition, the Company organized its business into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how it manages its business and views the markets it serves. The Company manages its businesses separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. Prior to the PGP Acquisition on October 30, 2009, all of the Company’s revenues were derived domestically through one reportable segment. With the PGP Acquisition, the Company has now expanded into Western Europe, Canada, the United Kingdom and Australia. In addition to managing the Company’s results of operations in the two reportable segments, the Company manages revenues at a brand level.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes interest, and is used by the chief operating decision maker to evaluate the success of a specific region. The Company believes that segment operating income is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies discussed in Note 2.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the years ended December 31, 2009, 2008 and 2007:

	North America	ROW	Eliminations(1)	Total Company
Year Ended December 31, 2009
Total revenue	$2,075,677	$142,714	$(782,575)	$1,435,816

Segment operating profit	$708,053	$(8,368)	$12,291	$711,976

Corporate (costs)				(28,636)
Interest (expense), net				(124,617)

Income before taxes				$558,723

Year Ended December 31, 2008
Total revenue	$938,125	$—	$—	$938,125

Segment operating profit	$109,505	$—	$—	$109,505

Corporate (costs)				—
Interest (expense), net				(93,116)

Income before taxes				$16,389

Year Ended December 31, 2007
Total revenue	$899,561	$—	$—	$899,561

Segment operating profit	$164,909	$—	$—	$164,909

Corporate (costs)				—
Interest (expense), net				(117,618)

Income before taxes				$47,291

(1)	Eliminations represent inter-segment revenues and related cost of sales.

The Company had three customers who each accounted for greater than 10% of the total revenues in North American operating segment. There were no customers that accounted for greater than 10% of the total revenues in the ROW operating segment. Also see Note 20 for additional information on concentration of credit risk.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following table presents total revenues by product for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Revenue breakdown by product
LOESTRIN 24 FE	$247,579	$197,172	$148,892
ACTONEL(1)	222,017	—	—
DORYX	209,951	158,944	115,772
TACLONEX	137,320	153,316	127,155
DOVONEX	132,648	123,338	145,311
ESTRACE Cream	115,946	83,820	73,105
ASACOL	114,943	—	—
FEMHRT	60,316	61,549	63,685
FEMCON FE	49,535	45,831	32,380
ENABLEX royalty	14,943	—	—
Other Hormone Therapy	26,944	25,896	28,973
Other Oral Contraceptives	23,641	33,701	85,643
Other products	39,158	16,762	41,617
Contract manufacturing product sales	12,938	18,663	25,659
Other revenue	27,937	19,133	11,369

Total revenue	$1,435,816	$938,125	$899,561

(1)	Other revenue related to ACTONEL is combined with its product net sales for the purposes of segment reporting.

The following tables present total assets and other selected balance sheet information as of December 31, 2009 and 2008:

	North America	ROW	Total Company
As of December 31, 2009
Property, plant and equipment, net	$129,062	$48,763	$177,825
Intangible assets, net	3,105,543	196,843	3,302,386
Goodwill	1,060,644	—	1,060,644
Total assets	5,840,622	190,619	6,031,241

As of December 31, 2008
Property, plant and equipment, net	$60,908	$—	$60,908
Intangible assets, net	993,798	—	993,798
Goodwill	1,250,324	—	1,250,324
Total assets	2,582,891	—	2,582,891

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following tables present capital expenditures, amortization and impairment of intangible assets and depreciation expense for the years ended December 31, 2009, 2008 and 2007:

	North America	ROW	Total Company
Year ended December 31, 2009
Capital expenditures	$40,468	$3,546	$44,014
Amortization and impairment of intangible assets	288,247	23,925	312,172
Depreciation expense	11,769	2,958	14,727

Year ended December 31, 2008
Capital expenditures	$20,314	$—	$20,314
Amortization and impairment of intangible assets	387,229	—	387,229
Depreciation expense	11,275	—	11,275

Year ended December 31, 2007
Capital expenditures	$18,798	$—	$18,798
Amortization and impairment of intangible assets	228,330	—	228,330
Depreciation expense	10,250	—	10,250

The following table presents long-lived assets (excluding goodwill and intangible assets) by country as of December 31, 2009 and 2008:

	As of December 31, 2009	As of December 31, 2008
U.S.	$23,379	$16,599
Puerto Rico	105,613	34,921
UK / Republic of Ireland	14,917	9,388
Germany	31,011	—
Other	2,905	—

Total long-lived assets	$177,825	$60,908

The following table presents total revenue by significant country of domicile for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
U.S.	$1,272,233	$908,707	$865,450
Canada	24,399	—	—
Puerto Rico	23,407	29,418	34,111
UK / Republic of Ireland	21,387	—	—
Other	94,390	—	—

Total	$1,435,816	$938,125	$899,561

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

18. Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the next five years and thereafter as of December 31, 2009 are:

2010	$6,860
2011	3,178
2012	2,977
2013	1,276
2014	909
Thereafter	843

Total	$16,043

Lease and rental expenses totaled $7,720, $7,250 and $7,793 in the years ended December 31, 2009, 2008 and 2007, respectively.

19. Legal Proceedings

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

The following discussion is limited to the Company’s material on-going legal proceedings, including the Company’s legal proceedings as a result of the PGP Acquisition:

Hormone Therapy Product Liability Litigation

Approximately 709 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered to, the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. Under the purchase and sale agreement pursuant to which the Company acquired FEMHRT from Pfizer Inc. (“Pfizer”) in 2003, the Company agreed to assume certain product liability exposure with respect to claims made against Pfizer after March 5, 2003 and tendered to the Company relating to FEMHRT products. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

(the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified for the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and, although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro™, products marketed by Wyeth (now a part of Pfizer). Numerous lawsuits were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 709 suits that were filed against, or tendered to, the Company, 473 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001.

ONJ Product Liability Litigation

The Company is a defendant in approximately 81 cases involving 89 plaintiffs who allege, among other things, that the Company’s bisphosphonate prescription drug ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss, or destruction, of the jawbone. These cases have been filed in either federal or state courts in the United States, except for one lawsuit in provincial court in Canada. Sanofi co-promotes ACTONEL with the Company and is a defendant in most of the cases, and in some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorney’s fees. In addition, the Company is aware of three other potential claimants who are under a tolling agreement suspending the statutes of limitation related to their claims. The Company is in the initial stages of discovery in the litigation, and cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Collaboration Agreement Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims relating to ACTONEL, which would include ONJ-related claims.

The Company may be liable for product liability, warranty or similar claims in relation to PGP products, including ONJ-related claims, that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company for 50% of the losses from any such claims pending as of October 30, 2009, subject to certain limits. The Company’s product liability insurance may not provide coverage for any such claims.

The Company currently maintains product liability insurance coverage for claims between $25 million and $170 million, above which the Company is self-insured. The Company’s insurance may not apply to damages or

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

defense costs related to the above mentioned HT claims or the above mentioned ONJ claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. Labeling changes for ESTRACE Tablets that conform to such communications are currently pending before the FDA. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to us relating to these proceedings is not possible at this time.

ASACOL 400 mg Patent Matters

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”) , formulation and method patents which PGP exclusively licenses from Medeva covering the ASACOL 400 mg product (“ASACOL 400”), were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The lawsuit results in a stay of FDA approval of Roxane’s ANDA for 30 months from the date of PGP’s and Medeva’s receipt of such notice (i.e. until March 2010), subject to the prior resolution of the matter before the court. The trial has not yet been scheduled. However, unless the District Court decides earlier in its favor, Roxane has agreed not to launch a generic version of ASACOL 400 before November 1, 2010. In addition, Roxane has agreed that if the case is fully submitted to the District Court by November 1, 2010, it will not launch until the District Court decides the case. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of the ASACOL 400 mg product will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

ACTONEL Patent Matters

In July 2004, PGP received a Paragraph IV certification notice letter from a subsidiary of Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”) indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of PGP’s ACTONEL product. The notice letter contended that PGP’s U.S. Patent No. 5,583,122 (the “‘122 Patent”), a new chemical entity patent expiring in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), was invalid, unenforceable or not infringed. In August 2004, PGP filed a patent lawsuit against Teva in the U.S. District Court for the District of Delaware charging Teva with infringement of the ‘122 Patent. In January 2006, Teva admitted patent infringement but alleged that the ‘122 Patent was invalid and, in February 2008, the District Court decided in favor of PGP and upheld the ‘122 Patent as valid and enforceable. In May 2009, the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court.

In August 2008, December 2008 and January 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”) indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product (“ACTONEL OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. PGP and Roche

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

filed patent infringement suits against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. Teva delivered the first Paragraph IV certification notice letter to PGP and Roche. The stay of approval of Teva’s ANDA will expire on the earlier of February 2011 or the resolution of the suit. Additionally, ACTONEL OaM has FDA exclusivity through April 2011 and the underlying ‘122 Patent expires in June 2014 (including a 6-month extension of regulatory exclusivity). The suits against Teva and Apotex have been consolidated for pretrial purposes. While a pretrial schedule has been set, and a pretrial conference scheduled, no trial date has been set. While the Company and Roche intend to vigorously defend the ‘938 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of ACTONEL OaM will not be approved and enter the market prior to the expiration of the ‘938 Patent in 2023.

On December 1, 2009, the Company received a Paragraph IV certification notice letter from Aurobindo Pharma Limited (“Aurobindo”) regarding the Company’s ACTONEL 5, 30 and 35 mg dosage strengths tablets (“ACTONEL Tablets”), which are covered by the Company’s U.S. Patent No. 6,165,513 (the “‘513 Patent”), as well as U.S. Patent Nos. 5,994,329, 6,015,801, 6,432,932 and 6,465,443, owned by Merck & Co., Inc. (“Merck”) and licensed by the Company (the “Merck Patents”). The Paragraph IV certification notice letter advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL Tablets prior to the expiration of the ‘513 patent in 2018 and the Merck Patents in 2019. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company has elected not to bring an infringement action with respect to this ANDA. In addition, Aurobindo did not certify against the ‘122 Patent, which expires in June 2014 (including a 6-month extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including the ACTONEL Tablets). As a result, the Company does not believe that Aurobindo will be permitted to market its proposed ANDA product prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration (including a 6-month extension of regulatory exclusivity) of the ‘122 Patent.

On February 12, 2010, the Company received a Paragraph IV certification notice letter from Mylan Pharmaceuticals Inc. (“Mylan”) regarding the Company’s ACTONEL With Calcium Tablets (Copackaged) (“ACTONEL/Calcium”), which are covered by the Company’s ‘513 Patent, as well as the Merck Patents owned by Merck and licensed by the Company. The Paragraph IV certification letter advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL/Calcium prior to the expiration of the ‘513 patent in 2018 and the Merck Patents in 2019. The certification notice letter sets forth allegations of non-infringement and/or the invalidity of the ‘513 and Merck patents. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company previously discontinued sales of the ACTONEL/Calcium and has elected not to bring an infringement action with respect to this ANDA. In addition, Mylan did not certify against the ‘122 Patent which expires in June 2014 (including a 6-month extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including ACTONEL/Calcium). As a result, the Company does not believe that Mylan will be permitted to market its proposed ANDA product prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration (including a 6-month extension of regulatory exclusivity) of the ‘122 Patent.

On February 24, 2010, the Company received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of several of the Company’s ACTONEL tablets, including ACTONEL OaM. The notice letter contends that the ‘513 Patent, the Merck Patents and the ‘938 Patent which cover the products are invalid and/or will not be

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

infringed. Mylan did not certify against the ‘122 Patent which expires in June 2014 (including a 6-month extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products. As a result, the Company does not believe that Mylan will be permitted to market its proposed ANDA products prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration of the ‘122 Patent (including a 6-month extension of regulatory exclusivity). The Company is currently reviewing the detail of the Paragraph IV certification notice letter and continues to have full confidence in its intellectual property protecting the ACTONEL tablets.

DORYX Patent Matters

As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd.’s (“Mayne”) U.S. Patent No. 6,958,161 (the “‘161 Patent”) covering the Company’s DORYX product was submitted to the FDA for listing in the FDA’s Orange Book and potential generic competitors that had filed an Abbreviated New Drug Application (“ANDA”) prior to the listing of the ‘161 Patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In November and December 2008, and January 2009, the Company and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan Pharmaceuticals Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets (“DORYX 100 and 75”). Those notice letters contend that the ‘161 Patent is invalid, unenforceable or not infringed. In December 2008 and January 2009, the Company and Mayne filed lawsuits against each of the potential generic competitors in the United States District Court for the District of New Jersey, charging them with infringement of the ‘161 Patent. In March 2009, the Company received the FDA’s response to a citizen petition that it had submitted requesting that the FDA impose a 30-month stay of approval on ANDAs referencing DORYX 100 and 75 that were filed prior to the listing of the ‘161 Patent under the transition rules of the QI Act. In its joint response to the citizen petitions of the Company and several other petitioners, the FDA took the position that a 30-month stay would not apply to approvals for such ANDAs. On November 9, 2009, pursuant to an agreement among the Company, Mayne and Mutual, the District Court dismissed the lawsuit against Mutual concerning generic versions of DORYX 100 and 75 following Mutual’s agreement to withdraw its ANDA with respect to such products.

In March 2009, the Company and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150 mg delayed-release tablets (“DORYX 150”). The notice letters contend that the ‘161 Patent is not infringed. In March 2009, the Company and Mayne filed a lawsuit against Impax in the United States District Court for the District of New Jersey, charging Impax with infringement of the ‘161 Patent. In May 2009, the Company and Mayne filed a lawsuit against Mylan in the United States District Court for the District of New Jersey charging Mylan with infringement of the ‘161 Patent. In February 2010, the Company and Mayne received a Paragraph IV certification notice letter from Heritage Pharmaceuticals Inc. (“Heritage”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the DORYX 100 and 75 and DORYX 150 (together “DORYX 150, 100 and 75”). The notice letter contends that the ‘161 Patent is not infringed. The Company and Mayne are reviewing the Heritage notice letter and expect to file an infringement lawsuit against Heritage within 45 days of their receipt of the Paragraph IV certification notice letter. Based on the FDA’s March 2009 guidance, and assuming that the Company and Mayne bring suit against Heritage within the requisite period, the Company believes that because each of Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 150, and Heritage’s ANDA with respect to generic versions of DORYX 150, 100 and 75, were submitted after the listing of the ‘161 Patent in the FDA’s Orange Book, that the FDA will stay approval of these generic versions of the products for up to 30 months, subject to the prior resolution of the matter before the District Court.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

In January 2010, the Company and Mayne received a Paragraph IV certification notice letter from Sandoz indicating that it had amended its ANDA previously submitted to the FDA requesting approval to manufacture and sell generic versions of DORYX 100 and 75 to include a generic version of DORXY 150. The notice letter contends that the ‘161 Patent is invalid, unenforceable or not infringed. In January 2010, the Company and Mayne filed a lawsuit against Sandoz in the United States District Court for the District of New Jersey charging Sandoz with infringement of the ‘161 Patent with respect to DORYX 150. While the Company can give no assurance, it believes that under current law, the FDA may not approve Sandoz’s amended ANDA with respect to DORYX 150 until 180 days following the date on which the “first filer” of an ANDA with respect to DORYX 150 enters the market, unless the first filer transfers or forfeits its first filer rights, for example by failing to begin marketing its product in a timely manner.

All of the actions against Actavis, Mylan, Impax and Sandoz relating to DORYX 100 and 75, as well as our lawsuits against Impax and Mylan relating to DORYX 150 have been consolidated for discovery purposes. The same is expected for the Sandoz DORYX 150 lawsuit. No trial date has been set by the District Court. While the Company and Mayne intend to vigorously defend the ‘161 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of DORYX 150, 100 or 75 will not be approved and enter the market prior to the expiration of the ‘161 Patent in 2022.

LOESTRIN 24 FE Patent Matters

On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin Ltd. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contends that the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”) which covers LOESTRIN 24 FE and expires in 2014 is invalid, unenforceable or not infringed. In September 2009, the Company filed a lawsuit against Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), in the District of Delaware charging Lupin with infringement of the ‘394 Patent. The lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of the Company’s receipt of such notice, subject to the prior resolution of the matter before the court. On October 21, 2009 Lupin answered alleging invalidity and non-infringement of the ‘394 patent. No trial date has yet been set. In January 2009, the Company entered into a settlement and license agreement with Watson Pharmaceuticals, Inc. (together with its subsidiaries, “Watson”) to resolve patent litigation related to the ‘394 Patent. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earlier of January 22, 2014 or the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. Under current law, unless Watson forfeits its “first filer” status, the FDA may not approve Lupin’s ANDA until 180 days following the date on which Watson enters the market. The Company believes Watson may have forfeited its “first filer” status as a result of its failure to obtain approval by the FDA of its ANDA within the requisite period. As a result, while the Company has filed an infringement suit against Lupin and intends to vigorously defend the ‘394 Patent and pursue its legal rights, it can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014.

FEMCON FE Patent Matters

On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin Ltd. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, FEMCON FE. The notice letter contends that the Company’s U.S. Patent No. 6,667,050 (the “‘050 Patent”) which covers FEMCON FE and expires in 2019 is invalid or not infringed. In September 2009, the Company filed a lawsuit against Lupin in the District of Delaware charging Lupin with

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

infringement of the ‘050 Patent. The lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of the Company’s receipt of such notice, subject to the prior resolution of the matter before the court. On October 21, 2009, Lupin answered alleging invalidity and non-infringement of the ‘050 patent. No trial date has yet been set. In December 2008, the Company entered into a settlement and license agreement with a subsidiary of Barr Pharmaceuticals, Inc. (together with its subsidiaries, “Barr”), which was subsequently acquired by Teva, to resolve the Company’s patent litigation related to FEMCON FE. Under the terms of the agreement, Teva was not permitted to launch a generic version of FEMCON FE until the earlier of July 1, 2012 or, among other circumstances, the date that is two years following the date of the filing of a new ANDA with a Paragraph IV certification by a third-party. In January 2009, the Company entered into a settlement and license agreement with Watson to resolve patent litigation related to FEMCON FE. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. If Lupin filed its ANDA with respect to FEMCON FE during 2009 and Teva’s ANDA with respect to a generic version of FEMCON FE is approved, Teva may be able to enter the market with a generic version of FEMCON as early as 2011. While the Company has filed an infringement suit against Lupin and intends to vigorously defend the ‘050 Patent and pursue its legal rights, it can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of FEMCON FE will not be approved and enter the market prior to the expiration of the ‘050 Patent in 2019.

False Claims Act Litigation

In December 2009, the Company was served with a civil complaint brought by an individual plaintiff, purportedly on behalf of the United States, alleging that the Company and over 20 other pharmaceutical manufacturers violated the False Claims Act (“FCA”), 31 U.S.C. § 3729(a)(1)(A), (B), by submitting false records or statements to the federal government, thereby causing Medicaid to pay for unapproved or ineffective drugs. The plaintiff’s original complaint was filed under seal in 2002, but was not served on the Company until 2009. The complaint alleges that the Company submitted to the Centers for Medicare and Medicaid Services (“CMS”) false information regarding the safety and effectiveness of certain nitroglycerin transdermal products. The plaintiff alleges that CMS included these products in its list of reimbursable prescription drugs and that, as a consequence federal Medicaid allegedly reimbursed state Medicaid programs for a portion of the cost of such products. The plaintiff asserts that from 1996 until 2003 the federal Medicaid program paid approximately $9.8 million to reimburse the states for the Company’s nitroglycerin transdermal products. The complaint seeks treble damages; a civil penalty of up to ten thousands dollars for each alleged false claim; and costs, expenses and attorneys’ fees.

The Company’s response to the complaint is currently due in April 2010. The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the Complaint and anticipates filing a motion to dismiss the action.

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

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

20. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company primarily distributes its pharmaceutical products through wholesalers and distributors. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s net sales and/or 10% of the Company’s gross accounts receivable. As of December 31, 2009 and 2008, gross accounts receivable from Cardinal Health, Inc. totaled $109,632 and $39,036, respectively. Gross accounts receivable from McKesson Corporation as of December 31, 2009 and 2008 totaled $91,356 and $34,083, respectively. As of December 31, 2009 and 2008, gross accounts receivable from AmerisourceBergen Corporation totaled $46,804 and $13,805, respectively. In addition to trading partners, the Company was owed a net receivable of $76,941 from P&G from the PGP Acquisition and the related transition services agreement as of December 31, 2009. This net receivable was included as a component of prepaid expenses and other current assets in the Company’s consolidated balance sheet. The tables below include the results of operations of PGP from October 30, 2009.

The following table shows revenues to customers that accounted for more than 10% of the Company’s total revenues:

	Year Ended December 31,
	2009	2008	2007
Cardinal Health, Inc.	31%	40%	36%
McKesson Corporation	26%	36%	35%
AmerisourceBergen Corporation	9%	10%	10%

The following table shows revenue generated from products provided by significant suppliers as a percentage of total revenues. In the event that a supplier suffers an event that causes it to be unable to manufacture the Company’s product requirements for a sustained period, the resulting shortages of inventory could have a material adverse effect on the business of the Company.

	Year Ended December 31,
	2009	2008	2007
LEO Pharma	19%	29%	30%
Mayne Pharma International Pty. Ltd.	15%	17%	13%
Teva (formerly Barr)	5%	9%	10%

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

Net sales of the following products accounted for more than 10% of total revenue:

	Year Ended December 31,
	2009	2008	2007
LOESTRIN 24 FE	17%	21%	17%
DORYX	15%	17%	13%
ACTONEL	15%	—	—
TACLONEX	10%	16%	14%
DOVONEX	9%	13%	16%

The Company has approximately 95% of its cash on hand as of December 31, 2009 with two financial institutions.

21. Retirement Plans

Defined Contribution Plans

The Company has defined contribution plans which cover the majority of its U.S. employees, as well as employees in certain other countries assumed in the PGP Acquisition. For U.S. employees, the Company makes matching contributions to a 401(k) savings plan. Similar defined contribution plans are in place in Puerto Rico, Western Europe, Canada and Australia. The U.S. plan provides eligible employees with the option to defer amounts not in excess of 15% of his or her compensation. The Company makes matching contributions to the plan on behalf of all participants who make elective deferrals. The Company contributes and allocates to each participant’s account matching contributions equal to 75% of up to 6% of the participant’s compensation. The Company’s contributions vest at 25% per year up to 100% at the participant’s completion of four years of employment. The U.S. defined contribution plan comprises the majority of the expense for the Company’s defined contribution plans.

The Company’s total global contributions to all plans were $3,876, $2,840 and $2,869 in the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Benefit Retirement Plans

As part of the PGP Acquisition, the Company assumed defined benefit retirement pension plans to certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. The Switzerland plan is partially employee funded, but the employee contributions were not material. For the period since the PGP Acquisition (October 30, 2009 to December 31, 2009), the Company did not contribute any amounts to the defined benefit plans. The Company expects to contribute approximately $60,000 to these non-U.S. retirement plans during 2010 as further discussed below. Prior to the PGP Acquisition, the Company did not offer any defined benefit pension plans.

P&G was bound contractually, as a result of the PGP Acquisition, to transfer a portion of the assets in their defined benefit trusts related to Germany and Switzerland to the Warner Chilcott trusts. As of December 31, 2009, the final asset transfers had not taken place but have been included in the plan asset amounts disclosed below as these are trust to trust transfers. Additionally, as a term to the purchase agreement P&G agreed to transfer in cash, the shortfall between the projected benefit obligation (“PBO”) of the defined benefit plans being assumed by the Company at the acquisition date and the trust assets described above. The PBO calculation is based on a methodology agreed to by the Company and P&G. The expected cash due from P&G was recorded as

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

a receivable in the purchase price allocation on the Company’s books and was not reflected in the plan asset amounts at December 31, 2009, disclosed below.

In connection with the PGP Acquisition, the Company recorded benefit obligations equal to the difference between the projected benefit obligation and the fair value of plan assets. Upon the PGP Acquisition, the Company acquired the plan assets and assumed the pension obligations for both active PGP employees and retirees covered by the PGP defined benefit plans as of October 30, 2009. As of October 30, 2009, the benefit obligation and plan assets were as follows:

Non-U.S. Plans Defined Benefit
Projected benefit obligation at October 30, 2009	$88,782
Fair value of plan assets at October 30, 2009	8,519

Net periodic benefit cost of the defined benefit plans was as follows for the period October 30, 2009 to December 31, 2009:

Non-U.S. Plans Defined Benefit
Service cost	$391
Interest cost	679
Expected return on plan assets	(81)

Net periodic benefit cost	$989

Benefit obligation and asset data for the defined benefit plans for the period October 30, 2009 to December 31, 2009, using a December 31 measurement date, were as follows:

Non-U.S. Plans Defined Benefit
Change in Benefit Obligation
Benefit obligation at October 30, 2009	$88,782
Service cost	391
Interest cost	679
Plan participants’ contributions	20
Actuarial (gain) /loss	(5,465)
Benefits paid	(603)
Foreign currency exchange rate changes	(2,425)

Benefit obligation at December 31, 2009	$81,379

Change in Plan Assets
Fair value of plan assets at October 30, 2009	$8,519
Actual return on plan assets	81
Plan participants’ contributions	20
Benefits paid	(603)
Foreign currency exchange rate changes & other	55

Fair value of plan assets at December 31, 2009	$8,072

Funded status at end of year	$(73,307)

Accumulated benefit obligation at December 31, 2009	$72,176

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following table outlines the funded status amount recognized in the consolidated balance sheet as of December 31, 2009:

Non-U.S. Plans Defined Benefit
Current liabilities	$(633)
Noncurrent liabilities	(72,674)

$(73,307)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly from the Company’s cash as they become due.

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs as of December 31, 2009 is as follows:

Non-U.S. Plans Defined Benefit
Net actuarial loss/(gain)	$(5,346)

The Company does not expect to amortize any amounts from accumulated other comprehensive income to net periodic benefit costs during 2010.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 is presented below:

Non-U.S. Plans
Projected benefit obligations	$79,488
Accumulated benefit obligations	$70,699
Plan assets	$6,410

Information for defined benefit plans that have projected benefit obligations in excess of plan assets at December 31, 2009 is presented below:

Non-U.S. Plans
Projected benefit obligations	$81,379
Plan assets	$8,072

Assumptions and Investment Policies

Weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit pension as of December 31, 2009 are as follows:

Defined Benefit
Non-U.S. assumed discount rate	5.1%
Non-U.S. average long-term pay progression	3.0%

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits.

Weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit pension plans for the period from October 30, 2009 to December 31, 2009 were as follows:

Defined Benefit
Non-U.S. assumed discount rate	4.7%
Non-U.S. assumed long-term rate of return on plan assets:	6.1%
Non-U.S. average long-term pay progression	3.0%

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities.

Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The results are adjusted for the payments of reasonable expense of the plan from plan assets. The expected long-term rates of return for plan assets are 7.4% – 7.6% for equities and 3.6% – 4.0% for bonds. The Company believes that these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plan’s investments.

The following table projects the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	Non-U.S. Defined Benefit
For the year ending December 31,
2010	$3,545
2011	3,596
2012	3,633
2013	3,555
2014	3,753
2015 – 2019	22,799

Plan Assets

At December 31, 2009 the plan asset transfers for the Germany and Switzerland plans had not taken place, as a result the Company had not allocated assets to the Warner Chilcott trusts. The Company’s management, along with the trustee of the plans’ assets will minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments will be diversified by type and geography.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

The following table presents information about the plan’s target asset allocation:

Asset Class(1)	Target Allocation
Equity securities	77.5%
Fixed income securities and cash and cash equivalents	22.5%

(1)	Actual allocations as of December 31, 2009 are not provided as the plan asset transfers had not taken place.

Actual asset allocations for the plans, aggregated by the level in the fair value hierarchy, will be disclosed following the final asset transfers.

22. Related Parties

On November 25, 2009, 20,000,000 of the Company’s ordinary shares (23,000,000 after the over-allotment) were sold to the public on behalf of its principal security holders, directors and executive officers, and other selling shareholders. The Company did not receive any proceeds in connection with this transaction.

23. Valuation and Qualifying Accounts

A summary of the valuation and qualifying accounts is as follows:

	Balance at Beginning of Period	Additions, Costs and Expenses	PGP Additions, Costs and Expenses	Deductions, Write-offs & other	Balance at End of Period
Revenue Reserves(a)
Year Ended December 31, 2009	$89,519	$358,537	$207,971	$280,908	$375,119
Year Ended December 31, 2008	66,209	172,038	—	148,728	89,519
Year Ended December 31, 2007	50,561	138,688	—	123,040	66,209

Deferred income tax valuation allowances:
Year Ended December 31, 2009	$9,893	$2,917	$11,042	$1,670	$22,182
Year Ended December 31, 2008	11,759	1,480	—	3,346	9,893
Year Ended December 31, 2007	17,802	490	—	6,533	11,759

(a)	See Note 2 for additional description of revenue reserve categories.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements – (continued)

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

24. Quarterly Data (unaudited)

A summary of the quarterly results of operations is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2009
Total Revenues	$245,989	$250,816	$252,795	$686,216
Cost of Sales (excluding amortization)	48,750	46,962	44,366	180,200
(Gain) on sale of assets	—	—	(393,095)	—
Amortization of intangible assets	56,993	56,992	56,993	141,194
Net Income / (Loss)	43,336	56,023	424,245	(9,486)

Earnings (loss) per Share:
Basic	$0.17	$0.22	$1.69	$(0.04)
Diluted	0.17	0.22	1.69	(0.04)

Year Ended December 31, 2008
Total Revenues	$229,483	$234,216	$231,939	$242,487
Cost of Sales (excluding amortization and impairment)	47,770	51,012	46,810	53,193
Amortization and impairment of intangible assets	52,613	53,137	59,080	222,399
Net Income / (Loss)	33,658	33,568	40,089	(115,672)

Earnings (loss) per Share:
Basic	$0.13	$0.13	$0.16	$(0.46)
Diluted	0.13	0.13	0.16	(0.46)

25. Subsequent Event

In January of 2010, WCC received and accepted for purchase approximately $2,000 aggregate principal amount of the Notes validly tendered in the Offer to Purchase. On February 1, 2010, WCC redeemed all of the remaining Notes outstanding in accordance with the Indenture. The redemption price for the redeemed Notes was $1,043.75 per $1,000.00 principal amount plus accrued and unpaid interest.