Form 10-Q
period 2010-03-31
Warner Chilcott plc
filed 2010-05-07
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

+353.41.685.6983

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 30, 2010, the registrant had 252,168,751 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of March 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$246,000	$539,006
Accounts receivable, net	306,361	339,753
Inventories, net	157,922	236,203
Prepaid expenses and other current assets	177,403	229,309

Total current assets	887,686	1,344,271

Other assets:
Property, plant and equipment, net	184,275	177,825
Intangible assets, net	3,102,080	3,302,386
Goodwill	1,093,332	1,060,644
Other non-current assets	118,037	146,115

Total assets	$5,385,410	$6,031,241

LIABILITIES
Current liabilities:
Accounts payable	$179,439	$168,477
Accrued expenses and other current liabilities	671,876	668,803
Income taxes payable	4,168	50,377
Current portion of long-term debt	140,490	208,960

Total current liabilities	995,973	1,096,617

Other liabilities:
Long-term debt, excluding current portion	2,379,635	2,830,500
Other non-current liabilities	143,113	215,031

Total liabilities	3,518,721	4,142,148

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 252,072,255 and 251,594,687 shares issued and outstanding	2,520	2,516
Additional paid-in capital	2,072,719	2,066,202
Accumulated deficit	(192,961)	(175,718)
Accumulated other comprehensive (loss)	(15,589)	(3,907)

Total shareholders’ equity	1,866,689	1,889,093

Total liabilities and shareholders’ equity	$5,385,410	$6,031,241

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
REVENUE
Net sales	$709,456	$239,024
Other revenue	51,846	6,965

Total revenue	761,302	245,989

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	217,436	48,750
Selling, general and administrative	320,057	46,766
Research and development	31,148	23,872
Amortization of intangible assets	160,912	56,993
Interest (income)	(43)	(65)
Interest expense	72,441	18,082

(LOSS) / INCOME BEFORE TAXES	(40,649)	51,591
(Benefit) / provision for income taxes	(23,406)	8,255

NET (LOSS) / INCOME	$(17,243)	$43,336

(Loss) / Earnings per share:
Basic	$(0.07)	$0.17
Diluted	$(0.07)	$0.17

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(17,243)	$43,336
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	7,491	3,026
Amortization of intangible assets	160,912	56,993
Write-off of fair value step-up on acquired inventories	105,504	—
Amortization of debt finance costs	27,512	2,566
Stock-based compensation expense	4,683	2,632
Changes in assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other current assets	74,817	3,882
(Increase) in inventories	(29,988)	(3,702)
Increase / (decrease) in accounts payable, accrued expenses and other current liabilities	22,541	(1,517)
(Decrease) in income taxes and other, net	(110,984)	(1,857)

Net cash provided by operating activities	245,245	105,359

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(2,900)	(2,900)
Capital expenditures	(15,462)	(6,548)

Net cash (used in) investing activities	(18,362)	(9,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of 8.75% senior subordinated notes due 2015 (“Notes”)	(89,460)	—
Term repayments under New Senior Secured Credit Facilities	(429,875)	—
Term repayments under Prior Senior Secured Credit Facilities	—	(101,494)
Proceeds from the exercise of non-qualified options to purchase ordinary shares	1,838	—
Other	(70)	(15)

Net cash (used in) financing activities	(517,567)	(101,509)

Effect of exchange rates on cash and cash equivalents	(2,322)	—

Net (decrease) in cash and cash equivalents	(293,006)	(5,598)
Cash and cash equivalents, beginning of period	539,006	35,906

Cash and cash equivalents, end of period	$246,000	$30,308

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$26,003	$9,919

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

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

In periods prior to the quarter ended September 30, 2009, the Company’s consolidated financial statements presented the accounts of Warner Chilcott Limited, a Bermuda company, and all of its wholly-owned subsidiaries. In August 2009, the Company completed its redomestication from Bermuda to Ireland. As a result of the transaction, Warner Chilcott Public Limited Company, a public limited company organized in, and a tax resident of, Ireland, became the ultimate public holding company of the Warner Chilcott group. References throughout to “we”, “our” or the “Company” refer to Warner Chilcott Limited and its subsidiaries prior to the redomestication and to Warner Chilcott Public Limited Company and its subsidiaries since the redomestication. In addition, references throughout to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the redomestication and to the Company’s ordinary shares, par value $0.01 per share, since the redomestication.

2. Summary of Significant Accounting Policies

The following policies had significant changes from Note 2 of the Company’s 2009 audited consolidated financial statements included in the Annual Report and below are required interim updates.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of the collection of a fixed amount of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: sales returns, rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues including, but not limited to: estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. Included in net sales are amounts earned under contract manufacturing agreements with third parties.

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and The Procter & Gamble Company (“P&G”), the Company acquired the global branded prescription pharmaceutical business (“PGP”) of P&G for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). As a result of the PGP Acquisition, the Company began to offer Medicare rebates and assumed significant managed care contracts. The costs incurred by the Company in connection with these rebates are considered sales-related deductions which reduce reported net sales. The Company estimates the accruals for these programs, based on estimated utilization rates, costs related to the programs and other historical data.

On March 30, 2010 the Patient Protection and Affordable Care Act of 2010 was signed into law. This law impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably Medicaid rebates. The new law is not expected to have a material impact on the Company’s revenues.

As of March 31, 2010 and December 31, 2009, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $37,168 and $41,828, respectively. The amounts included in accrued liabilities were $352,698 and $333,292 as of March 31, 2010 and December 31, 2009, respectively. The provisions recorded to reduce gross sales to net sales were $218,417 and $49,318 in the quarters ended March 31, 2010 and 2009, respectively.

The Company recognizes revenue related to licensing rights to sell products using the Company’s patents, based on third-party sales, as earned in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of “other revenue”. The Company also has agreements with other pharmaceutical companies to co-promote certain products. Revenues and related product costs are recognized on a gross basis in transactions where the Company

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

is deemed to be the principal in the transaction. Revenues earned based on a percentage of the co-promotion partners’ net sales are recognized, on a net basis, when the co-promotion partners ship the related products and title passes to their customers. Contractual payments due to co-promotion partners are included within selling, general & administrative (“SG&A”) expense and contractual payments due from co-promotion partners are included within other revenue. Total other revenue for the quarters ended March 31, 2010 and 2009 was $51,846 and $6,965, respectively.

3. PGP Acquisition

As discussed above, on October 30, 2009, the Company acquired PGP for $2,919,261 in cash and the assumption of certain liabilities. Under the terms of the Purchase Agreement, the Company acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60,000. The total purchase price of $2,919,261 was allocated to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.

The acquisition of PGP was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in the Company’s condensed consolidated statement of operations. The purchase price allocation as of December 31, 2009 previously presented in the Annual Report, as well as the purchase price allocation as of March 31, 2010 is considered preliminary pending completion of the final valuation.

The goodwill associated with this acquisition is reported within the Company’s North American segment. The goodwill results from expected synergies from the transaction, including complementary products that will enhance the Company’s overall product portfolio, which the Company believes will result in incremental revenue and profitability. During the quarter ended March 31, 2010, the increase in goodwill shown below was the result of fair value adjustments to the identifiable net assets acquired. Final determination of the fair values may result in further adjustments to these values.

	As of December 31, 2009	Quarter Ended March 31, 2010 Adjustments	As of March 31, 2010
Purchase Price:
Cash consideration	$2,919,261	—	$2,919,261

Identifiable net assets:
Total identifiable net assets	$2,857,325	(32,688)	$2,824,637

Goodwill	61,936	32,688	94,624

Total	$2,919,261	—	$2,919,261

4. LEO Transaction

On September 23, 2009, the Company entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid the Company $1,000,000 in cash in order to terminate the Company’s exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all dermatology products in LEO’s development pipeline) in the United States and to acquire certain assets related to the Company’s distribution of DOVONEX and TACLONEX products in the United States. The transaction (the “LEO Transaction”) closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, the Company entered into a distribution agreement with LEO pursuant to which the Company agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. In addition, the Company agreed to provide certain transition services for LEO for a period of up to one year after the closing.

The LEO Transaction resulted in a gain of $393,095 (or $380,088, net of tax). In addition, during the third quarter of 2009, the Company recorded a deferred gain of $68,919 relating to the sale of certain inventories to LEO in connection with the LEO Transaction. In the fourth quarter of 2009, the Company recognized $34,184 of the deferred gain as a reduction to cost of sales ($33,500 net of tax). In the quarter ended March 31, 2010, the Company recognized $25,111 of the deferred gain as a reduction to cost of sales ($24,609 net of tax). The remaining $9,624 of the deferred gain is expected to be recognized during the remainder of 2010 as the Company continues to distribute products for LEO under the distribution agreement. The aggregate gain from the LEO Transaction is expected to be $462,014 (or $447,629 net of tax).

5. Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to consolidated net (loss) / income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

denominator in calculating diluted EPS is the weighted average shares outstanding plus the dilutive effect of stock option grants and restricted share grants or their equivalent, when applicable. The following is the calculation of EPS for the quarters ended March 31, 2010 and 2009, respectively:

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
Net (loss) / income available to ordinary shareholders	$(17,243)	$43,336

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	251,003,407	250,390,945
Dilutive effect of stock option grants and unvested restricted stock grants or their equivalent	—	212,584

Diluted number of ordinary and potential ordinary shares outstanding	251,003,407	250,603,529

(Loss)/earnings per ordinary share:
Basic	$(0.07)	$0.17

Diluted	$(0.07)	$0.17

Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase ordinary shares	8,035,816	6,569,527

Unvested restricted stock grants or their equivalent	1,118,539	707,176

6. Collaboration Arrangements

As a result of the PGP Acquisition, the Company became party to new collaborative arrangements to develop and commercialize drug candidates. Collaborative activities include research and development, marketing and selling (including promotional activities and physician detailing), and manufacturing and distribution. These collaborative arrangements often require milestone and royalty or profit share payments, as well as expense reimbursements or payments to the third party. Each collaborative arrangement is unique in nature and the Company’s more significant arrangements are discussed below.

Sanofi

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan (as amended, the “Actonel Collaboration Agreement”). Pursuant to the Actonel Collaboration Agreement, a joint oversight committee comprised of equal representation from the Company and Sanofi is responsible for overseeing the development and promotion of ACTONEL. The Company’s and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. The Actonel Collaboration Agreement expires on January 1, 2015. For the quarter ended March 31, 2010, the Company recognized net sales and other revenue related to ACTONEL of $235,722 and $26,586, respectively, and co-promotion expenses of $107,094 were recognized in SG&A expense.

In April 2010, the Company and Sanofi entered into an amendment to the Actonel Collaboration Agreement. Under the terms of the amendment, the Company took full operational control over the promotion, marketing and research & development (“R&D”) decisions for ACTONEL in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration payments between the parties, collaboration payments from the Company based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Actonel Collaboration Agreement, which expires on January 1, 2015.

Novartis

The Company and Novartis Pharmaceuticals Corporation (“Novartis”) are parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. The Company shares expenses with Novartis pursuant to the agreement and these costs are included within SG&A. The Company receives a contractual percentage of Novartis’ sales of ENABLEX, which is recorded, on a net basis, in other revenue. Under the agreement which expires in August 2016, the Company may be required to make payments to Novartis upon the achievement of various sales milestones that could aggregate up to $15,000. For the quarter ended March 31, 2010, the Company recognized other revenue related to ENABLEX of $18,180.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

7. Inventories

Inventories consist of the following:

	As of March 31, 2010	As of December 31, 2009
Finished goods	$108,172	$179,347
Work-in-progress/Bulk	26,465	34,084
Raw materials	23,285	22,772

Total	$157,922	$236,203

Amounts above are net of $7,568 and $7,495 related to inventory obsolescence reserves as of March 31, 2010 and December 31, 2009, respectively. As of December 31, 2009, finished goods inventories included a fair market value step-up adjustment related to the PGP Acquisition of $105,504. This increase in the cost of inventory resulting from purchase accounting was recognized in the statement of operations in the quarter ended March 31, 2010. Product samples are stated at cost ($6,482 and $5,017 as of March 31, 2010 and December 31, 2009, respectively) and are included in prepaid expenses and other current assets.

8. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The following table represents the Company’s changes in goodwill:

Balance, December 31, 2009	$1,060,644
Increase as a result of fair value adjustments to identifiable net assets acquired in the PGP Acquisition	32,688

Balance, March 31, 2010	$1,093,332

In-process research and development (“IPR&D”) acquired through the acquisition of a business is capitalized as non-amortizable intangible assets. These costs will begin to be amortized if the associated regulatory approval is received. If regulatory approval is not received, and the R&D study is considered to be no longer viable, the IPR&D would be considered impaired. Until such time that both events occur, IPR&D is treated as an indefinite-lived intangible asset. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

The Company’s intangible assets as of March 31, 2010 consist of the following components:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,850,206	$100,516	$1,749,690
ACTONEL	525,938	79,989	445,949
ESTRACE Cream	411,000	221,189	189,811
OVCON / FEMCON FE product family	401,000	352,395	48,605
DORYX	331,300	167,305	163,995
FEMHRT product family	318,500	287,506	30,994
ESTROSTEP FE	199,100	189,368	9,732
ENABLEX	90,731	9,267	81,464
Other products intellectual property	237,362	133,110	104,252

Total Definite-lived intangible assets	4,365,137	1,540,645	2,824,492

Indefinite-lived intangible assets
Trademark	30,000	—	30,000
IPR&D	247,588	—	247,588

Total intangible assets, net	$4,642,725	$1,540,645	$3,102,080

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Aggregate amortization expense related to intangible assets was $160,912 (including $120,845 for the newly acquired PGP products) and $56,993 for the quarters ended March 31, 2010 and 2009, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. As of March 31, 2010, estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for the remainder of 2010 and for each of the next five years was as follows:

Amortization
2010	$472,948
2011	498,537
2012	409,172
2013	362,433
2014	291,712
2015	215,168
Thereafter	574,522

$2,824,492

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of March 31, 2010	As of December 31, 2009
Product rebate accruals (commercial and government)	$190,870	$182,017
ACTONEL co-promotion liability	154,702	169,114
Sales return reserves	103,027	106,378
Customer loyalty and coupon programs	58,801	44,897
Payroll, commissions, and employee costs	43,469	33,677
Severance accruals	28,688	33,133
Contractual obligations	22,786	21,787
Professional fees	16,753	18,002
Research and development expense accruals	10,181	7,101
Value-added tax liabilities	8,664	7,465
Obligations under product licensing and distribution agreements	6,661	6,361
Advertising and promotion	4,680	8,829
Deferred income	4,137	5,741
Uncertain tax positions(1)	1,943	1,943
Interest payable	470	3,729
Other	16,044	18,629

Total	$671,876	$668,803

(1)	As of March 31, 2010 and December 31, 2009, all income tax liabilities were related to reserves recorded under ASC Topic 740, “Accounting for Income Taxes,” (“ASC 740”). In addition, income tax reserves included as a component of other non-current liabilities as of March 31, 2010 and December 31, 2009 totaled $9,694, respectively.

10. Indebtedness

New Senior Secured Credit Facilities

On October 30, 2009, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent, pursuant to which the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,200,000 comprised of (i) $2,950,000 in aggregate term loan facilities and (ii) a $250,000 revolving credit facility that is available to all Borrowers. The term loan facilities were comprised of (i) a $1,000,000 Term A facility that matures on October 31, 2014 and (ii) a $1,600,000 Term B

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

facility and a $350,000 delayed-draw term loan facility that mature on April 30, 2015. On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans (the “Additional Term Loans”) which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350,000 in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding Notes. On December 16, 2009, the outstanding delayed-draw term loan facility was terminated. The revolving credit facility provides for a $20,000 sublimit for swing line loans and a $50,000 sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis. The interest rates on the borrowings under the New Senior Secured Credit Facilities, other than swing line loans, are (i) for the Term A facility, LIBOR (with a floor of 2.25%) plus 3.25%, or ABR, as defined, plus 2.25% and (ii) for the Term B facility, the revolving credit facility and the Additional Term Loans, LIBOR (with a floor of 2.25%) plus 3.50% or ABR, as defined, plus 2.50%. The carrying amounts reported in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 for the Company’s debt outstanding under its New Senior Secured Credit Facilities approximates fair value since interest is at variable rates and it re-prices frequently.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As a result of making optional prepayments of $400,000 in the quarter ended March 31, 2010 the current portion of the long-term debt was reduced to $140,490. As of March 31, 2010 there were letters of credit totaling $1,500 outstanding. As a result, the Company had $248,500 available under the revolving credit facility as of March 31, 2010.

Prior Senior Secured Credit Facilities

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCL, entered into the $1,790,000 prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”) with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. The Prior Senior Secured Credit Facilities consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 were available for letters of credit and swing line loans, respectively, to WCC and WCCL. All of the remaining outstanding debt under the Prior Senior Secured Credit Facilities was repaid with a portion of the proceeds of the LEO Transaction in September 2009.

8.75% Notes

On January 18, 2005, WCC, a wholly-owned U.S. subsidiary, issued $600,000 aggregate principal amount of Notes. The Notes were initially guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à.r.l., Warner Chilcott Intermediate (Luxembourg) S.à.r.l., WC Pharmaceuticals I Limited, the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL. Interest payments on the Notes were due semi-annually in arrears on each February 1 and August 1. The issuance costs related to the Notes were being amortized to interest expense over the ten-year term of the Notes using the effective interest method.

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its then remaining $380,000 aggregate principal amount of outstanding Notes. In connection with the Offer to Purchase, WCC purchased $290,540 aggregate principal amount of the Notes in December of 2009 for a total price of $304,341 (104.75% of the principal amount), plus accrued interest. Following the Company’s acceptance for purchase of $290,540 aggregate principal amount of the Notes on December 30, 2009, $89,460 aggregate principal amount of the Notes remained outstanding. In January of 2010, pursuant to the Offer to Purchase, WCC received and accepted for purchase approximately $2,000 aggregate principal amount of additional Notes. Finally, on February 1, 2010, WCC redeemed all of the remaining outstanding Notes in accordance with the Indenture. The redemption price for the redeemed Notes was $1,043.75 per $1,000.00 principal amount plus accrued and unpaid interest. The interest premium recognized in the condensed consolidated statement of operations as a result of the tender offer was $3,914 in the quarter ended March 31, 2010.

Components of Indebtedness

As of March 31, 2010, the Company’s outstanding funded debt was solely comprised of the New Senior Secured Credit Facilities. As of March 31, 2010, mandatory principal repayments of long-term debt in the remainder of 2010 and each of the five years ending December 31, 2011 through 2015 were as follows:

Year Ending December 31,	Aggregate Maturities
2010	$86,617
2011	215,490
2012	215,490
2013	215,490
2014	315,490
2015	1,471,548

Total long-term debt	$2,520,125

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

11. Stock-Based Compensation Plans

The Company’s stock-based compensation, including grants of non-qualified options to purchase ordinary shares and grants of restricted ordinary shares or their equivalent, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. Total stock-based compensation expense recognized for the quarters ended March 31, 2010 and 2009 was $4,683 and $2,632, respectively. Unrecognized future compensation expense was $32,288 as of March 31, 2010, which will be recognized as an expense over a remaining weighted average period of 1.24 years.

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

	2010 Grants	2009 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	3.61 – 3.83%	2.35 – 3.84%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7.87 years.

The following is a summary of the equity award activity for unvested restricted ordinary shares, or their equivalent, in the period from December 31, 2009 through March 31, 2010:

	Restricted Share Grants
(in thousands except per share amounts)	Number of Ordinary Shares	Weighted Average Fair Value on Grant Date
Unvested restricted ordinary shares at December 31, 2009	775	$14.52

Granted shares	420	27.18
Vested shares	(180)	14.18
Forfeited shares	(15)	16.24

Unvested restricted ordinary shares at March 31, 2010	1,000	$19.87

The following is a summary of the equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2009 through March 31, 2010:

	Options to Purchase Ordinary Shares
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at December 31, 2009	6,321	$4.14	$16.93
Granted options	1,898	10.96	27.02
Exercised options	(121)	6.73	15.20
Forfeited options	(62)	6.16	15.28

Balance at March 31, 2010	8,036	$5.70	$19.35

Vested and exercisable at March 31, 2010	3,363	$2.76	$19.39

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase ordinary shares, that are “in the money” as of March 31, 2010, is as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at March 31, 2010	6,130	$16.96	$25.52	$52,473
Vested and exercisable at March 31, 2010	3,363	$19.39	$25.52	$20,615

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

12. Commitments and Contingencies

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

In December 2008, the Company signed an agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and if approved market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2,000 in connection with signing the agreement. In March 2009, the Company paid $9,000 to Dong-A, which was included in R&D expense in the quarter ended March 31, 2009, upon the achievement of a developmental milestone under the agreement. The Company agreed to pay for all development costs incurred during the term of the agreement and may make additional payments to Dong-A of $13,000 upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the product.

In April 2010, the Company amended its agreement with Dong-A to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). The Company currently is preparing to commence Phase II clinical trials for the BPH indication. This amendment resulted in the Company making an up-front payment to Dong-A of $20,000 in April 2010. This amount will be included as R&D expense during the quarter ended June 30, 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of $25,000 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

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

Product Development Agreements – PGP Acquisition

As part of the PGP Acquisition, the Company became party to certain agreements including the following:

In July 2005, PGP entered into a co-development and co-promotion agreement with Novartis under which Novartis agreed to co-develop and co-promote ENABLEX. Under the agreement, the Company may be required to make payments to Novartis upon the achievement of various sales and developmental milestones that could aggregate up to $15,000.

In June 2006, PGP entered into an agreement with Watson Pharmaceuticals, Inc. (“Watson”) under which PGP acquired the rights to certain products under development relating to transdermal delivery systems for testosterone for use in females. Under the product development agreement, the Company may be required to make additional payments to Watson upon the achievement of various developmental milestones that could aggregate up to $25,000. Further, the Company agreed to pay a supply fee and royalties to Watson on the net sales of those products.

In June 2007, PGP entered into an agreement with Dong Wha Pharm. Ind. Co. Ltd. (“Dong-Wha”). Under the agreement, PGP acquired an exclusive license to develop, manufacture and commercialize compounds world wide, excluding Asia, for the treatment of osteoporosis. The agreement permits termination by the Company upon 90 days’ notice. In April 2010, the Company notified Dong-Wha of its intent to terminate the agreement. The termination will be effective in July 2010. The Company has no further payment obligations to Dong-Wha.

Other

The Company and Sanofi are parties to the Actonel Collaboration Agreement. Pursuant to the Actonel Collaboration Agreement, a joint oversight committee comprised of equal representation from the Company and Sanofi is responsible for overseeing the development and

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

promotion of ACTONEL. The rights and obligations of the Company and Sanofi are specified by geographic market. In certain geographic markets, the Company and Sanofi share development and promotion costs as well as product profits based on contractual percentages. Pursuant to this agreement, the Company is obligated to incur an agreed upon amount for A&P and selling each fiscal year in certain countries. See Note 19 for a discussion of the recent amendment of the Actonel Collaboration Agreement with respect to the U.S. and Puerto Rico.

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

The following discussion is limited to the Company’s material on-going legal proceedings, including the Company’s legal proceedings as a result of the PGP Acquisition:

Hormone Therapy Product Liability Litigation

Approximately 716 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered to, the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. Under the purchase and sale agreement pursuant to which the Company acquired FEMHRT from Pfizer Inc. (“Pfizer”) in 2003, the Company agreed to assume certain product liability exposure with respect to claims made against Pfizer after March 5, 2003 and tendered to the Company relating to FEMHRT products. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 716 suits that were filed against, or tendered to, the Company, 477 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal notices in another 20 cases to plantiffs’ counsel.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

ONJ Product Liability Litigation

The Company is a defendant in approximately 83 cases involving 91 plaintiffs who allege, among other things, that the Company’s bisphosphonate drug ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss, or destruction, of the jawbone. These cases have been filed in either federal or state courts in the United States, except for one lawsuit in provincial court in Canada. Sanofi, which co-promotes ACTONEL with the Company, is a defendant in most of the cases. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorney’s fees. In addition, the Company is aware of three other potential claimants who are under a tolling agreement suspending the statutes of limitation related to their claims. The Company is in the initial stages of discovery in the litigation, and cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Actonel Collaboration Agreement Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in the U.S. and Canada relating to ACTONEL brought prior to April 1, 2010, which would include ONJ-related claims that were pending as of March 31, 2010. Pursuant to the April 2010 amendment to the Actonel Collaboration Agreement, the Company will be fully responsible for any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought on or after April 1, 2010.

The Company may be liable for product liability, warranty or similar claims in relation to PGP products, including ONJ-related claims that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company for 50% of the losses from any such claims pending as of October 30, 2009, subject to certain limits.

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

ASACOL 400 mg Patent Matters

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which PGP exclusively licenses from Medeva covering the ASACOL 400 mg product (“ASACOL 400”), were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The lawsuit resulted in a stay of FDA approval of Roxane’s ANDA until March 2010. The trial has not yet been scheduled. However, unless the District Court decides earlier in its favor, Roxane has agreed not to launch a generic version of ASACOL 400 before November 1, 2010. In addition, Roxane has agreed that if the case is fully submitted to the District Court by November 1, 2010, it will not launch until the District Court decides the case. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of the ASACOL 400 mg product will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

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

In August 2008, December 2008 and January 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”) indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product (“ACTONEL OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 in the U.S. District Court for the

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

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

On February 12, 2010, the Company received a Paragraph IV certification notice letter from Mylan Pharmaceuticals Inc. (“Mylan”) regarding the Company’s ACTONEL With Calcium Tablets (Copackaged) (“ACTONEL/Calcium”), which are covered by the Company’s ‘513 Patent, as well as the Merck Patents owned by Merck and licensed by the Company. The Paragraph IV certification letter advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL/Calcium prior to the expiration of the ‘513 patent in 2018 and the Merck Patents in 2019. The certification notice letter sets forth allegations of non-infringement and/or the invalidity of the ‘513 and Merck patents. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company previously discontinued sales of ACTONEL/Calcium and has elected not to bring an infringement action with respect to this ANDA. In addition, Mylan did not certify against the ‘122 Patent which expires in June 2014 (including a 6-month extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including ACTONEL/Calcium). As a result, the Company does not believe that Mylan will be permitted to market its proposed ANDA product prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration (including a 6-month extension of regulatory exclusivity) of the ‘122 Patent.

On February 24, 2010, the Company received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the Company’s 5, 30, 35 and 75 mg dosage strength ACTONEL tablets, as well as ACTONEL OaM tablets. The notice letter contends that the ‘513 Patent, the Merck Patents and the ‘938 Patent which cover the products are invalid and/or will not be infringed. The Company and Roche filed a patent suit against Mylan in April 2010 in the United States District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent. The lawsuit results in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of the Company’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. Additionally, ACTONEL OaM has FDA exclusivity through April 2011, and Mylan did not certify against the underlying ‘122 Patent which expires in June 2014 (including a 6-month extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products. As a result, the Company does not believe that Mylan will be permitted to market its proposed ANDA products prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration of the ‘122 Patent (including a 6-month extension of regulatory exclusivity). No trial date has been set. While the Company and Roche intend to vigorously defend the ‘938 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that Mylan’s generic versions of ACTONEL tablets will not be approved and enter the market prior to the expiration of the ‘938 Patent in 2023.

DORYX Patent Matters

As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd.’s (“Mayne”) U.S. Patent No. 6,958,161 (the “‘161 Patent”) covering the Company’s DORYX product was submitted to the FDA for listing in the FDA’s Orange Book and potential generic competitors that had filed an ANDA prior to the listing of the ‘161 Patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In November and December 2008, and January 2009, the Company and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan, Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

versions of DORYX 100 and 75 mg delayed-release tablets (“DORYX 100 and 75”). Those notice letters contend that the ‘161 Patent is invalid, unenforceable or not infringed. In December 2008 and January 2009, the Company and Mayne filed lawsuits against each of the potential generic competitors in the United States District Court for the District of New Jersey, charging them with infringement of the ‘161 Patent. In March 2009, the Company received the FDA’s response to a citizen petition that it had submitted requesting that the FDA impose a 30-month stay of approval on ANDAs referencing DORYX 100 and 75 that were filed prior to the listing of the ‘161 Patent under the transition rules of the QI Act. In its joint response to the citizen petitions of the Company and several other petitioners, the FDA took the position that a 30-month stay would not apply to approvals for such ANDAs. On November 9, 2009, pursuant to an agreement among the Company, Mayne and Mutual, the District Court dismissed the lawsuit against Mutual concerning generic versions of DORYX 100 and 75 following Mutual’s agreement to withdraw its ANDA with respect to such products.

In March 2009, the Company and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150 mg delayed-release tablets (“DORYX 150”). The notice letters contend that the ‘161 Patent is not infringed. In March 2009, the Company and Mayne filed a lawsuit against Impax in the United States District Court for the District of New Jersey, charging Impax with infringement of the ‘161 Patent. In May 2009, the Company and Mayne filed a lawsuit against Mylan in the United States District Court for the District of New Jersey charging Mylan with infringement of the ‘161 Patent. In February 2010, the Company and Mayne received a Paragraph IV certification notice letter from Heritage Pharmaceuticals Inc. (“Heritage”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 100 and 75 and DORYX 150 (together “DORYX 150, 100 and 75”). The notice letter contends that the ‘161 Patent is not infringed. In March 2010, the Company and Mayne filed a lawsuit against Heritage in the United States District Court for the District of New Jersey charging Heritage with infringement of the ‘161 Patent. Based on the FDA’s March 2009 guidance, the Company believes that because each of Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 150, and Heritage’s ANDA with respect to generic versions of DORYX 150, 100 and 75, were submitted after the listing of the ‘161 Patent in the FDA’s Orange Book, that the FDA will stay approval of these generic versions of the products for up to 30 months, subject to the prior resolution of the matter before the District Court.

In January 2010, the Company and Mayne received a Paragraph IV certification notice letter from Sandoz indicating that it had amended its ANDA previously submitted to the FDA requesting approval to manufacture and sell generic versions of DORYX 100 and 75 to include a generic version of DORYX 150. The notice letter contends that the ‘161 Patent is invalid, unenforceable or not infringed. In January 2010, the Company and Mayne filed a lawsuit against Sandoz in the United States District Court for the District of New Jersey charging Sandoz with infringement of the ‘161 Patent with respect to DORYX 150. While the Company can give no assurance, it believes that under current law, the FDA may not approve Sandoz’s amended ANDA with respect to DORYX 150 until 180 days following the date on which the “first filer” of an ANDA with respect to DORYX 150 enters the market, unless the first filer transfers or forfeits its first filer rights, for example by failing to begin marketing its product in a timely manner.

All of the actions against Actavis, Mylan, Impax and Sandoz relating to DORYX 100 and 75, as well as our lawsuits against Impax and Mylan relating to DORYX 150 have been consolidated for discovery purposes. The same is expected for the Sandoz DORYX 150 lawsuit. As the lawsuit against Heritage is only recently filed, it is uncertain whether the Heritage lawsuit will be consolidated with the others or proceed on a separate track. No trial dates been set by the District Court. While the Company and Mayne intend to vigorously defend the ‘161 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of DORYX 150, 100 or 75 will not be approved and enter the market prior to the expiration of the ‘161 Patent in 2022.

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

FEMCON FE Patent Matters

On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin Ltd. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, FEMCON FE. The notice letter contends that the Company’s U.S. Patent No. 6,667,050 (the “‘050 Patent”) which covers FEMCON FE and expires in 2019 is invalid or not infringed. In September 2009, the Company filed a lawsuit against Lupin in the District of Delaware charging Lupin with infringement of the ‘050 Patent. The lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of the Company’s receipt of such notice, subject to the prior resolution of the matter before the court. On October 21, 2009, Lupin answered alleging invalidity and non-infringement of the ‘050 patent. No trial date has yet been set. In December 2008, the Company entered into a settlement and license agreement with a subsidiary of Barr Pharmaceuticals, Inc. (together with its subsidiaries, “Barr”), which was subsequently acquired by Teva, to resolve the Company’s patent litigation related to FEMCON FE. Under the terms of the agreement, Teva was not permitted to launch a generic version of FEMCON FE until the earlier of July 1, 2012 or, among other circumstances, the date that is two years following the date of the filing of a new ANDA with a Paragraph IV certification by a third-party. In January 2009, the Company entered into a settlement and license agreement with Watson to resolve patent litigation related to FEMCON FE. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. If Lupin filed its ANDA with respect to FEMCON FE during 2009 and Teva’s ANDA with respect to a generic version of FEMCON FE is approved, Teva may be able to enter the market with a generic version of FEMCON as early as 2011. While the Company has filed an infringement suit against Lupin and intends to vigorously defend the ‘050 Patent and pursue its legal rights, it can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of FEMCON FE will not be approved and enter the market prior to the expiration of the ‘050 Patent in 2019.

False Claims Act Litigation

In December 2009, the Company was served with a civil complaint brought by an individual plaintiff, purportedly on behalf of the United States, alleging that the Company and over 20 other pharmaceutical manufacturers violated the False Claims Act (“FCA”), 31 U.S.C. § 3729(a)(1)(A), (B), by submitting false records or statements to the federal government, thereby causing Medicaid to pay for unapproved or ineffective drugs. The plaintiff’s original complaint was filed under seal in 2002, but was not served on the Company until 2009. The complaint alleges that the Company submitted to the Centers for Medicare and Medicaid Services (“CMS”) false information regarding the safety and effectiveness of certain nitroglycerin transdermal products. The plaintiff alleges that CMS included these products in its list of reimbursable prescription drugs and that, as a consequence federal Medicaid allegedly reimbursed state Medicaid programs for a portion of the cost of such products. The plaintiff asserts that from 1996 until 2003 the federal Medicaid program paid approximately $9.8 million to reimburse the states for the Company’s nitroglycerin transdermal products. The complaint seeks treble damages; a civil penalty of up to ten thousand dollars for each alleged false claim; and costs, expenses and attorneys’ fees.

The Company expects to file its response to the complaint during the second or third quarter of 2010. The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and anticipates filing a motion to dismiss the action. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. The estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

14. Income Taxes

The Company operates in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The Company’s effective tax rate for the quarter ended March 31, 2010 was 57.6%, which reflected a tax benefit on the quarterly loss as a result of the mix of income in the various jurisdictions the company operates in and a tax ruling granting the Company a reduced Swiss tax rate for 2009. The effective tax rate for the quarter ended March 31, 2009 was 16.0%. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, impacts from the purchase accounting related to the PGP Acquisition, as well as the overall level of consolidated income before income taxes. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

15. Segment Information

After the PGP Acquisition, the Company organized its business into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how it manages its business and views the markets it serves. The Company manages its businesses separately in North America and the ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

resources and assess performance. Prior to the PGP Acquisition, all of the Company’s revenues were derived domestically through one reportable segment. Following the PGP Acquisition, the Company expanded into Western Europe, Canada, the United Kingdom and Australia. In addition to managing the Company’s results of operations in the two reportable segments, the Company manages revenues at a brand level.

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

The following represents the Company’s segment operating profit and a reconciliation to its condensed consolidated income before taxes for the quarters ended March 31, 2010 and 2009:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended March 31, 2010
Total revenue	$794,768	$209,825	$(243,291)	$761,302

Segment operating profit	$64,292	$35,345	$(62,043)	$37,594

Corporate (costs)				(5,845)
Interest (expense), net				(72,398)

(Loss) before taxes				$(40,649)

Quarter Ended March 31, 2009
Total revenue	$245,989	$—	$—	$245,989

Segment operating profit	$69,608	$—	$—	$69,608

Corporate (costs)				—
Interest (expense), net				(18,017)

Income before taxes				$51,591

(1)	Eliminations represent inter-segment revenues and related cost of sales.

The following table presents total net revenues by product for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
Revenue breakdown by product
ACTONEL(1)	$262,308	$—
ASACOL	165,020	—
LOESTRIN 24 FE	78,751	52,365
DORYX	50,900	50,383
DOVONEX	37,804	28,004
TACLONEX	34,906	36,583
ESTRACE Cream	29,758	23,223
ENABLEX royalty	18,180	—
FEMCON FE	10,636	12,939
FEMHRT	9,293	12,692
Other Women’s Healthcare	10,692	4,084
Other Oral Contraceptives	7,432	7,869
Other Hormone Therapy	7,398	6,280
Other products	26,015	927
Contract manufacturing product sales	5,129	3,675
Other revenue	7,080	6,965

Total revenue	$761,302	$245,989

(1)	Other revenue related to ACTONEL is combined with its product net sales for the purposes of segment reporting.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The following tables present capital expenditures, amortization of intangible assets and depreciation expense for the quarters ended March 31, 2010 and 2009:

	North America	ROW	Total Company
Quarter ended March 31, 2010
Capital expenditures	$10,115	$5,347	$15,462
Amortization of intangible assets	137,212	23,700	160,912
Depreciation expense	6,044	1,447	7,491

Quarter ended March 31, 2009
Capital expenditures	$6,548	$—	$6,548
Amortization of intangible assets	56,993	—	56,993
Depreciation expense	3,026	—	3,026

The following table presents total revenue by significant country of domicile for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
U.S.	$562,386	$239,043
Canada	40,557	—
UK / Republic of Ireland	24,993	—
Puerto Rico	7,817	6,946
Other	125,549	—

Total	$761,302	$245,989

16. Reliance on Significant Suppliers

The following table shows revenue generated from products provided by significant suppliers as a percentage of total revenues. In the event that a supplier suffers an event that causes it to be unable to manufacture the Company’s product requirements for a sustained period and we are unable to obtain the product requirements from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the business of the Company.

	Quarter Ended March 31,
	2010	2009
LEO	10%	26%
Mayne Pharma International Pty. Ltd.	7%	20%
Lonza Inc.	34%	—
Cambrex Corporation	19%	—

17. Comprehensive Income

ASC Topic 220, “Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported in shareholders’ equity to be separately disclosed as other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of net income plus the period activity within accumulated other comprehensive income / (loss). Other comprehensive income was $(28,925) and $45,108 for the quarters ended March 31, 2010 and 2009, respectively. In the quarter ended March 31, 2009, other comprehensive income included unrealized gains/(losses) on the Company’s interest rate swap contract.

The components of accumulated other comprehensive income / (loss) consist of:

	As of March 31, 2010	As of December 31, 2009
Cumulative translation adjustment	$(19,358)	$(7,676)
Actuarial gains related to defined benefit plans (net of tax)	3,769	3,769

Total	$(15,589)	$(3,907)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

18. Retirement Plans

As a result of the PGP Acquisition, the Company assumed defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. Prior to the PGP Acquisition, the Company did not offer any defined benefit pension plans and, therefore, there is no net periodic benefit cost for the quarter ended March 31, 2009.

The net periodic benefit cost of the Company’s defined benefit plans for the quarter ended March 31, 2010 included the following components:

Non-U.S. Plans Defined Benefit
Service cost	$529
Interest cost	1,049
Expected return on plan assets	(864)
Amortization of:	—
Actuarial losses	—
Prior service costs	—

Net periodic benefit cost	$714

Company Contributions

For the three months ended March 31, 2010, the Company contributed $55,976 to non-U.S. retirement plans.

19. Subsequent Events

Sanofi

In April 2010, the Company and Sanofi entered into an amendment to the Actonel Collaboration Agreement. Under the terms of the amendment, the Company took full operational control over the promotion, marketing and R&D decisions for ACTONEL in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these territories. In return, it was agreed that Sanofi would receive as part of the global collaboration payments between the parties, collaboration payments from the Company based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Actonel Collaboration Agreement, which expires on January 1, 2015. Prior to the amendment, net profits from the sale of ACTONEL in these territories were allocated between the Company and Sanofi based on contractual percentages.

Dong-A

In April 2010, the Company amended its agreement with Dong-A to add the right to develop, and if approved, market, in the U.S. and Canada, Dong-A’s udenafil product, a PDE5 inhibitor, for the treatment of lower urinary tract symptoms associated with BPH. The Company currently is preparing to commence Phase II clinical trials for the BPH indication. This amendment resulted in the Company making an up-front payment to Dong-A of $20,000 in April 2010, which will be included in R&D expense in the second quarter of 2010. Under the amendment, the Company may make additional payments to Dong-A in the aggregate amount of $25,000 upon the achievement of contractually-defined milestones in relation to the BPH product. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

PGP France

On April 30, 2010, after receiving all needed approvals, the Company completed the acquisition of P&G’s pharmaceutical business in France (“PGP France”). During the period from the closing of the PGP Acquisition on October 30, 2009 until April 30, 2010, P&G operated PGP France for the benefit of the Company. During that period the results of operations for PGP France were for the Company’s account and were reflected in the Company’s financial statements. Upon closing of the acquisition of PGP France, the Company acquired the assets, including the profits generated after October 30, 2009, and assumed the liabilities of PGP France. No additional consideration was paid to P&G in connection with the PGP France closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report and elsewhere in this Form 10-Q.

Summary

The following are certain significant events that occurred during the quarter ended March 31, 2010:

•	In March 2010, we made optional prepayments aggregating $400.0 million of our term loan indebtedness under our new senior secured credit facilities (the “New Senior Secured Credit Facilities”);

•	Our revenue for the quarter ended March 31, 2010 was $761.3 million and our net (loss) was ($17.2) million.

Strategic Transactions

During 2009, we completed two strategic transactions that impacted our results of operations during the quarter ended March 31, 2010 and will continue to have a significant impact on our future operations.

PGP Acquisition

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and The Procter & Gamble Company (“P&G”), we acquired the global branded prescription pharmaceutical business (“PGP”) for $2,919.3 million in cash and the assumption of certain liabilities (the “PGP Acquisition”). The purchase price is subject to certain post-closing adjustments. Under the terms of the Purchase Agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60.0 million. The total purchase price of $2,919.3 million was allocated to the estimated fair value of the assets acquired and liabilities assumed as of the date of the PGP Acquisition. The purchase price allocation as of March 31, 2010 is considered preliminary pending completion of the final valuation. In order to fund the consideration for the PGP Acquisition, certain of our subsidiaries entered into the New Senior Secured Credit Facilities, comprised of $2,950.0 million in aggregate term loan facilities and a $250.0 million revolving credit facility. On October 30, 2009, the Company borrowed $2,600.0 million of the aggregate $2,950.0 million of term loan facilities to finance the PGP Acquisition. The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in the Company’s condensed consolidated statement of operations.

In connection with the closing of the PGP Acquisition and in order to facilitate the transition of the PGP business, we and P&G entered into a Transition Services Agreement, effective as of October 30, 2009 (the “Transition Services Agreement”). Pursuant to the terms of the Transition Services Agreement, P&G agreed to provide us with specified services for a limited time following the closing of the PGP Acquisition, including with respect to the following: order acquisition and management, distribution, customer service, purchasing and procurement systems, integrated supply network systems, manufacturing execution systems, IT support, sales and marketing, research and development and regulatory and certain accounting and finance related services. We agreed to pay P&G a fee for these services through the term of the Transition Services Agreement.

LEO Transaction

On September 23, 2009, we entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid us $1,000.0 million in cash in order to terminate the Company’s exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to the Company’s distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). The transaction closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, our gross margin percentage during the term of the distribution agreement will be negatively impacted in 2010 as we continue to record net sales and costs of sales at nominal distributor margins. In addition, we agreed to provide certain transition services for LEO for a period of up to one year after the closing.

The LEO Transaction resulted in a gain of $393.1 million (or $380.1 million, net of tax). During the third quarter of 2009, we recorded a deferred gain of $68.9 million relating to the sale of certain inventories to LEO in connection with the LEO Transaction. In the fourth quarter of 2009, we recognized $34.2 million of the deferred gain as a reduction to cost of sales ($33.5 million, net of tax). In the quarter ended March 31, 2010, we recognized $25.1 million of the deferred gain as a reduction to cost of sales ($24.6 million, net of tax). The remaining $9.6 million of the deferred gain is expected to be recognized during the remainder of 2010 as we continue to distribute products for LEO under the distribution agreement. The aggregate gain from the LEO Transaction is expected to be $462.0 million ($447.6 million, net of tax).

Operating Results for the quarters ended March 31, 2010 and 2009

Revenue

The following table sets forth our unaudited revenue for the quarters ended March 31, 2010 and 2009, as well as the corresponding dollar and percentage changes:

	Quarter Ended March 31,		Increase (decrease)
(dollars in millions)	2010	2009	Dollars	Percent
Women’s Healthcare:
Oral Contraceptives
LOESTRIN 24 FE	$78.8	$52.4	$26.4	50.4%
FEMCON FE	10.6	12.9	(2.3)	(17.8)%
Other Oral Contraceptives	7.4	7.8	(0.4)	(5.6)%

Total oral contraceptives	$96.8	$73.1	$23.7	32.3%

Hormone Therapy
ESTRACE Cream	$29.8	$23.2	$6.6	28.1%
FEMHRT	9.3	12.7	(3.4)	(26.8)%
Other Hormone Therapy	7.4	6.3	1.1	17.8%

Total hormone therapy	$46.5	$42.2	$4.3	10.1%

ACTONEL (1)	$262.3	$—	$262.3	100.0%
Other women’s healthcare products	10.7	4.1	6.6	161.8%

Total Women’s Healthcare	$416.3	$119.4	$296.9	248.5%

Dermatology:
DORYX	$50.9	$50.4	$0.5	1.0%
TACLONEX (2)	34.9	36.6	(1.7)	(4.6)%
DOVONEX (2)	37.8	28.0	9.8	35.0%

Total Dermatology	$123.6	$115.0	$8.6	7.5%

Gastroenterology:
ASACOL	$165.0	$—	$165.0	100.0%

Urology:
ENABLEX (1)	$18.2	$—	$18.2	100.0%

Other:
Other products net sales	$26.0	$0.9	$25.1	n.m.
Contract manufacturing product sales	5.1	3.7	1.4	39.6%
Other revenue	7.1	7.0	0.1	1.7%

Total Revenue	$761.3	$246.0	$515.3	209.5%

(1)	Includes “other revenue” as classified in our condensed consolidated statement of operations.
(2)	Includes sales recorded pursuant to our distribution agreement with LEO during the quarter ended March 31, 2010.

Revenue in the quarter ended March 31, 2010 was $761.3 million, an increase of $515.3 million, or 209.5%, compared to the same quarter in the prior year. The primary drivers of the increase in revenue were the products acquired from the PGP Acquisition, primarily ACTONEL, ASACOL and ENABLEX, which together contributed $445.5 million of revenue growth in the quarter ended March 31, 2010, compared to the prior year quarter. Also contributing to the increase in revenue was growth in the net sales of LOESTRIN 24 FE, which contributed $26.4 million of revenue growth in the quarter ended March 31, 2010, compared to the prior year quarter. The growth delivered by these products was partially offset by net sales declines in certain other products. In addition to transactions such as the PGP Acquisition, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Net sales of our oral contraceptive products increased $23.7 million, or 32.3%, in the quarter ended March 31, 2010, compared with the prior year quarter. LOESTRIN 24 FE generated revenues of $78.8 million in the quarter ended March 31, 2010, an increase of 50.4%, compared with $52.4 million in the prior year quarter. The increase in LOESTRIN 24 FE net sales was primarily due to increases in filled prescriptions of 70.8% and higher average selling prices, offset in part by the impact of higher sales-related deductions primarily due to increased utilization of customer loyalty cards and a contraction of pipeline inventories relative to the prior year quarter.

Revenues of ACTONEL were $262.3 million in the quarter ended March 31, 2010. Revenues in North America totaled $153.8 million, including $120.3 million in the United States. Filled prescriptions of ACTONEL in the U.S. decreased 21.7% in the quarter ended March 31, 2010 compared to the same quarter in the prior year. On a sequential basis, filled prescriptions in the U.S. decreased 9.9% in the quarter ended March 31, 2010 compared to the fourth quarter of 2009. Generic competition in Canada began to negatively impact our net sales of ACTONEL in the first quarter of 2010 and we expect generic competition in Western Europe to negatively impact our net sales of ACTONEL beginning in the fourth quarter of 2010. In addition, in the United States, ACTONEL continues to face market share declines due to the impact of managed care initiatives encouraging the use of generic versions of other products.

Net sales of our dermatology products increased $8.6 million, or 7.5%, in the quarter ended March 31, 2010, compared with the prior year quarter. Net sales of DORYX were essentially flat as compared to the prior year quarter as increases in filled prescriptions of 32.1% and higher average selling prices were offset by increases in sales related deductions and a contraction of pipeline inventories relative to the prior year quarter. The increase in sales related deductions compared with the prior year quarter was primarily due to the increased usage of our customer loyalty card for DORYX 150 mg. DOVONEX and TACLONEX revenues recorded during the quarter ended March 31, 2010 totaled $72.7 million, a net increase of $8.1 million as compared to the prior year quarter. As a result of the LEO Transaction and related distribution agreement with LEO, we record revenue and cost of sales at distributor margins for all TACLONEX and DOVONEX products. We will continue to record revenue and cost of sales from the distribution of the products for LEO during 2010 until the termination of the distribution agreement. This will continue to negatively impact our gross margin percentage during the distribution period.

Net sales of ASACOL in the quarter ended March 31, 2010 were $165.0 million. Revenues in North America totaled $152.2 million, including $147.4 million in the United States. Filled prescriptions of ASACOL in the U.S. decreased 7.0% in the quarter ended March 31, 2010 compared to the same quarter in the prior year. On a sequential basis, filled prescriptions in the U.S. decreased 5.5% in the quarter ended March 31, 2010 compared to the fourth quarter of 2009. In October 2007, PGP and Medeva Pharma Suisse AG (“Medeva”), the owner of the formulation and method patent for PGP’s ASACOL 400 mg product, filed a patent infringement suit against Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, which triggered a 30-month stay of FDA approval with respect to Roxane’s ANDA for a generic version of the ASACOL 400 mg product. See Note 13 to our Notes to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2010 included in this Form 10-Q. Our ASACOL 800 mg product (known as ASACOL HD in the U.S.) was launched in the United States in June 2009 and has protection under a separate formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product. In 2009 and the first quarter of 2010, the ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters ended March 31, 2010 and 2009:

(dollars in millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	$ Change	Percent Change
Product net sales	$709.5	$239.0	$470.5	196.8%

Cost of sales (excluding amortization)	$217.4	$48.8	$168.6	346.0%

Cost of sales percentage	30.6%	20.4%

Cost of sales (excluding amortization) increased $168.6 million, or 346.0%, in the quarter ended March 31, 2010 compared with the prior year quarter, due to the 196.8% increase in product net sales, the $105.5 million impact of the purchase accounting inventory step-up as a result of the PGP Acquisition that was recognized in cost of sales in the quarter and approximately $73.0 million of costs for DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. This increase was offset in part by a $25.1 million gain relating to the sale of certain inventories in connection with the LEO Transaction and the favorable change in product mix as a result of the PGP Acquisition. Our cost of sales, as a percentage of product net sales, increased from 20.4% in the quarter ended March 31, 2009 to 30.6% in the quarter ended March 31, 2010. Excluding the impact of the purchase accounting inventory step-up recognized in the quarter ended March 31, 2010, the PGP Acquisition is expected to have a favorable impact on our cost of sales percentage in 2010 compared with 2009 periods.

Selling, General & Administrative (“SG&A”) expenses

SG&A expenses were comprised of the following expenses for the quarters ended March 31, 2010 and 2009:

(dollars in millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$31.0	$7.7	$23.3	303.8%
Selling and Distribution	167.8	22.9	144.9	633.6%
General, Administrative and Other (“G&A”)	121.3	16.2	105.1	647.6%

Total	$320.1	$46.8	$273.3	584.4%

SG&A expenses for the quarter ended March 31, 2010 were $320.1 million, an increase of $273.3 million, or 584.4%, from $46.8 million in the prior year quarter. A&P expenses in the quarter ended March 31, 2010 increased $23.3 million, or 303.8%, compared with the prior year quarter, primarily due to advertising and other promotional spending attributable to the acquired PGP products. Selling and distribution expenses for the quarter ended March 31, 2010 increased by $144.9 million, or 633.6%, compared to the prior year quarter. The increase is primarily due to the Sanofi-Aventis U.S. LLC (“Sanofi”) co-promotion expense of $107.1 million under the Actonel Collaboration Agreement between us and Sanofi, increased headcount resulting from the acquisition of the PGP sales forces as well as new expenses related to the acquired PGP products. G&A expenses in the quarter ended March 31, 2010 increased $105.1 million, or 647.6%, compared with the prior year quarter, due in large part to increases in infrastructure costs, compensation expenses and professional and legal fees primarily relating to the PGP Acquisition. Included in G&A expenses in the quarter ended March 31, 2010 were $11.5 million of legal, consulting and other professional fees relating to the PGP Acquisition, expenses payable to P&G under the Transition Services Agreement of $22.8 million and severance costs of $12.5 million.

R&D

Our investment in R&D for the quarter ended March 31, 2010 was $31.1 million, an increase of $7.2 million, or 30.5%, compared with $23.9 million in the prior year quarter. The quarter ended March 31, 2009 included $11.5 million of milestone payments including $9.0 million to Dong-A PharmTech Co. Ltd. (“Dong-A”), upon the achievement of a developmental milestone under our agreement for the development of an orally-administered udenafil product for the treatment of erectile dysfunction and $2.5 million to NexMed, Inc. (“NexMed”) in connection with our acquisition of NexMed’s U.S. rights to its topically applied alprostadil cream. Excluding these milestone payments in 2009, R&D expenses increased $18.7 million. The increase in R&D expenses in the quarter ended March 31, 2010 relative to the prior year quarter was primarily due to costs incurred relating to ongoing clinical studies, the addition of R&D projects from PGP and higher costs associated with an increase in personnel and facilities.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended March 31, 2010 and 2009 was $160.9 million and $57.0 million, respectively. The increase in amortization expense in the quarter ended March 31, 2010 compared to the prior year quarter was due primarily to the amortization of intellectual property assets acquired in the PGP Acquisition which accounted for $120.8 million of the amortization expense in the quarter ended March 31, 2010. We expect amortization expense to significantly increase in 2010 as a result of the PGP Acquisition. We continuously review our products’ remaining useful lives based on each product family’s estimated future cash flows. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest income and interest expense (“Net interest expense”)

Net interest expense for the quarter ended March 31, 2010 was $72.4 million, an increase of $54.4 million, or 301.8%, from $18.0 million in the prior year quarter. Included in net interest expense in the quarter ended March 31, 2010 was $19.6 million relating to the write-off of debt finance costs associated with the purchase and redemption of the remaining portion of our 8.75% senior subordinated notes due 2015 (the “Notes”) and with the optional prepayment of $400.0 million of indebtedness under our New Senior Secured Credit Facilities. Included in net interest expense in the quarter ended March 31, 2009 was $1.3 million relating to the write-off of debt finance costs associated with the optional prepayment of $100.0 million of indebtedness under our prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). Excluding the write-off of debt finance costs, net interest expense increased $36.1 million. The increase in net interest expense in the quarter ended March 31, 2010 was primarily due to an increase in the amount of our outstanding indebtedness under our New Senior Secured Credit Facilities used to fund the PGP Acquisition relative to our total outstanding indebtedness in the prior year quarter.

Income taxes

We operate in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. Our effective tax rate for the quarter ended March 31, 2010 was 57.6%, which reflected a tax benefit on the quarterly loss as a result of the mix of income in the various jurisdictions we operate in and a tax ruling granting us a reduced tax rate in Switzerland for 2009. The effective tax rate for the quarter ended March 31, 2009 was 16.0%. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, impacts from the purchase accounting related to the PGP Acquisition, as well as the overall level of consolidated income before income taxes. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

Net (loss) / income

Due to the factors described above, we reported a net (loss) of ($17.2) million and net income of $43.3 million in the quarters ended March 31, 2010 and 2009, respectively.

Operating Results by Segment

After the PGP Acquisition, we organized our business into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how we manage our business and view the markets we serve. We manage our business separately in North America and the ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Prior to the PGP Acquisition, all of our revenues were derived domestically through one reportable segment. Following the PGP Acquisition, we expanded into Western Europe, Canada, the United Kingdom and Australia. In addition to managing our results of operations in the two reportable segments, we manage revenues at a brand level. The discussion set forth above presents a discussion of revenues at the brand level. We measure an operating segment’s performance primarily based on segment operating income, which excludes interest, and is used by the chief operating decision maker to evaluate the success of a specific region.

In the quarter ended March 31, 2010, revenues in North America were $794.8 million, compared to $246.0 million in the quarter ended March 31, 2009. Revenues in the ROW in the quarter ended March 31, 2010 were $209.8 million, compared to zero in the quarter ended March 31, 2009 prior to the PGP Acquisition. Revenues in North America increased as a result of the PGP Acquisition and growth in net sales of promoted products as described above. Revenues in ROW increased due to the PGP Acquisition, as we did not generate revenues in ROW prior to the PGP Acquisition.

Segment operating profit in North America was $64.3 million in the quarter ended March 31, 2010, compared to $69.6 million in the quarter ended March 31, 2009. ROW segment operating profit in the quarter ended March 31, 2010 was $35.3 million compared to zero in the quarter ended March 31, 2009. Segment operating profit in North America grew as a result of the factors described above. In the quarter ended March 31, 2010, we recognized $71.0 million and $34.5 million in North America and the ROW, respectively, as a charge in the cost of sales relating to the inventory step-up from the PGP Acquisition.

Financial Condition, Liquidity and Capital Resources

Cash

At March 31, 2010, our cash on hand was $246.0 million, as compared to $539.0 million at December 31, 2009. As of March 31, 2010, our total debt consisted of $2,520.1 million of borrowings under our New Senior Secured Credit Facilities.

The following table summarizes our net (decrease) in cash and cash equivalents:

(Dollars in millions)	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009
Net cash provided by operating activities	$245.2	$105.3
Net cash (used in) investing activities	(18.4)	(9.4)
Net cash (used in) financing activities	(517.5)	(101.5)
Effect of exchange rates on cash and cash equivalents	(2.3)	—

Net (decrease) in cash and cash equivalents	$(293.0)	$(5.6)

Our net cash provided by operating activities for the quarter ended March 31, 2010 increased $139.9 million over the prior year period. We reported a net (loss) of ($17.2) million for the quarter ended March 31, 2010 compared with net income of $43.3 million in the prior year quarter. Included in net (loss) for the quarter ended March 31, 2010 was a non-cash charge of $105.5 million relating to the write-off of the fair value step-up on inventories acquired in the PGP Acquisition as such inventories were sold. Also impacting net (loss) in the quarter ended March 31, 2010 is non-cash amortization expense, which increased $103.9 million as compared to the prior year quarter, primarily as a result of the amortization of intangible assets acquired in the PGP Acquisition. Our liability for unrecognized tax benefits (including interest) under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes,” (“ASC 740”) which is expected to settle within the next twelve months is $1.9 million. Our liability for unrecognized tax benefits (including interest) under ASC 740 which is expected to settle after twelve months is $9.7 million. While we currently have negative working capital of $108.3 million, we believe that cash flows generated from operations will be adequate to cover any such shortfall.

Our net cash used in investing activities during the quarter ended March 31, 2010 totaled $18.4 million, consisting of $2.9 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT and $15.5 million relating to capital expenditures. The cash flows used in investing activities in the quarter ended March 31, 2009 totaled $9.4 million, consisting of $2.9 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT, and $6.5 million relating to capital expenditures. Our capital expenditures in 2010 are expected to be significantly higher than 2009 levels due to investments in our infrastructure in support of our growing global business, including investment in manufacturing, supply chain, IT, R&D and other corporate initiatives.

Our net cash used in financing activities in the quarter ended March 31, 2010 was $517.5 million and principally consisted of repayments of $429.9 million of principal indebtedness under the New Senior Secured Credit Facilities, including scheduled repayments of $29.9 million and optional prepayments of $400.0 million, and the repurchase and redemption of the remaining $89.5 million aggregate principal amount of our Notes. Our net cash used in financing activities in the quarter ended March 31, 2009 was primarily the result of our repayment of $101.5 million of debt under the Prior Senior Secured Credit Facilities.

Other

In April 2010, the Company amended its agreement with Dong-A to add the right to develop, and if approved, market, in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). This amendment resulted in the Company making an up-front payment to Dong-A of $20.0 million in April 2010. This amount will be included as R&D expense during the quarter ending June 30, 2010.

New Senior Secured Credit Facilities

On October 30, 2009, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent, pursuant to which the Lenders provided the New Senior Secured Credit Facilities in an aggregate amount of $3,200.0 million comprised of (i) $2,950.0 million in aggregate term loan facilities and (ii) a $250.0 million revolving credit facility that is available to all Borrowers. The term loan facilities were comprised of (i) a $1,000.0 million Term A facility that matures on October 31, 2014 and (ii) a $1,600.0 million Term B facility and a $350.0 million delayed-draw term loan facility that mature on April 30, 2015. On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans (the “Additional Term Loans”) which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350.0 million in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding Notes. On December 16, 2009, the outstanding delayed-draw term loan facility was terminated. The revolving credit facility provides for a $20.0 million sublimit for swing line loans and a $50.0 million sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis. The interest rates on the borrowings under the New Senior Secured Credit Facilities, other than swing line loans, are (1) for the Term A facility, LIBOR (with a floor of 2.25%) plus 3.25%, or ABR, as defined, plus 2.25% and (2) for the Term B facility, the revolving credit facility and the Additional Term Loans, LIBOR (with a floor of 2.25%) plus 3.50% or ABR, as defined, plus 2.50%.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As a result of making optional prepayments of $400.0 million in the quarter ended March 31, 2010 the current portion of the long-term debt was reduced to $140.5 million. As of March 31, 2010 there were letters of credit totaling $1.5 million outstanding. As a result, we had $248.5 million available under the revolving credit facility as of March 31, 2010.

Prior Senior Secured Credit Facilities

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCL, entered into the $1,790.0 million Prior Senior Secured Credit Facilities with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. The Prior Senior Secured Credit Facilities consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million were available for letters of credit and swing line loans, respectively, to WCC and WCCL. All of the remaining outstanding debt under the Prior Senior Secured Credit Facilities was repaid with a portion of the proceeds of the LEO Transaction in September 2009.

Components of Indebtedness

As of March 31, 2010, the Company’s outstanding funded debt was solely comprised of the New Senior Secured Credit Facilities. As of March 31, 2010, mandatory principal repayments of long-term debt in the remainder of 2010 and each of the five years ending December 31, 2011 through 2015 were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2010	$86.6
2011	215.5
2012	215.5
2013	215.5
2014	315.5
2015	1,471.5

Total long-term debt	$2,520.1

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flow from operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under the New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs throughout 2010. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, in the absence of other compelling opportunities such as in-licensing transactions, business or product acquisitions, internal product development activities or other investment opportunities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated open market transactions. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable debt finance costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

Acquisitions

As a part of our business strategy, from time to time we consider acquisitions, in-licensing and partnership opportunities involving complimentary products. We cannot guarantee that any such transactions will be consummated.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at March 31, 2010.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,520.1 million as of March 31, 2010, a 1.0% change in interest rates would impact net interest expense by approximately $6.3 million per quarter. In addition, indebtedness outstanding under our New Senior Secured Credit Facility is subject to a LIBOR floor of 2.25%. Currently, the LIBOR rates are below the floor of 2.25% and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the floor of 2.25%.

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

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of March 31, 2010, we have not entered into any derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters ended March 31, 2010 and 2009.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of March 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

During the quarter ended March 31, 2010 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 13 to our Notes to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2010 included in this Form 10-Q for a description of our significant legal proceedings.

Item 1A.	Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our periodic filings, including our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”), should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our periodic reports are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our periodic filings or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 6.	Exhibits

10.1†	U.S. Amendment Agreement, effective April 1, 2010, by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC, to the Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between Warner Chilcott Company, LLC (as assignee of the Proctor & Gamble Company and Proctor & Gamble Pharmaceuticals, Inc.) and Sanofi-Aventis U.S. LLC (as successor in interest to Aventis Pharmaceuticals, Inc.)

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Those portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: May 7, 2010	By:	/S/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: May 7, 2010	By:	/S/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer