Form 10-Q
period 2010-06-30
Warner Chilcott plc
filed 2010-08-06
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of July 30, 2010, the registrant had 252,233,982 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of June 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$296,728	$539,006
Accounts receivable, net	357,666	339,753
Inventories, net	109,751	236,203
Prepaid expenses and other current assets	209,285	229,309

Total current assets	973,430	1,344,271

Other assets:
Property, plant and equipment, net	214,685	177,825
Intangible assets, net	2,940,854	3,302,386
Goodwill	1,018,639	1,060,644
Other non-current assets	109,633	146,115

Total assets	$5,257,241	$6,031,241

LIABILITIES
Current liabilities:
Accounts payable	$111,594	$168,477
Accrued expenses and other current liabilities	570,246	668,803
Income taxes payable	12,972	50,377
Current portion of long-term debt	165,490	208,960

Total current liabilities	860,302	1,096,617

Other liabilities:
Long-term debt, excluding current portion	2,325,763	2,830,500
Other non-current liabilities	91,621	215,031

Total liabilities	3,277,686	4,142,148

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 252,220,868 and 251,594,687 shares issued and outstanding	2,522	2,516
Additional paid-in capital	2,080,525	2,066,202
Accumulated deficit	(77,708)	(175,718)
Accumulated other comprehensive (loss)	(25,784)	(3,907)

Total shareholders’ equity	1,979,555	1,889,093

Total liabilities and shareholders’ equity	$5,257,241	$6,031,241

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
REVENUE
Net sales	$763,737	$245,565	$1,473,193	$484,589
Other revenue	51,873	5,251	103,719	12,216

Total revenue	815,610	250,816	1,576,912	496,805

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	108,756	46,962	326,192	95,712
Selling, general and administrative	280,798	53,022	600,855	99,788
Research and development	51,256	11,945	82,404	35,817
Amortization of intangible assets	157,159	56,992	318,071	113,985
Interest expense (net)	43,103	15,201	115,501	33,218

INCOME BEFORE TAXES	174,538	66,694	133,889	118,285
Provision for income taxes	59,285	10,671	35,879	18,926

NET INCOME	$115,253	$56,023	$98,010	$99,359

Earnings per share:
Basic	$0.46	$0.22	$0.39	$0.40
Diluted	$0.46	$0.22	$0.39	$0.40

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,010	$99,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,641	6,426
Amortization of intangible assets	318,071	113,985
Write-off of fair value step-up on acquired inventories	105,504	—
Amortization of debt finance costs	34,446	3,771
Stock-based compensation expense	10,339	5,962
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid expenses and other current assets	(21,730)	(16,031)
Decrease / (increase) in inventories	13,832	(3,952)
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(124,047)	23,437
(Decrease) in income taxes and other, net	(83,968)	(3,083)

Net cash provided by operating activities	365,098	229,874

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(2,900)	(5,800)
Capital expenditures	(55,305)	(19,033)

Net cash (used in) investing activities	(58,205)	(24,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of 8.75% senior subordinated notes due 2015 (“Notes”)	(89,460)	—
Term repayments under New Senior Secured Credit Facilities	(458,747)	—
Term repayments under Prior Senior Secured Credit Facilities	—	(102,727)
Proceeds from the exercise of non-qualified options to purchase ordinary shares	3,990	—
Other	(87)	(30)

Net cash (used in) financing activities	(544,304)	(102,757)

Effect of exchange rates on cash and cash equivalents	(4,867)	—

Net (decrease) / increase in cash and cash equivalents	(242,278)	102,284
Cash and cash equivalents, beginning of period	539,006	35,906

Cash and cash equivalents, end of period	$296,728	$138,190

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$74,535	$22,195

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

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. All intercompany transactions and balances have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

There have been significant changes to certain of the policies described in “Note 2” to the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2009 included in the Annual Report. Below are the required interim updates.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of the collection of a fixed amount of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: sales returns, rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues including, but not limited to: estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. Included in net sales are amounts earned by the Company under contract manufacturing agreements with third parties.

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and The Procter & Gamble Company (“P&G”), the Company acquired the global branded prescription pharmaceutical business (“PGP”) of P&G for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). As a result of the PGP Acquisition, the Company began to offer Medicare rebates and assumed significant managed care contracts. The costs incurred by the Company in connection with these rebates and contracts are considered sales-related deductions which reduce reported net sales. The Company estimates the accruals for these programs, based on estimated utilization rates, costs related to the programs and other historical data.

On March 30, 2010 the Patient Protection and Affordable Care Act of 2010 was signed into law. This law impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably Medicaid rebates. The new law is not expected to have a material impact on the Company’s revenues.

        As of June 30, 2010 and December 31, 2009, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $38,411 and $41,828, respectively. The amounts included in accrued liabilities were $329,740 and $333,292 as of June 30, 2010 and December 31, 2009, respectively. The provisions recorded to reduce gross sales to net sales were $200,000 and $66,817 in the quarters ended June 30, 2010 and 2009, respectively, and were $418,417 and $116,135 in the six months ended June 30, 2010 and 2009, respectively.

The Company recognizes revenue related to licensing rights to sell products under the Company’s patents, based on third-party sales, as earned in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of other revenue. The Company also has agreements with other pharmaceutical companies to

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

co-promote certain products. Revenues and related product costs are recognized on a gross basis in transactions where the Company is deemed to be the principal in the transaction. Revenues earned based on a percentage of the co-promotion partners’ net sales are recognized, on a net basis, when the co-promotion partners ship the related products and title passes to their customers. Contractual payments due to co-promotion partners are included within selling, general & administrative (“SG&A”) expense and contractual payments due from co-promotion partners are included within other revenue. Total other revenue for the quarters ended June 30, 2010 and 2009 was $51,873 and $5,251, respectively, and for the six months ended June 30, 2010 and 2009 was $103,719 and $12,216, respectively.

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

On April 30, 2010, after receiving all required approvals, the Company completed the acquisition of P&G’s pharmaceutical business in France (“PGP France”). During the period from the closing of the PGP Acquisition on October 30, 2009 until April 30, 2010, P&G operated PGP France for the benefit of the Company. During that period the results of operations for PGP France were for the Company’s account and were reflected in the Company’s financial statements. Upon closing of the acquisition of PGP France, the Company acquired the assets, including the profits generated after October 30, 2009, and assumed the liabilities of PGP France. No additional consideration was paid to P&G in connection with the PGP France closing.

The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in the Company’s condensed consolidated statement of operations. The purchase price allocation as of December 31, 2009 previously presented in the Annual Report, as well as the purchase price allocation as of June 30, 2010 is considered preliminary pending completion of the final valuation. In addition, the Company and P&G are currently in negotiations relating to the purchase price allocation for tax purposes.

The goodwill associated with the PGP Acquisition is reported within the Company’s North American segment. The goodwill results from expected synergies from the transaction, including complementary products that are expected to enhance the Company’s overall product portfolio, and result in incremental revenue and profitability. During the six months ended June 30, 2010, the decrease in goodwill shown below was the result of fair value adjustments to the identifiable net assets acquired including those net assets acquired upon the completion of the acquisition of PGP France. Final determination of the fair values may result in further adjustments to these values.

	As of December 31, 2009	Six Months Ended June 30, 2010 Adjustments	As of June 30, 2010
Purchase Price:
Cash consideration	$2,919,261	—	$2,919,261

Identifiable net assets:
Total identifiable net assets	$2,857,325	42,005	$2,899,330
Goodwill	61,936	(42,005)	19,931

Total	$2,919,261	—	$2,919,261

4. LEO Transaction

On September 23, 2009, the Company entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid the Company $1,000,000 in cash in order to terminate the Company’s exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all dermatology products in LEO’s development pipeline) in the United States and to acquire certain assets related to the Company’s distribution of DOVONEX and TACLONEX products in the United States. The transaction (the “LEO Transaction”) closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, the Company entered into a distribution agreement with LEO pursuant to which the Company agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. In addition, the Company agreed to provide certain transition services for LEO for a period of up to one year after the closing. On June 30, 2010, LEO assumed responsibility for its own distribution services and on July 15, 2010 the parties formally terminated the distribution agreement.

The LEO Transaction resulted in an initial gain of $393,095 (or $380,088, net of tax). In addition, during the third quarter of 2009, the Company recorded a deferred gain of $68,919 relating to the sale of certain inventories to LEO in connection with the LEO Transaction. In the fourth quarter of 2009, the Company recognized $34,184 of the deferred gain as a reduction to cost of sales ($33,500 net of tax). The remainder of the deferred gain was recognized as a reduction of cost of sales during the first two quarters of 2010. More specifically, during the quarter and six months ended June 30, 2010, the Company recognized $9,624 and $34,735, respectively, of the deferred gain as a reduction to cost of sales ($9,432 and $34,040 net of tax, respectively). The aggregate gain from the LEO Transaction was $462,014 (or $447,629 net of tax).

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

5. Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the condensed consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding plus the dilutive effect of stock option grants, restricted share grants and their equivalent. The following is the calculation of EPS for the quarters and six months ended June 30, 2010 and 2009, respectively:

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net income available to ordinary shareholders	$115,253	$56,023	$98,010	$99,359

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	251,243,674	250,502,666	251,113,794	250,477,140
Dilutive effect of stock option grants and unvested restricted stock, and their equivalent, grants	1,739,471	219,229	1,807,125	144,831

Diluted number of ordinary and potential ordinary shares outstanding	252,983,145	250,721,895	252,920,919	250,621,971

Earnings per ordinary share:
Basic	$0.46	$0.22	$0.39	$0.40

Diluted	$0.46	$0.22	$0.39	$0.40

Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase ordinary shares	6,594,520	6,521,372	6,579,607	6,521,372

Unvested restricted stock, and their equivalent, grants	622,448	589,241	699,586	689,165

6. Collaboration Arrangements

As a result of the PGP Acquisition, the Company became party to new collaborative arrangements to develop and commercialize drug candidates. Collaborative activities include research and development, marketing and selling (including promotional activities and physician detailing), and manufacturing and distribution. These collaborative arrangements often require milestone and royalty or profit share payments, as well as expense reimbursements or payments, to contractual partners. Each collaborative arrangement is unique in nature and the Company’s more significant arrangements are discussed below.

Sanofi

        The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan (as amended, the “Actonel Collaboration Agreement”). Pursuant to the Actonel Collaboration Agreement, a joint oversight committee, comprised of equal representation from the Company and Sanofi, is responsible for overseeing the development and promotion of ACTONEL. The Company’s and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenues for amounts earned based on Sanofi’s sale transactions with its customers. The Actonel Collaboration Agreement expires on January 1, 2015. For the quarter ended June 30, 2010, the Company recognized net sales and other revenue related to ACTONEL of $238,089 and $25,546, respectively, and co-promotion expenses of $61,143 were recognized in SG&A expense. For the six months ended June 30, 2010, the Company recognized net sales and other revenue related to ACTONEL of $473,811 and $52,132, respectively, and co-promotion expenses of $168,237 were recognized in SG&A expense.

In April 2010, the Company and Sanofi entered into an amendment to the Actonel Collaboration Agreement. Under the terms of the amendment, the Company took full operational control over the promotion, marketing and research & development (“R&D”) decisions for ACTONEL in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

the amendment, the Company shared such costs and expenses with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration payments between the parties, collaboration payments from the Company based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Actonel Collaboration Agreement, which expires on January 1, 2015.

Novartis

The Company and Novartis Pharmaceuticals Corporation (“Novartis”) are parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. The Company shares expenses with Novartis pursuant to the agreement and these costs are included within SG&A. The Company receives a contractual percentage of Novartis’ sales of ENABLEX, which is recorded, on a net basis, in other revenue. Under the agreement which expires in August 2016, the Company may be required to make payments to Novartis upon the achievement of various sales milestones that could aggregate up to $15,000. For the quarter and six months ended June 30, 2010, the Company recognized other revenue related to ENABLEX of $21,300 and $39,480, respectively.

7. Inventories

Inventories consist of the following:

	As of June 30, 2010	As of December 31, 2009
Finished goods	$57,872	$179,347
Work-in-progress/Bulk	28,805	34,084
Raw materials	23,074	22,772

Total	$109,751	$236,203

Amounts above are net of $6,588 and $7,495 related to inventory obsolescence reserves as of June 30, 2010 and December 31, 2009, respectively. As of December 31, 2009, finished goods inventories included a fair market value step-up adjustment related to the PGP Acquisition of $105,504. This increase in the cost of inventory resulting from purchase accounting was recognized in the statement of operations in the six months ended June 30, 2010. As of December 31, 2009, the Company had inventory relating to DOVONEX and TACLONEX aggregating to $16,902. As a result of LEO’s assumption of distribution services on June 30, 2010 (and the formal termination of the distribution agreement on July 15, 2010), the Company had no inventory related to DOVONEX and TACLONEX as of June 30, 2010. Product samples are stated at cost ($5,729 and $5,017 as of June 30, 2010 and December 31, 2009, respectively) and are included in prepaid expenses and other current assets.

8. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The following table represents the Company’s changes in goodwill:

Balance, December 31, 2009	$1,060,644
Decrease as a result of fair value adjustments to identifiable net assets acquired in the PGP Acquisition	(42,005)

Balance, June 30, 2010	$1,018,639

In-process research and development (“IPR&D”) acquired through the acquisition of a business is capitalized as a non-amortizable intangible asset. IPR&D will begin to be amortized if the associated regulatory approval is received. If regulatory approval is not received, and the R&D study is considered to be no longer viable, the IPR&D would be considered impaired. Until such time that both events occur, no impairment is deemed to have occurred and IPR&D is treated as an indefinite-lived intangible asset. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

The Company’s intangible assets as of June 30, 2010 consist of the following components:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,848,702	$160,479	$1,688,223
ACTONEL	525,205	126,742	398,463
ESTRACE Cream	411,000	232,883	178,117
OVCON / FEMCON FE product family	401,000	360,042	40,958
DORYX	331,300	174,996	156,304
FEMHRT product family	318,500	292,548	25,952
ENABLEX	90,731	14,827	75,904
Other products intellectual property	434,422	335,077	99,345

Total Definite-lived intangible assets	4,360,860	1,697,594	2,663,266

Indefinite-lived intangible assets
Trademark	30,000	—	30,000
IPR&D	247,588	—	247,588

Total intangible assets, net	$4,638,448	$1,697,594	$2,940,854

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Aggregate amortization expense related to intangible assets was $157,159 (including $119,992 for the newly acquired PGP products) and $56,992 for the quarters ended June 30, 2010 and 2009, respectively, and was $318,071 (including $240,837 for the newly acquired PGP products) and $113,985 for the six months ended June 30, 2010 and 2009, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. As of June 30, 2010, estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for the remainder of 2010 and for each of the next five years was as follows:

Amortization
2010	$314,530
2011	498,000
2012	408,792
2013	362,057
2014	291,372
2015	214,915
Thereafter	573,600

$2,663,266

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of June 30, 2010	As of December 31, 2009
Product rebate accruals (commercial and government)	$170,472	$182,017
Sales return reserves	93,876	106,378
ACTONEL co-promotion liability	82,622	169,114
Customer loyalty and coupon programs	65,392	44,897
Payroll, commissions, and employee costs	46,570	33,677
Professional fees	21,045	18,002
Severance accruals	21,020	33,133
Contractual obligations	16,493	21,787
Research and development expense accruals	13,671	7,101
Obligations under product licensing and distribution agreements	7,390	6,361
Advertising and promotion	5,678	8,829
Value-added tax liabilities	3,767	7,465
Uncertain tax positions(1)	1,943	1,943
Deferred income	1,733	5,741
Interest payable	396	3,729
Other	18,178	18,629

Total	$570,246	$668,803

(1)	As of June 30, 2010 and December 31, 2009, all income tax liabilities were related to reserves recorded under ASC Topic 740, “Accounting for Income Taxes,” (“ASC 740”). In addition, income tax reserves included as a component of other non-current liabilities as of June 30, 2010 and December 31, 2009 totaled $9,694.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

10. Indebtedness

New Senior Secured Credit Facilities

On October 30, 2009, in connection with the PGP Acquisition, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent, pursuant to which the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,200,000 comprised of (i) $2,950,000 in aggregate term loan facilities and (ii) a $250,000 revolving credit facility available to all Borrowers. The term loan facilities were comprised of (i) a $1,000,000 Term A facility that matures on October 31, 2014 and (ii) a $1,600,000 Term B facility and a $350,000 delayed-draw term loan facility that mature on April 30, 2015. On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans (the “Additional Term Loans”) which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350,000 in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding Notes. On December 16, 2009, the delayed-draw term loan facility was terminated. The revolving credit facility provides for a $20,000 sublimit for swing line loans and a $50,000 sublimit for the issuance of letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis. The interest rates on the borrowings under the New Senior Secured Credit Facilities, other than swing line loans, are (i) for the Term A facility, LIBOR (with a floor of 2.25%) plus 3.25%, or ABR, as defined, plus 2.25% and (ii) for the Term B facility, the revolving credit facility and the Additional Term Loans, LIBOR (with a floor of 2.25%) plus 3.50% or ABR, as defined, plus 2.50%. The carrying amounts reported in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 for the Company’s debt outstanding under its New Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As a result of making optional prepayments of $400,000 in the six months ended June 30, 2010 the current portion of the long-term debt was reduced to $165,490. As of June 30, 2010 there were letters of credit totaling $1,500 outstanding. As a result, the Company had $248,500 available under the revolving credit facility as of June 30, 2010.

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

8.75% Notes (Redeemed in full in February 2010)

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

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its then remaining $380,000 aggregate principal amount of outstanding Notes. In connection with the Offer to Purchase, WCC purchased $290,540 aggregate principal amount of the Notes in December of 2009 for a total price of $304,341 (104.75% of the principal amount), plus accrued interest. Following the Company’s acceptance for purchase of $290,540 aggregate principal amount of the Notes on December 30, 2009, $89,460 aggregate principal amount of the Notes remained outstanding. In January of 2010, pursuant to the Offer to Purchase, WCC received and accepted for purchase approximately $2,000 aggregate principal amount of additional Notes. Finally, on February 1, 2010, WCC redeemed all of the remaining outstanding Notes in accordance with the Indenture. The redemption price for the redeemed Notes was $1,043.75 per $1,000.00 principal amount, plus accrued and unpaid interest. The interest premium recognized in the condensed consolidated statement of operations as a result of the tender offer was $3,914 in the six months ended June 30, 2010.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Components of Indebtedness

As of June 30, 2010, the Company’s outstanding funded debt was solely comprised of the New Senior Secured Credit Facilities. As of June 30, 2010, mandatory principal repayments of long-term debt in the remainder of 2010 and each of the five years ending December 31, 2011 through 2015 were as follows:

Year Ending December 31,	Aggregate Maturities
2010	$57,745
2011	215,490
2012	215,490
2013	215,490
2014	315,490
2015	1,471,548

Total long-term debt	$2,491,253

11. Stock-Based Compensation Plans

The Company’s stock-based compensation, including grants of non-qualified options to purchase ordinary shares and grants of restricted ordinary shares and their equivalent, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. Total stock-based compensation expense recognized for the quarters ended June 30, 2010 and 2009 was $5,656 and $3,330, respectively, and was $10,339 and $5,962 for the six months ended June 30, 2010 and 2009, respectively. Unrecognized future compensation expense was $30,294 as of June 30, 2010, which will be recognized as an expense over a remaining weighted average period of 1.18 years.

In establishing the value of the options on the grant dates, the Company uses its actual historical volatility for its ordinary shares to estimate its expected future volatility at each grant date. The fair value of options granted is determined on each of the grant date using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years. The Company assumed that its outstanding options would be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options was determined using the following assumptions:

	2010 Grants	2009 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	2.95 – 3.83%	2.35 – 3.84%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7.6 years.

The following is a summary of the equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2009 through June 30, 2010:

	Restricted Share Grants
(in thousands except per share amounts)	Number of Ordinary Shares	Weighted Average Fair Value on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2009	775	$14.52
Granted shares	447	26.94
Vested shares	(184)	14.26
Forfeited shares	(34)	22.04

Unvested restricted ordinary shares, and their equivalent, at June 30, 2010	1,004	$19.84

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The following is a summary of the equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2009 through June 30, 2010:

	Options to Purchase Ordinary Shares
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at December 31, 2009	6,321	$4.14	$16.93
Granted options	2,035	10.85	26.79
Exercised options	(269)	6.54	14.84
Forfeited options	(167)	8.26	20.39

Balance at June 30, 2010	7,920	$5.70	$19.46

Vested and exercisable at June 30, 2010	3,300	$2.70	$19.52

The intrinsic value of non-qualified options to purchase ordinary shares is equal to the difference between the closing price of the Company’s ordinary shares on June 30, 2010 and the exercise price of the non-qualified options that had a strike price below the closing price on such date. The intrinsic value for the non-qualified options to purchase ordinary shares that are “in the money” as of June 30, 2010, is as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at June 30, 2010	3,970	$14.07	$22.85	$34,857
Vested and exercisable at June 30, 2010	1,380	$14.70	$22.85	$11,247

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

In December 2008, the Company signed an agreement (the “Dong-A Agreement”) with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and if approved market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2,000 in connection with signing the Dong-A Agreement. In March 2009, the Company paid $9,000 to Dong-A, upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. The Company agreed to pay for all development costs incurred during the term of the Dong-A Agreement and may make additional payments to Dong-A of $13,000 upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the ED product.

In February 2009, the Company acquired the U.S. rights to NexMed Inc.’s (“NexMed”) topically applied alprostadil cream for the treatment of ED and the previous license agreement between the Company and NexMed relating to the product was terminated. Under the terms of the acquisition agreements, the Company paid NexMed an up-front payment of $2,500, and agreed to pay a milestone payment of $2,500 to NexMed upon the Food and Drug Administration’s (“FDA”) approval of the product New Drug Application. The Company is currently working to prepare its complete response to the non-approvable letter that the FDA delivered to NexMed in July 2008 with respect to the product.

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). The Company currently is preparing to commence Phase II clinical trials for the BPH indication. This amendment resulted in the Company making an up-front payment to Dong-A of $20,000 in April 2010. This amount was included in R&D expense in the quarter and six months ended June 30, 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of $25,000 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Product Development Agreements – PGP Acquisition

As part of the PGP Acquisition, the Company became party to certain agreements including the following:

The Company and Sanofi are parties to the Actonel Collaboration Agreement. Pursuant to the Actonel Collaboration Agreement, a joint oversight committee comprised of equal representation from the Company and Sanofi is responsible for overseeing the development and promotion of ACTONEL. The rights and obligations of the Company and Sanofi are specified by geographic market. In certain geographic markets, the Company and Sanofi share development and promotion costs as well as product profits based on contractual percentages. Pursuant to this agreement, the Company is obligated to incur an agreed upon amount for A&P and selling expense each fiscal year in certain countries. See “Note 6” for additional information related to the Actonel Collaboration Agreement.

In July 2005, PGP entered into a co-development and co-promotion agreement with Novartis under which the parties agreed to co-develop and co-promote ENABLEX in the United States. The Company and Novartis share development and promotion costs pursuant to the agreement. Such costs incurred by the Company are included within SG&A. The Company receives a contractual percentage of Novartis’ sales of ENABLEX, which is recorded on a net basis in “other revenue”. Pursuant to this agreement, the Company is obligated to incur an agreed upon amount for A&P and selling expense each fiscal year. Under the agreement, the Company may be required to make payments to Novartis upon the achievement of various sales and developmental milestones that could aggregate up to $15,000.

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

In June 2007, PGP entered into an agreement with Dong Wha Pharm. Ind. Co. Ltd. (“Dong-Wha”). Under the agreement, PGP acquired an exclusive license to develop, manufacture and commercialize compounds world wide, excluding Asia, for the treatment of osteoporosis. In April 2010, the Company notified Dong-Wha that it was terminating the agreement in accordance with the termination provisions thereof. The termination became effective in July 2010. The Company has no further payment obligations to Dong-Wha.

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

The following discussion is limited to the Company’s material on-going legal proceedings, including the Company’s legal proceedings as a result of the PGP Acquisition:

Hormone Therapy Product Liability Litigation

Approximately 718 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered to, the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. Under the purchase and sale agreement pursuant to which the Company acquired FEMHRT from Pfizer Inc. (“Pfizer”) in 2003, the Company agreed to assume certain product liability exposure with respect to claims made against Pfizer after March 5, 2003 and tendered to the Company relating to FEMHRT products. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 718 suits that were filed against, or tendered to, the Company, 478 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal notices in another 19 cases to plaintiffs’ counsel.

ONJ Product Liability Litigation

The Company is a defendant in approximately 86 cases involving 94 plaintiffs who allege, among other things, that the Company’s bisphosphonate drug ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss, or destruction, of the jawbone. These cases have been filed in either federal or state courts in the United States, except for one lawsuit in provincial court in Canada. Sanofi, which co-promotes ACTONEL with the Company on a global basis pursuant to the Actonel Collaboration Agreement is a defendant in most of the cases. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorney’s fees. In addition, the Company is aware of three other potential claimants who are under a tolling agreement suspending the statutes of limitation related to their claims. The Company is in the initial stages of discovery in the litigation, and cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Actonel Collaboration Agreement, Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include ONJ-related claims that were pending as of March 31, 2010. Pursuant to the April 2010 amendment to the Actonel Collaboration Agreement, the Company will be fully responsible for any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought on or after April 1, 2010.

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

ASACOL 400 mg Patent Matters

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which PGP exclusively licenses from Medeva covering ASACOL 400, were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The Company has elected not to bring an infringement action with respect to the ‘171 Patent. The lawsuit resulted in a stay of FDA approval of Roxane’s ANDA until March 2010. The trial has not yet been scheduled. However, unless the District Court decides earlier in its favor, Roxane has agreed not to launch a generic version of ASACOL 400 before November 1, 2010. In addition, Roxane has agreed that if the case is fully submitted to the District Court by November 1, 2010, it will not launch until the District Court decides the case. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

In June 2010, the Company and Medeva received a Paragraph IV certification notice from Par Pharmaceutical, Inc. (“Par”) indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ASACOL 400. The notice letter contended that the ‘170 Patent and ‘171 Patent were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In August 2010, the Company and Medeva filed a patent lawsuit against Par and EMET Pharmaceuticals LLC (“EMET”) in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The Company has elected not to bring an infringement action with respect to the ‘171 Patent. EMET was the original filer of the ANDA according to Par’s notice letter, and assigned and transferred all right, title and interest in the ANDA to Par in June 2010. The lawsuit resulted in a stay of FDA approval of Par’s ANDA until December 2012, subject to prior resolution of the matter before the court. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

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

In August 2008, December 2008 and January 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”) indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product (“ACTONEL OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. Teva delivered the first Paragraph IV certification notice letter to PGP and Roche. The stay of approval of Teva’s ANDA will expire on the earlier of February 2011 or the resolution of the suit. Additionally, ACTONEL OaM has FDA exclusivity through April 2011 and the underlying ‘122 Patent expires in June 2014 (including a 6-month extension of regulatory exclusivity). The suits against Teva and Apotex have been consolidated for pretrial purposes. No trial dates have been set in any of the three matters. While the Company and Roche intend to vigorously defend the ‘938 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of ACTONEL OaM will not be approved and enter the market prior to the expiration of the ‘938 Patent in 2023.

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

In February 2010 and June 2010, the Company received Paragraph IV certification notice letters from Mylan Pharmaceuticals Inc. (“Mylan”) and Aurobindo, respectively, regarding the Company’s ACTONEL with Calcium Tablets (Copackaged) (“ACTONEL/Calcium”), which are covered by the Company’s ‘513 Patent, as well as the Merck Patents owned by Merck and licensed by the Company. Each of the Paragraph IV certification letters advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL/Calcium prior to the expiration of the ‘513 Patent in 2018 and the Merck Patents in 2019. The certification notice letters set forth allegations of non-infringement and/or the invalidity of the ‘513 and Merck Patents. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company previously discontinued sales of ACTONEL/Calcium in the U.S. and has elected not to bring infringement actions with respect to either of these ANDAs. In addition, neither Mylan nor Aurobindo certified against the ‘122 Patent which expires in June 2014 (including a 6-month extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including ACTONEL/Calcium). As a result, the Company does not believe that Mylan and Aurobindo will be permitted to market their proposed ANDA products prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration (including a 6-month extension of regulatory exclusivity) of the ‘122 Patent.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

On February 24, 2010, the Company received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the Company’s 5, 30, 35 and 75 mg dosage strength ACTONEL tablets, as well as ACTONEL OaM tablets. The notice letter contends that the ‘513 Patent, the Merck Patents and the ‘938 Patent which cover the products are invalid and/or will not be infringed. The Company and Roche filed a patent suit against Mylan in April 2010 in the United States District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent. The lawsuit results in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of the Company’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. Additionally, ACTONEL OaM has FDA exclusivity through April 2011, and Mylan did not certify against the underlying ‘122 Patent which expires in June 2014 (including a 6-month extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products. As a result, the Company does not believe that Mylan will be permitted to market its proposed ANDA products prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration of the ‘122 Patent (including a 6-month extension of regulatory exclusivity). Trial in this matter has been scheduled to begin on November 4, 2011. While the Company and Roche intend to vigorously defend the ‘938 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that Mylan’s generic versions of ACTONEL tablets will not be approved and enter the market prior to the expiration of the ‘938 Patent in 2023.

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

All of the actions against Actavis, Mylan, Impax, Sandoz and Heritage have been consolidated for discovery purposes. No trial dates have been set by the District Court. While the Company and Mayne intend to vigorously defend the ‘161 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of DORYX 150, 100 or 75 will not be approved and enter the market prior to the expiration of the ‘161 Patent in 2022.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

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

        The Company expects to file its response to the complaint during the third quarter of 2010. The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and anticipates filing a motion to dismiss the action. In addition, the United States has declined to intervene in this action with respect to the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss to the Company, if any, relating to these proceedings is not possible at this time.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

14. Income Taxes

The Company operates in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. The Company’s effective tax rate for the quarter and six months ended June 30, 2010 was 34.0% and 26.8%, respectively. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, impacts from the purchase accounting related to the PGP Acquisition, as well as the overall level of consolidated income before income taxes. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

The effective tax rate for the quarter ended June 30, 2010 was positively impacted by the sale of intellectual property. During 2009, the Company applied for certain rulings with tax authorities that, if approved, may reduce the tax benefit related to this sale. In addition, during the quarter ended June 30, 2010, the Company recorded expenses for unrecognized tax benefits of approximately $10,300. The unrecognized tax benefits were primarily related to positions taken in the prior tax years that are subject to on-going examinations by tax authorities in U.S. and non-U.S. jurisdictions. Included in the provision for the six months ended June 30, 2010 is the impact of a tax ruling granting a reduced tax rate in Switzerland for 2009.

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes interest expense, and is used by the chief operating decision maker to evaluate the success of a specific region. The Company believes that segment operating income is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

The following represents the Company’s segment operating profit and a reconciliation to its condensed consolidated income before taxes for the quarter and six months ended June 30, 2010 and 2009:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended June 30, 2010
Total revenue	$1,151,841	$173,568	$(509,799)	$815,610

Segment operating profit	$339,161	$4,131	$(121,882)	$221,410

Corporate expenses				(3,769)
Interest (expense), net				(43,103)

Income before taxes				$174,538

Quarter Ended June 30, 2009
Total revenue	$250,816	$—	$—	$250,816

Segment operating profit	$81,895	$—	$—	$81,895

Corporate expenses				—
Interest (expense), net				(15,201)

Income before taxes				$66,694

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

	North America	ROW	Eliminations(1)	Total Company
Six Months Ended June 30, 2010
Total revenue	$1,946,609	$383,393	$(753,090)	$1,576,912

Segment operating profit	$403,453	$39,476	$(183,925)	$259,004

Corporate expenses				(9,614)
Interest (expense), net				(115,501)

Income before taxes				$133,889

Six Months Ended June 30, 2009
Total revenue	$496,805	$—	$—	$496,805

Segment operating profit	$151,503	$—	$—	$151,503

Corporate expenses				—
Interest (expense), net				(33,218)

Income before taxes				$118,285

(1)	Eliminations primarily represent inter-segment revenues and related cost of sales.

The following table presents total revenues by product for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue breakdown by product
ACTONEL(1)	$263,635	$—	$525,943	$—
ASACOL	192,495	—	357,515	—
LOESTRIN 24 FE	89,148	57,992	167,899	110,357
DORYX	51,029	44,883	101,929	95,266
DOVONEX	36,794	33,888	74,598	61,892
TACLONEX	39,203	36,545	74,109	73,128
ESTRACE Cream	33,634	28,171	63,392	51,394
ENABLEX royalty	21,300	—	39,480	—
FEMHRT	16,064	13,152	25,357	25,844
FEMCON FE	13,680	12,323	24,316	25,262
Other Women’s Healthcare	11,192	4,376	21,884	8,460
Other Oral Contraceptives	5,720	5,015	13,152	12,884
Other Hormone Therapy	7,429	6,168	14,827	12,448
Other products	25,289	522	51,304	1,449
Contract manufacturing product sales	3,972	2,530	9,101	6,205
Other revenue	5,026	5,251	12,106	12,216

Total revenue	$815,610	$250,816	$1,576,912	$496,805

(1)	Other revenue related to ACTONEL is combined with its product net sales for the purposes of this table.

The following tables present capital expenditures, amortization of intangible assets and depreciation expense for the quarters and six months ended June 30, 2010 and 2009:

	North America	ROW	Total Company
Quarter Ended June 30, 2010
Capital expenditures	$35,401	$4,442	$39,843
Amortization of intangible assets	147,961	9,198	157,159
Depreciation expense	5,136	2,014	7,150
Quarter Ended June 30, 2009
Capital expenditures	$12,485	$—	$12,485
Amortization of intangible assets	56,992	—	56,992
Depreciation expense	3,400	—	3,400

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

	North America	ROW	Total Company
Six Months Ended June 30, 2010
Capital expenditures	$45,516	$9,789	$55,305
Amortization of intangible assets	285,173	32,898	318,071
Depreciation expense	11,180	3,461	14,641
Six Months Ended June 30, 2009
Capital expenditures	$19,033	$—	$19,033
Amortization of intangible assets	113,985	—	113,985
Depreciation expense	6,426	—	6,426

The following table presents total revenue by significant country of domicile for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
US	$640,711	$246,089	$1,203,097	$485,132
France	39,221	—	79,614	—
Canada	28,628	—	69,185	—
UK / Republic of Ireland	26,220	—	51,213	—
Italy	20,800	—	38,020	—
Puerto Rico	5,910	4,727	13,727	11,673
Other	54,120	—	122,056	—

Total	$815,610	$250,816	$1,576,912	496,805

16. Reliance on Significant Suppliers

The following table shows revenue generated from products provided by significant suppliers (including third-party manufacturers and suppliers of certain active pharmaceutical ingredients, or “API”) as a percentage of total revenues. In the event that a significant supplier suffers an event that causes it to be unable to manufacture the Company’s product or meet the Company’s API requirements for a sustained period and the Company is unable to obtain the product or API from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the business of the Company.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Lonza Inc.	32%	—	33%	—
Cambrex Corporation	21%	—	20%	—
LEO	9%	28%	9%	27%
Mayne Pharma International Pty. Ltd.	6%	18%	6%	19%
Contract Pharmaceuticals Limited	4%	11%	4%	10%

17. Comprehensive Income

ASC Topic 220, “Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported in shareholders’ equity to be separately disclosed as other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of net income plus the period activity within accumulated other comprehensive income / (loss). Other comprehensive income was $105,058 and $59,904 for the quarters ended June 30, 2010 and 2009, respectively, and $76,133 and $105,012 for the six months ended June 30, 2010 and 2009, respectively. In the quarter and six months ended June 30, 2009, other comprehensive income included unrealized gains/(losses) on the Company’s interest rate swap contract.

The components of accumulated other comprehensive income / (loss) consist of:

	As of June 30, 2010	As of December 31, 2009
Cumulative translation adjustment	$(29,553)	$(7,676)
Actuarial gains related to defined benefit plans (net of tax)	3,769	3,769

Total	$(25,784)	$(3,907)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

18. Retirement Plans

As a result of the PGP Acquisition, the Company assumed defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. Prior to the PGP Acquisition, the Company did not offer any defined benefit pension plans and, therefore, there is no net periodic benefit cost for the six months ended June 30, 2009.

The net periodic benefit cost of the Company’s defined benefit plans for the six months ended June 30, 2010 included the following components:

Non-U.S. Plans Defined Benefit
Service cost	$976
Interest cost	1,920
Expected return on plan assets	(1,581)
Amortization of:
Actuarial losses	—
Prior service costs	—

Net periodic benefit cost	$1,315

Company Contributions

For the six months ended June 30, 2010, the Company contributed $56,872 to non-U.S. retirement plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary

The following are certain significant events that occurred during the six months ended June 30, 2010:

•

In March 2010, we made optional prepayments aggregating $400.0 million of our term loan indebtedness under our new senior secured credit facilities (the “New Senior Secured Credit Facilities”). We did not make any optional prepayments of term loan indebtedness during the quarter ended June 30, 2010;

•

In April 2010, we and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment to the Actonel Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and research & development (“R&D”) decisions for ACTONEL in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, we shared such costs and expenses with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration payments between the parties, collaboration payments from us based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Actonel Collaboration Agreement, which expires on January 1, 2015;

•

In April 2010, we amended our agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”) to add the right to develop, and if approved, market, in the U.S. and Canada, Dong-A’s udenafil product, for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, we made an up-front payment to Dong-A of $20.0 million in April 2010, which is included in R&D expense in the quarter and six months ended June 30, 2010;

•

On April 30, 2010, after receiving all required approvals, we completed the acquisition of The Procter & Gamble Company’s (“P&G”) pharmaceutical business in France (“PGP France”), which P&G had been operating on our behalf since October 30, 2009;

•

On May 1, 2010, we achieved an important milestone related to the integration of the global branded prescription pharmaceutical business (“PGP”) of P&G when we moved PGP’s United States, Puerto Rican, Canadian, Spanish and United Kingdom businesses onto our SAP enterprise resource planning system. The overall integration of PGP is progressing as planned and we expect to be substantially complete, including terminating substantially all of the transition services provided by P&G, by the end of 2010.

•

In June 2010, LEO Pharma A/S (“LEO”) assumed responsibility for the distribution of DOVONEX and TACLONEX. As a result of LEO’s assumption of such responsibilities, we and LEO subsequently agreed to formally terminate the distribution agreement pursuant to which we had agreed to distribute DOVONEX and TACLONEX at distributor margins until September 2010. As a result of LEO’s assumption of distribution services, we will not be recording DOVONEX and TACLONEX net sales (or the cost of sales relating to such products) in periods subsequent to the quarter ended June 30, 2010. We expect this will have a positive impact on our gross margin percentage beginning in the third quarter of 2010;

•	Our revenue for the quarter ended June 30, 2010 was $815.6 million and our net income was $115.3 million;

•	Our revenue for the six months ended June 30, 2010 was $1,576.9 million and our net income was $98.0 million.

On July 30, 2010, we announced a recapitalization pursuant to which we intend to incur, subject to market and other conditions, $2.25 billion of new debt to fund a special dividend to our ordinary shareholders of $8.50 per share, or approximately $2.15 billion in the aggregate. The new debt is expected to be comprised of a combination of senior secured term loans and additional unsecured debt. The declaration of the special cash dividend is conditioned on the amendment of our existing Credit Agreement to permit, among other things, the incurrence of the additional indebtedness needed to fund the special cash dividend. We intend to declare the special cash dividend upon the successful amendment of our Credit Agreement and after obtaining debt financing under acceptable terms. We currently expect to declare and pay the special cash dividend before the end of the third quarter of 2010. If such plan is consummated, our interest expense will increase significantly.

Strategic Transactions

During 2009, we completed two strategic transactions that impacted our results of operations during the quarter and six months ended June 30, 2010, that will continue to have a significant impact on our future operations.

PGP Acquisition

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and P&G, we acquired PGP for $2,919.3 million in cash and the assumption of certain liabilities (the “PGP Acquisition”). The purchase price remains subject to certain post-closing adjustments. Under the terms of the Purchase Agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60.0 million. The total purchase price of $2,919.3 million was allocated to the estimated fair value of the assets acquired and liabilities assumed as of the date of the PGP Acquisition. The purchase price allocation as of June 30, 2010 remains preliminary pending completion of the final valuation. In order to fund the PGP Acquisition, certain of our subsidiaries entered into the New Senior Secured Credit Facilities, comprised of $2,950.0 million in aggregate term loan facilities and a $250.0 million revolving credit facility. On October 30, 2009, the Company borrowed $2,600.0 million of the aggregate $2,950.0 million of term loan facilities to finance the PGP Acquisition. On December 16, 2009, in connection with an amendment (“Amendment No. 1”) to the New Senior Secured Credit Facilities, (i) the committed but undrawn $350.0 million delayed-draw term loan facility was terminated, and (ii) the agreement was amended to create a new tranche of term loans which was borrowed on December 30, 2009 by our U.S. subsidiary, Warner Chilcott Corporation, in an aggregate principal amount of $350.0 million in order to finance, together with cash on hand, the repurchase or redemption of any and all of our then outstanding 8.75% senior subordinated notes (the “Notes”). The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in our condensed consolidated statement of operations.

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

LEO Transaction

On September 23, 2009, we entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO pursuant to which LEO paid us $1,000.0 million in cash in order to terminate our exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to our distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). The transaction closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, our gross margin percentage during the term of the distribution agreement was negatively impacted in the quarter and six months ended June 30, 2010 as we recorded net sales and costs of sales at nominal distributor margins. In addition, we agreed to provide certain transition services for LEO for a period of up to one year after the closing. On June 30, 2010, LEO assumed responsibility for its own distribution services, and on July 15, 2010 the parties formally terminated the distribution agreement.

The LEO Transaction resulted in an initial gain of $393.1 million (or $380.1 million, net of tax). During the third quarter of 2009, we recorded a deferred gain of $68.9 million relating to the sale of certain inventories to LEO in connection with the LEO Transaction. In the fourth quarter of 2009, we recognized $34.2 million of the deferred gain as a reduction to cost of sales ($33.5 million, net of tax). The remainder of the deferred gain was recognized as a reduction of cost of sales during the first two quarters of 2010. More specifically, during the quarter and six months ended June 30, 2010, we recognized $9.6 million and $34.7 million, respectively, of the deferred gain as a reduction to cost of sales ($9.4 million and $34.0 million, net of tax, respectively). The aggregate gain from the LEO Transaction was $462.0 million ($447.6 million, net of tax).

Operating Results for the quarters and six months ended June 30, 2010 and 2009

Revenue

The following table sets forth our unaudited revenue for the quarters and six months ended June 30, 2010 and 2009, as well as the corresponding dollar and percentage changes:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Women’s Healthcare:
Oral Contraceptives
LOESTRIN 24 FE	$89.1	$58.0	$31.1	53.7%	$167.9	$110.4	$57.5	52.1%
FEMCON FE	13.7	12.4	1.3	11.0%	24.3	25.3	(1.0)	(3.7)%
Other Oral Contraceptives	5.7	5.1	0.6	14.1%	13.2	12.9	0.3	2.1%

Total oral contraceptives	108.5	75.5	33.0	44.1%	205.4	148.6	56.8	38.3%

Hormone Therapy
ESTRACE Cream	33.6	28.2	5.4	19.4%	63.4	51.4	12.0	23.3%
FEMHRT	16.1	13.1	3.0	22.1%	25.4	25.8	(0.4)	(1.9)%
Other Hormone Therapy	7.4	6.1	1.3	20.4%	14.8	12.4	2.4	19.1%

Total hormone therapy	57.1	47.4	9.7	20.3%	103.6	89.6	14.0	15.5%

ACTONEL (1)	263.6	—	263.6	100.0%	525.9	—	525.9	100.0%
Other women’s healthcare products	11.2	4.4	6.8	155.8%	21.9	8.5	13.4	158.7%

Total Women’s Healthcare	440.4	127.3	313.1	246.3%	856.8	246.7	610.1	247.4%

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Dermatology:
DORYX	51.0	44.9	6.1	13.7%	101.9	95.3	6.6	7.0%
TACLONEX (2)	39.2	36.5	2.7	7.3%	74.1	73.1	1.0	1.3%
DOVONEX (2)	36.8	33.9	2.9	8.6%	74.6	61.9	12.7	20.5%

Total Dermatology	127.0	115.3	11.7	10.2%	250.6	230.3	20.3	8.8%

Gastroenterology:
ASACOL	192.5	—	192.5	100.0%	357.5	—	357.5	100.0%
Urology:
ENABLEX (1)	21.3	—	21.3	100.0%	39.5	—	39.5	100.0%
Other:
Other products net sales	25.4	0.5	24.9	n.m.	51.3	1.4	49.9	n.m.
Contract manufacturing product sales	4.0	2.5	1.5	57.0%	9.1	6.2	2.9	46.7%
Other revenue	5.0	5.2	(0.2)	(4.3)%	12.1	12.2	(0.1)	(0.9)%

Total Revenue	$815.6	$250.8	$564.8	225.2%	$1,576.9	$496.8	$1,080.1	217.4%

(1)	Includes “other revenue” as classified in our condensed consolidated statement of operations.
(2)	Includes sales recorded pursuant to our distribution agreement with LEO during the quarter and six months ended June 30, 2010.

Revenue in the quarter ended June 30, 2010 was $815.6 million, an increase of $564.8 million, or 225.2%, compared to the same quarter in the prior year. Revenue in the six months ended June 30, 2010 was $1,576.9 million, an increase of $1,080.1 million, or 217.4%, compared to the same period in the prior year. The primary drivers of the increase in revenue were the products acquired in the PGP Acquisition, primarily ACTONEL, ASACOL and ENABLEX, which together contributed $477.4 million and $922.9 million of revenue growth in the quarter and six months ended June 30, 2010, respectively, compared to the prior year periods. Also contributing to the increase in revenue was growth in the net sales of LOESTRIN 24 FE, which contributed $31.1 million and $57.5 million of revenue growth in the quarter and six months ended June 30, 2010, respectively, compared to the prior year periods. In addition to transactions such as the PGP Acquisition, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Net sales of our oral contraceptive products increased $33.0 million, or 44.1%, in the quarter ended June 30, 2010 and $56.8 million, or 38.3%, in the six months ended June 30, 2010, compared with the prior year periods. LOESTRIN 24 FE generated revenues of $89.1 million in the quarter ended June 30, 2010, an increase of 53.7%, compared with $58.0 million in the prior year quarter. During the six months ended June 30, 2010, LOESTRIN 24 FE generated revenues of $167.9 million, an increase of 52.1%, compared with $110.4 million in the prior year period. The increase in LOESTRIN 24 FE net sales in both periods was primarily due to increases in filled prescriptions of 81.1% and 76.1% in quarter and six months ended June 30, 2010, respectively, as well as higher average selling prices, offset in part by the impact of higher sales-related deductions primarily due to increased utilization of customer loyalty cards and a contraction of pipeline inventories relative to the prior year periods.

Revenues of ACTONEL were $263.6 million and $525.9 million in the quarter and six months ended June 30, 2010, respectively. ACTONEL revenues in North America totaled $163.0 million, in the quarter ended June 30, 2010, including $143.5 million in the United States. During the six months ended June 30, 2010, ACTONEL revenues in North America totaled $316.8 million, including $263.8 million in the United States. Filled prescriptions of ACTONEL in the U.S. decreased 22.7% and 22.2% in the quarter and six months ended June 30, 2010, respectively, compared to the same periods in the prior year. On a sequential basis, filled prescriptions in the U.S. decreased 8.4% in the quarter ended June 30, 2010 compared to the quarter ended March 31, 2010. Generic competition in Canada began to negatively impact our net sales of ACTONEL in the first quarter of 2010 and we expect generic competition in Western Europe to negatively impact our net sales of ACTONEL beginning in the fourth quarter of 2010. In addition, in the United States, ACTONEL continues to face market share declines due to the impact of managed care initiatives encouraging the use of generic versions of other products.

Net sales of our dermatology products increased $11.7 million, or 10.2%, in the quarter ended June 30, 2010 and $20.3 million, or 8.8%, in the six months ended June 30, 2010, compared with prior year periods. Net sales of DORYX increased $6.1 million, or 13.7%, in the quarter ended June 30, 2010, and $6.6 million, or 7.0%, in the six months ended June 30, 2010, compared with the prior year periods. The increase in DORYX net sales in the quarter ended June 30, 2010 was primarily due to an increase in filled prescriptions of 10.0%, as well as higher average selling prices, offset in part by a contraction of pipeline inventories relative to the prior year period and an increase in sales-related deductions. The increase in DORYX net sales in the six months ended June 30, 2010 was primarily due to an increase in filled prescriptions of 20.4%, as well as higher average selling prices, offset in part by an increase in sales-related deductions and a contraction of pipeline inventories relative to the prior year period. The increase in sales related deductions compared with the prior year periods was primarily due to the increased usage of our customer loyalty card for DORYX 150 mg. DOVONEX and TACLONEX revenues recorded during the quarter ended June 30, 2010 totaled $76.0 million, an increase of $5.6 million as compared to the prior year quarter. DOVONEX and TACLONEX revenues recorded during the six months ended June 30, 2010 totaled $148.7 million, an increase of $13.7 million as compared to the prior year period. As a result of the LEO Transaction and related distribution agreement with LEO, we recorded revenue and cost of sales at distributor margins for all TACLONEX and DOVONEX products until June 30, 2010. On June 30, 2010, LEO assumed responsibility for its own distribution services. As a result, we will not be recording DOVONEX and TACLONEX net sales (or the cost of sales relating to such products) in periods subsequent to the quarter ended June 30, 2010. We expect this will have a positive impact on our gross margin percentage beginning in the third quarter of 2010.

Net sales of ASACOL in the quarter and six months ended June 30, 2010 were $192.5 million and $357.5 million, respectively. ASACOL revenues in North America totaled $179.1 million in the quarter ended June 30, 2010, including $174.0 million in the United States. During the six months ended June 30, 2010, ASACOL revenues in North America totaled $331.3 million, including $321.4 million in the United States. Filled prescriptions of ASACOL in the U.S. decreased 6.5% and 6.7% in the quarter and six months ended June 30, 2010, respectively, compared to the prior year periods. On a sequential basis, filled prescriptions in the U.S. were essentially flat in the quarter ended June 30, 2010 compared to the quarter ended March 31, 2010. In October 2007, PGP and Medeva Pharma Suisse AG (“Medeva”), the owner of the formulation and method patent for PGP’s ASACOL 400 mg product, filed a patent infringement suit against Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, which triggered a 30-month stay of FDA approval with respect to Roxane’s ANDA for a generic version of the ASACOL 400 mg product. See “Note 13” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2010 included in this Form 10-Q. Our ASACOL 800 mg product (known as ASACOL HD in the U.S.) was launched in the United States in June 2009 and has protection under a separate formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product. In 2009 and the first half of 2010, the ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters and six months ended June 30, 2010 and 2009:

(dollars in millions)	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	$ Change	Percent Change
Product net sales	$763.7	$245.6	$518.1	211.0%

Cost of sales (excluding amortization)	$108.8	$46.9	$61.9	131.6%

Cost of sales percentage	14.2%	19.1%

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	Percent Change
Product net sales	$1,473.2	$484.6	$988.6	204.0%

Cost of sales (excluding amortization)	$326.2	$95.7	$230.5	240.8%

Cost of sales percentage	22.1%	19.8%

Cost of sales (excluding amortization) increased $61.9 million, or 131.6%, and $230.5 million, or 240.8%, in the quarter and six months ended June 30, 2010, respectively, compared with the prior year periods primarily due to significant increases in product net sales. The quarter ended June 30, 2010 includes approximately $76.0 million of costs for DOVONEX and TACLONEX products which were distributed at nominal distributor margins under the LEO distribution agreement. This increase was offset in part by a

$9.6 million gain relating to the distribution during the quarter of certain inventories sold to LEO in connection with the LEO Transaction. Also included in the quarter and six months ended June 30, 2010 was an $18.5 million reduction in cost of sales as a result of the reversal of a contingent liability relating to the termination of a contract. The six months ended June 30, 2010 included a $105.5 million expense for the purchase accounting inventory step-up as a result of the PGP Acquisition that was recognized in cost of sales and approximately $148.7 million of costs relating to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. These increases were offset in part by a $34.7 million gain relating to the sale of certain inventories in connection with the LEO Transaction. Excluding the impact of the purchase accounting inventory step-up recognized in the six months ended June 30, 2010, the PGP Acquisition is expected to have a favorable impact on our cost of sales percentage in 2010 compared with 2009 periods.

Selling, General & Administrative (“SG&A”) expenses

SG&A expenses were comprised of the following expenses for the quarters and six months ended June 30, 2010 and 2009:

(dollars in millions)	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$26.4	$10.5	$15.9	151.9%
Selling and Distribution	136.7	20.3	116.4	573.7%
General, Administrative and Other (“G&A”)	117.7	22.2	95.5	429.1%

Total	$280.8	$53.0	$227.8	429.6%

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$57.4	$18.2	$39.2	216.0%
Selling and Distribution	304.6	43.2	261.4	605.4%
General, Administrative and Other (“G&A”)	238.9	38.4	200.5	521.3%

Total	$600.9	$99.8	$501.1	502.1%

SG&A expenses for the quarter ended June 30, 2010 were $280.8 million, an increase of $227.8 million, or 429.6%, from $53.0 million in the prior year quarter. SG&A expenses for the six months ended June 30, 2010 were $600.9 million, an increase of $501.1 million, or 502.1%, from $99.8 million in the prior year period. A&P expenses increased $15.9 million, or 151.9%, and $39.2 million, or 216.0%, in the quarter and six months ended June 30, 2010, respectively, as compared with the prior year periods, primarily due to advertising and other promotional spending attributable to the acquired PGP products. Selling and distribution expenses increased $116.4 million, or 573.7%, and $261.4 million, or 605.4%, in the quarter and six months ended June 30, 2010, respectively, as compared to the prior year periods. The increase in both periods was primarily due to the Sanofi co-promotion expenses of $61.1 million and $168.2 million, respectively, under the Actonel Collaboration Agreement between us and Sanofi, increased headcount resulting from the acquisition of the PGP sales forces as well as new expenses related to the acquired PGP products. G&A expenses increased $95.5 million, or 429.1%, and $200.5 million, or 521.3%, in the quarter and six months ended June 30, 2010, respectively, as compared with the prior year periods. The increase in both periods was due in large part to increases in infrastructure costs, compensation expenses and professional and legal fees primarily relating to the PGP Acquisition. Included in G&A expenses in the quarter and six months ended June 30, 2010 were $8.1 million and $19.6 million, respectively, of legal, consulting and other professional fees relating to the PGP Acquisition, expenses payable to P&G under the Transition Services Agreement of $15.9 million and $38.7 million, respectively, other integration expenses of $11.5 million and $11.5 million, respectively, and severance costs of $2.1 million and $14.6 million, respectively.

R&D

Our investment in R&D for the quarter ended June 30, 2010 was $51.3 million, an increase of $39.4 million, or 329.1%, compared with $11.9 million in the prior year quarter. Our R&D expense for the six months ended June 30, 2010 was $82.4 million, an increase of $46.6 million, or 130.1%, compared with the prior year period. Included in the quarter and six months ended June 30, 2010 was a $20.0 million up-front payment to Dong-A, resulting from the amendment of our agreement to add the right to develop, and if approved, market, in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with BPH. Included in the six months ended June 30, 2009 was a $9.0 million payment to Dong-A upon the achievement of a developmental milestone under our agreement for an orally-administered udenafil product for the treatment of ED. Also included in the six months ended June 30, 2009 was a $2.5 million payment to NexMed, Inc. in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of ED. Excluding these one-time milestone payments in both periods, R&D expenses increased $19.4 million and $38.1 million in the quarter and six months ended June 30, 2010, respectively, compared to the prior year periods. The increase in R&D expenses in the quarter and six months ended June 30, 2010 relative to the prior year periods was primarily due to costs incurred relating to ongoing clinical studies, the addition of R&D projects from PGP and higher costs associated with an increase in personnel and facilities.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended June 30, 2010 and 2009 was $157.2 million and $57.0 million, respectively. Amortization of intangible assets in the six months ended June 30, 2010 and 2009 was $318.1 million and $114.0 million, respectively. The increase in amortization expense in the quarter and six months ended June 30, 2010 compared to the prior year periods was due primarily to the amortization of intellectual property assets acquired in the PGP Acquisition which accounted for $120.0 million and

$240.8 million, respectively, of the amortization expense in the 2010 periods. We expect amortization expense to continue to be significantly higher in 2010, relative to 2009, as a result of the PGP Acquisition. We continuously review our products’ remaining useful lives based on each product family’s estimated future cash flows. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest expense (net)

Interest expense (net) for the quarter ended June 30, 2010 was $43.1 million, an increase of $27.9 million, or 183.6%, from $15.2 million in the prior year quarter. Interest expense (net) for the six months ended June 30, 2010 was $115.5 million, an increase of $82.3 million, or 247.7%, from $33.2 million in the prior year period. Included in net interest expense in the six months ended June 30, 2010 was $19.6 million relating to the write-off of debt finance costs associated with the purchase and redemption of the remaining portion of our Notes and with the optional prepayment of $400.0 million of indebtedness under our New Senior Secured Credit Facilities. Included in net interest expense in the six months ended June 30, 2009 was $1.3 million relating to the write-off of debt finance costs associated with the optional prepayment of $100.0 million of indebtedness under our prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). Excluding the write-off of debt finance costs, net interest expense increased $64.0 million in the six months ended June 30, 2010 relative to the prior year period. The increase in net interest expense in the quarter and six months ended June 30, 2010 was primarily due to an increase in the amount of our outstanding indebtedness under our New Senior Secured Credit Facilities which was incurred to fund the PGP Acquisition relative to our total outstanding indebtedness in the prior year periods.

Income taxes

We operate in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. Our effective tax rate for the quarter and six months ended June 30, 2010 was 34.0% and 26.8%, respectively. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, impacts from the purchase accounting related to the PGP Acquisition, as well as the overall level of consolidated income before income taxes. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

The effective tax rate for the quarter ended June 30, 2010 was positively impacted by the sale of intellectual property. During 2009, we applied for rulings with certain tax authorities that, if approved, may reduce the tax benefit related to this sale. In addition, during the quarter ended June 30, 2010, we recorded expenses for unrecognized tax benefits of approximately $10.3 million. The unrecognized tax benefits were primarily related to positions taken in the prior tax years that are subject to on-going examinations by tax authorities in U.S. and non-U.S. jurisdictions. Included in the provision for the six months ended June 30, 2010 is the impact of a tax ruling granting a reduced tax rate in Switzerland for 2009.

Net income

Due to the factors described above, we reported net income of $115.3 million and $56.0 million in the quarters ended June 30, 2010 and 2009, respectively, and $98.0 million and $99.4 million in the six months ended June 30, 2010 and 2009, respectively.

Operating Results by Segment

After the PGP Acquisition, we organized our business into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how we manage our business and view the markets we serve. We manage our business separately in North America and the ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Prior to the PGP Acquisition, all of our revenues were derived domestically through one reportable segment. Following the PGP Acquisition, we expanded into Western Europe, Canada, the United Kingdom and Australia. In addition to managing our results of operations in the two reportable segments, we manage revenues at a brand level. The discussion set forth above presents a discussion of revenues at the brand level. We measure an operating segment’s performance primarily based on segment operating income, which excludes interest expense, and is used by the chief operating decision maker to evaluate the success of a specific region.

In the quarters and six months ended June 30, 2010 and 2009, revenues in North America were $1,151.8 million and $250.8 million, respectively, and $1,946.6 million and $496.8 million, respectively. Revenues in the ROW in the quarter and six months ended June 30, 2010 were $173.6 million and $383.4 million, respectively, compared to zero in the prior year periods. Revenues in North America increased as a result of the PGP Acquisition and growth in net sales of promoted products as described above. Revenues in ROW increased due to the PGP Acquisition, as we did not generate revenues in ROW prior to the PGP Acquisition.

        Segment operating profit in North America was $339.2 million and $81.9 million in the quarters ended June 31, 2010 and 2009, respectively, and $403.5 million and $151.5 million in the six months ended June 30, 2010 and 2009, respectively. ROW segment operating profit in the quarter and six months ended June 30, 2010 was $4.1 million and $39.5 million, respectively, compared to zero in the prior year periods. Segment operating profit in North America grew as a result of the factors described above. In the six months ended June 30, 2010, we recognized $71.0 million and $34.5 million in North America and the ROW, respectively, as an expense in the cost of sales relating to the inventory step-up from the PGP Acquisition.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2010, our cash on hand was $296.7 million, as compared to $539.0 million at December 31, 2009. As of June 30, 2010, our total debt consisted of $2,491.3 million of borrowings under our New Senior Secured Credit Facilities.

The following table summarizes our net (decrease) / increase in cash and cash equivalents:

(Dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net cash provided by operating activities	$365.1	$229.9
Net cash (used in) investing activities	(58.2)	(24.8)
Net cash (used in) financing activities	(544.3)	(102.8)
Effect of exchange rates on cash and cash equivalents	(4.9)	—

Net (decrease) / increase in cash and cash equivalents	$(242.3)	$102.3

Our net cash provided by operating activities for the six months ended June 30, 2010 increased $135.2 million over the prior year period. We reported net income of $98.0 million in the six months ended June 30, 2010 compared to $99.4 million in the six months ended June 30, 2009. Included in net income for the six months ended June 30, 2010 was an expense of $105.5 million relating to the write-off of the fair value step-up of inventories acquired in the PGP Acquisition as such inventories were sold. Net income in the six months ended June 30, 2010 was also impacted by non-cash amortization expense, which increased $204.1 million as compared to the prior year period, primarily as a result of the amortization of intangible assets acquired in the PGP Acquisition. Also impacting cash flows from operations in the six months ended June 30, 2010 was a decrease in our ACTONEL co-promotion liability of $86.5 million relative to the prior year period, which resulted primarily from the timing of our payments to Sanofi under the US amendment to the Actonel Collaboration Agreement. In addition, our cash flows during the quarter ended June 30, 2010 were negatively impacted by the temporary extension of payment terms on our accounts receivable, primarily in the U.S., for our largest customers in connection with PGP integration activities. Our liability for unrecognized tax benefits (including interest) under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes,” (“ASC 740”) which is expected to settle within the next twelve months is $1.9 million. Our liability for unrecognized tax benefits (including interest) under ASC 740 which is expected to settle after twelve months is $9.7 million. In addition, to the extent we resolve or settle past amounts based on negotiations, with tax authorities and other third parties, these amounts may have a significant impact on our cash flows in the quarter in which they are paid.

Our net cash used in investing activities during the six months ended June 30, 2010 totaled $58.2 million, consisting of $2.9 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT and $55.3 million relating to capital expenditures, including the purchase of a corporate aircraft. The cash flows used in investing activities in the six months ended June 30, 2009 totaled $24.8 million, and consisted of $5.8 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT, and $19.0 million relating to capital expenditures. Our capital expenditures in 2010 are expected to be significantly higher than 2009 levels due to investments in our infrastructure in support of our growing global business, including investment in manufacturing, supply chain, IT, R&D and other corporate initiatives.

Our net cash used in financing activities in the six months ended June 30, 2010 was $544.3 million and principally consisted of repayments of $458.7 million of principal indebtedness under the New Senior Secured Credit Facilities, including scheduled repayments of $58.7 million and optional prepayments of $400.0 million, and the repurchase and redemption of the remaining $89.5 million aggregate principal amount of our Notes. Our net cash used in financing activities in the six months ended June 30, 2009 was primarily the result of our repayment of $102.7 million of debt under the Prior Senior Secured Credit Facilities.

New Senior Secured Credit Facilities

        On October 30, 2009, in connection with the PGP Acquisition, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent, pursuant to which the Lenders provided the New Senior Secured Credit Facilities in an aggregate amount of $3,200.0 million comprised of (i) $2,950.0 million in aggregate term loan facilities and (ii) a $250.0 million revolving credit facility available to all Borrowers. The term loan facilities were comprised of (i) a $1,000.0 million Term A facility that mature on October 31, 2014 and (ii) a $1,600.0 million Term B facility and a $350.0 million delayed-draw term loan facility that matures on April 30, 2015. On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans (the “Additional Term Loans”) which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350.0 million in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding Notes. On December 16, 2009, the undrawn but committed delayed-draw term loan facility was terminated. The revolving credit facility provides for a $20.0 million sublimit for swing line loans and a $50.0 million sublimit for the issuance of letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis. The interest rates on the borrowings under the New Senior Secured Credit Facilities, other than swing line loans, are (1) for the Term A facility, LIBOR (with a floor of 2.25%) plus 3.25%, or ABR, as defined, plus 2.25% and (2) for the Term B facility, the revolving credit facility and the Additional Term Loans, LIBOR (with a floor of 2.25%) plus 3.50% or ABR, as defined, plus 2.50%.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As a result of making optional prepayments of $400.0 million in the six months ended June 30, 2010 the current portion of the long-term debt was reduced to $165.5 million. As of June 30, 2010 there were letters of credit totaling $1.5 million outstanding. As a result, we had $248.5 million available under the revolving credit facility as of June 30, 2010.

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

Components of Indebtedness

As of June 30, 2010, the Company’s outstanding funded debt was solely comprised of the New Senior Secured Credit Facilities. As of June 30, 2010, mandatory principal repayments of long-term debt in the remainder of 2010 and each of the five years ending December 31, 2011 through 2015 were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2010	$57.8
2011	215.5
2012	215.5
2013	215.5
2014	315.5
2015	1,471.5

Total long-term debt	$2,491.3

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flow from operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under the New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, in the absence of other compelling opportunities such as in-licensing transactions, business or product acquisitions, internal product development activities or other investment opportunities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated open market transactions. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses relating to the write-off of applicable debt finance costs which are a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

Acquisitions

As a part of our business strategy, from time to time we consider acquisitions, in-licensing and partnership opportunities involving complementary products. We cannot guarantee that any such transactions will be consummated.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at June 30, 2010.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,491.3 million as of June 30, 2010, a 1.0% change in interest rates would impact net interest expense by approximately $6.2 million per quarter. In addition, indebtedness outstanding under our New Senior Secured Credit Facility is subject to a LIBOR floor of 2.25%. Currently, the LIBOR rates are below the floor of 2.25% and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the floor of 2.25%.

Foreign Currency Risk

As a result of the PGP Acquisition, a significant portion of our earnings and assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate changes.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of June 30, 2010, we have not entered into any derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarter and six months ended June 30, 2010 and 2009.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of June 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

During the quarter ended June 30, 2010 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Note 13” to our Notes to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2010 included in this report on Form 10-Q for a description of our significant legal proceedings.

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

Appointment of New Director

On August 5, 2010, the board of the directors of the Company appointed Mr. Liam M. Fitzgerald as a Class II director of the Company, serving until the 2011 annual general meeting, to fill the vacancy resulting from the resignation of Mr. Burgstahler. Mr. Fitzgerald was also appointed to serve on the Audit Committee of the board of directors of the Company.

Mr. Fitzgerald is Chief Executive Officer and a director of United Drug plc (“United Drug”), an international provider of services to pharmaceutical retailers and manufacturers with operations across Europe and the United States. Mr. Fitzgerald joined United Drug in 1993, and has served as Chief Executive Officer since 2000 and a director since 1996. Before becoming Chief Executive Officer, Mr. Fitzgerald was Managing Director of United Drug Distributors, the contract distribution outsourcing business of United Drug. Prior to joining United Drug, Mr. Fitzgerald worked at Jefferson Smurfit Group plc. Mr. Fitzgerald has also served as a non-executive director of C&C Group plc since 2004, where he currently is a member of the Audit and Remuneration Committees. In addition, Mr. Fitzgerald serves as Chairman of Traidlinks Ltd, a nonprofit organization working with entrepreneurs in developing countries, and as a director of the Smurfit Graduate School of Business at the University College Dublin. Mr. Fitzgerald is also a former chairman of The Marketing Society in Ireland.

In connection with his appointment to the Company’s board of directors, Mr. Fitzgerald will be entitled to receive an annual retainer pursuant to the Company’s Independent Director Compensation Policy, a description of which was included in the Company’s Proxy Statement for the Company’s 2010 annual general meeting. The annual retainer will be pro rated during Mr. Fitzgerald’s first year of service as a director based on the date of his appointment. Mr. Fitzgerald has also entered into the Company’s standard form of director indemnification agreement, which was previously filed by the Company with the Securities and Exchange Commission.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: August 6, 2010	By:	/s/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer