Form 10-Q
period 2010-09-30
Warner Chilcott plc
filed 2010-11-08
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-53772

WARNER CHILCOTT PUBLIC LIMITED COMPANY

(Exact name of Registrant as specified in its charter)

Ireland	98-0626948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Grand Canal Square, Docklands

Dublin 2, Ireland

(Address of principal executive offices)

+353.1.897.2000

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

As of October 29, 2010, the registrant had 252,451,673 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of September 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,070,993	$539,006
Accounts receivable, net	428,539	339,753
Inventories, net	112,906	236,203
Prepaid expenses and other current assets	222,024	229,309

Total current assets	1,834,462	1,344,271

Other assets:
Property, plant and equipment, net	230,871	177,825
Intangible assets, net	2,774,332	3,302,386
Goodwill	1,028,550	1,060,644
Other non-current assets	193,020	146,115

Total assets	$6,061,235	$6,031,241

LIABILITIES
Current liabilities:
Accounts payable	$82,087	$168,477
Accrued expenses and other current liabilities	687,422	668,803
Income taxes payable	31,638	50,377
Current portion of long-term debt	249,923	208,960

Total current liabilities	1,051,070	1,096,617

Other liabilities:
Long-term debt, excluding current portion	4,972,472	2,830,500
Other non-current liabilities	123,909	215,031

Total liabilities	6,147,451	4,142,148

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 252,398,298 and 251,594,687 shares issued and outstanding	2,524	2,516
Additional paid-in capital	2,037	2,066,202
Accumulated deficit	(77,773)	(175,718)
Accumulated other comprehensive (loss)	(13,004)	(3,907)

Total shareholders’ (deficit) / equity	(86,216)	1,889,093

Total liabilities and shareholders’ (deficit) / equity	$6,061,235	$6,031,241

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
REVENUE
Net sales	$659,650	$248,061	$2,132,843	$732,650
Other revenue	43,542	4,734	147,261	16,950

Total revenue	703,192	252,795	2,280,104	749,600

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	81,681	44,366	407,873	140,078
Selling, general and administrative	251,444	59,115	852,299	158,903
(Gain) on sale of assets	—	(393,095)	—	(393,095)
Research and development	33,264	11,627	115,668	47,444
Amortization of intangible assets	162,619	56,993	480,690	170,978
Interest expense (net)	60,773	23,960	176,274	57,178

INCOME BEFORE TAXES	113,411	449,829	247,300	568,114
Provision for income taxes	55,895	25,584	91,774	44,510

NET INCOME	$57,516	$424,245	$155,526	$523,604

Earnings per share:
Basic	$0.23	$1.69	$0.62	$2.09
Diluted	$0.23	$1.69	$0.61	$2.09

Dividends per share	$8.50	—	$8.50	—

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$155,526	$523,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,566	9,682
Amortization of intangible assets	480,690	170,978
(Gain) on sale of assets	—	(393,095)
Write-off of fair value step-up on acquired inventories	105,504	—
Amortization of deferred loan costs	42,357	11,561
Stock-based compensation expense	15,937	9,410
Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid expenses and other current assets	(57,117)	(42,239)
Decrease / (increase) in inventories	10,032	(10,891)
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(117,242)	52,385
(Decrease) / increase in income taxes and other, net	(42,971)	9,533

Net cash provided by operating activities	615,282	340,928

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(2,900)	(8,700)
Proceeds from the sale of assets	—	1,000,000
Capital expenditures	(74,436)	(32,793)

Net cash (used in) / provided by investing activities	(77,336)	958,507

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(2,105,216)	—
Term borrowings under New Senior Secured Credit Facilities	1,500,000	—
Proceeds from issuance of 7.75% senior notes due 2018 (“7.75% Notes”), including premium	1,260,000	—
Redemption of 8.75% senior subordinated notes due 2015 (“8.75% Notes”)	(89,460)	—
Payments for loan costs	(83,691)	—
Term repayments under New Senior Secured Credit Facilities	(487,605)	—
Term repayments under Prior Senior Secured Credit Facilities	—	(582,557)
Proceeds from the exercise of non-qualified options to purchase ordinary shares	6,646	984
Other	(97)	(45)

Net cash provided by / (used in) financing activities	577	(581,618)

Effect of exchange rates on cash and cash equivalents	(6,536)	—

Net increase in cash and cash equivalents	531,987	717,817
Cash and cash equivalents, beginning of period	539,006	35,906

Cash and cash equivalents, end of period	$1,070,993	$753,723

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$114,840	$34,373

SCHEDULE OF NON-CASH ACTIVITIES
Increase in liabilities related to the Special Dividend	$39,105	$—

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

2. Summary of Significant Accounting Policies

There have been significant changes to certain of the policies described in “Note 2” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2009 included in the Annual Report. Below are the required interim updates.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of the collection of a fixed amount of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: sales returns, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues including, but not limited to: estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. Included in net sales are amounts earned by the Company under contract manufacturing agreements with third parties.

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

On March 30, 2010 the Patient Protection and Affordable Care Act of 2010 was signed into law. This law impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably Medicaid rebates. Based on current utilization rates, the Company does not believe that the impact of this law is material to the Company’s net sales.

As of September 30, 2010 and December 31, 2009, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $48,173 and $41,828, respectively. The amounts included in accrued liabilities were $402,430 and $333,292 as of September 30, 2010 and December 31, 2009, respectively. The provisions recorded to reduce gross sales to net sales were $305,850 and $87,024 in the quarters ended September 30, 2010 and 2009, respectively, and were $724,267 and $203,159 in the nine months ended September 30, 2010 and 2009, respectively.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The Company recognizes revenue related to its intellectual property licensed to third-parties, based on third-party sales as earned, in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of other revenue. The Company also has agreements with other pharmaceutical companies to co-promote certain products. Revenues and related product costs are recognized on a gross basis in transactions where the Company is deemed to be the principal in the transaction. Revenues earned based on a percentage of the co-promotion partners’ net sales are recognized, on a net basis, when the co-promotion partners have shipped the related products and title passes to their customers. Contractual payments due to co-promotion partners are included within selling, general & administrative (“SG&A”) expense and contractual payments due from co-promotion partners are included within other revenue. Total other revenue for the quarters ended September 30, 2010 and 2009 was $43,542 and $4,734, respectively, and for the nine months ended September 30, 2010 and 2009 was $147,261 and $16,950, respectively.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and are amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such debt are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $7,911 and $7,790 for the quarters ended September 30, 2010 and 2009, respectively, and $42,357 and $11,561 in the nine months ended September 30, 2010 and 2009, respectively. During the quarter ended September 30, 2010, the Company paid $83,691 in expenses in connection with the issuance of the 7.75% Notes and the incurrence of additional term loan indebtedness under the New Senior Secured Credit Facilities, as is further discussed in “Note 11”. Aggregate deferred loan costs were $181,860 and $140,474 as of September 30, 2010 and December 31, 2009, respectively, and are included in other non-current assets in the consolidated balance sheet.

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

The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in the Company’s condensed consolidated statement of operations. The purchase price allocation presented below is based on the final valuation report.

Purchase Price:
Cash consideration	$2,919,261

Identifiable net assets:
Trade accounts receivable	$296,032
Inventories	256,214
Other current and long term assets	77,232
Property, plant and equipment	85,069
Intangible assets—intellectual property	2,555,548
In-process research and development (“IPR&D”)	247,588
Other current and long term liabilities	(669,227)
Deferred income taxes, net	40,962

Total identifiable net assets	2,889,418

Goodwill	29,843

Total	$2,919,261

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The fair value of receivables acquired was $296,032, with gross contractual amounts receivable of $322,544. The goodwill associated with the PGP Acquisition is reported within the Company’s North America segment. The goodwill results from expected synergies from the transaction, including those from complementary products that are expected to enhance the Company’s overall product portfolio and result in incremental revenue and profitability.

Intangible Assets

A substantial portion of the assets acquired in the PGP Acquisition consisted of intangible assets related to PGP’s marketed products and PGP’s IPR&D projects. Management determined that, as of the closing date of the PGP Acquisition, the fair values of the acquired intangible assets related to the marketed products and IPR&D projects were $2,555,548 and $247,588, respectively.

The two most significant acquired intangible assets related to PGP’s marketed products were the ACTONEL intangible asset, valued at $530,242, and the ASACOL intangible asset, valued at $1,859,257. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350 “Intangibles—Goodwill and Other” (“ASC 350”), the Company has determined that these intangible assets have finite useful lives and will be amortized over their respective useful lives.

The most significant acquired intangible asset related to the IPR&D projects was a new once-a-week product for the treatment of postmenopausal osteoporosis under development, valued at $241,447. On October 8, 2010, this product, which will be marketed as ATELVIA, was approved by the U.S. Food and Drug Administration (“FDA”). In accordance with the guidance in ASC 350, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived they are not amortized, but must be tested for impairment on an annual basis and more frequently if events or changes in circumstances occur that could result in a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and must then be amortized based on their respective estimated useful lives at such time. The Company will begin amortizing the ATELVIA intangible asset in the fourth quarter of 2010 based on its expected useful life.

The estimated fair value of each of the acquired intangible assets related to the marketed products and IPR&D projects was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value of intangible assets acquired in the PGP Acquisition using a present value discount rate ranging from 12.0% to 13.5% for the marketed products, and 16.5% to 19.0% for the IPR&D intangible assets, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of PGP. This is comparable to the estimated internal rate of return for PGP’s operations and represents the rate that market participants would be expected to use to value the intangible assets. Some of the other significant assumptions inherent in the development of the identifiable intangible asset valuations, from the perspective of a market participant, include the estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and contributory asset charges), the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream and other factors. For the IPR&D intangible assets, the Company compensated for the differing phases of development of each project by probability-adjusting its estimation of the expected future cash flows associated with each project. The Company then determined the present value of the expected future cash flows using a discount rate ranging from 16.5% to 19.0%. The projected cash flows from the IPR&D projects were based on key assumptions for each project, such as estimates of revenues and operating profits based on their stages of development; the time and resources needed to complete the development and approval of the product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a commercial product such as the Company’s ability to obtain marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

The intangible assets related to the marketed products acquired in the PGP Acquisition are amortized over their estimated useful lives using an amortization rate derived from the forecasted future product sales for these products. The weighted-average amortization period for these intangible assets is approximately 4 years.

Income taxes

Net deferred tax assets of $40,962 were primarily related to the differences between the book and tax bases of the assets and liabilities acquired in the PGP Acquisition. The Company also recorded a reserve for unrecognized tax benefits in its opening balance sheet related to the PGP Acquisition.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Acquired Contingencies

Liabilities assumed as a result of the closing of the PGP Acquisition on October 30, 2009, included certain contingent liabilities valued at approximately $5,000 in accordance with ASC 450, “Accounting for Contingencies.”

Financing for the PGP Acquisition

To finance the PGP Acquisition, the Company used a combination of cash on hand and borrowings under its New Senior Secured Credit Facilities.

4. LEO Transaction

On September 23, 2009, the Company entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid the Company $1,000,000 in cash in order to terminate the Company’s exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all dermatology products in LEO’s development pipeline) in the United States and to acquire certain assets related to the Company’s distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). The Company recognized a gain on the sale of assets of $393,095 as a result of the LEO Transaction. The LEO Transaction closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, the Company entered into a distribution agreement with LEO pursuant to which the Company agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. In addition, the Company agreed to provide certain transition services for LEO for a period of up to one year after the closing. On June 30, 2010, LEO assumed responsibility for its own distribution services and on July 15, 2010 the parties formally terminated the distribution agreement.

During the quarter ended September 30, 2009, in connection with the distribution agreement mentioned above, the Company recorded a deferred gain of $68,919 relating to the sale of certain inventories in connection with the LEO Transaction. Pursuant to ASC Sub Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements”, separate contracts with the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement. The LEO Transaction and distribution agreement contained (i) multiple deliverables, (ii) a delivered element with stand-alone value (intangible asset), and (iii) objective and reliable evidence of the undelivered item’s fair value. For the undelivered element, inventory, the Company retained title and the risks and rewards of ownership. The total arrangement consideration (or purchase price) of $1,000,000 was allocated among the units of accounting as set forth in ASC Sub Topic 605-25 “Revenue Recognition—Multiple-Element Arrangements” paragraph 30-1, and the portion of the gain in the amount of $68,919 on the undelivered product inventory at fair value, was deferred as of September 30, 2009.

The Company subsequently sold the inventory on behalf of LEO to its trade customers in the normal course of business and recognized revenues of approximately $76,762, $62,530 and $26,255, and cost of sales of approximately $42,578, $37,419 and $16,631 during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, respectively. The amounts were recognized as sales and cost of sales in the Company’s statement of operations when the earnings process was culminated as the goods were delivered to the Company’s trade customers.

5. Shareholder’s (Deficit) / Equity

On August 20, 2010, the Company declared a special cash dividend to its shareholders of $8.50 per share, or $2,144,321 in the aggregate (the “Special Dividend”). At the time of the Special Dividend, the Company’s retained earnings were in a deficit position. As a result, the Special Dividend reduced the additional paid-in-capital of the Company from $2,086,740 to zero. The remaining portion of the Special Dividend increased the Company’s accumulated deficit by $57,581. The table below presents the changes in the components of shareholders’ equity during the nine months ended September 30, 2010:

	Balance as of December 31, 2009	Net income	Impact of Special Dividend	Other	Balance as of September 30, 2010
Ordinary shares, par value	$2,516	$—	$—	$8	$2,524
Additional paid-in capital	2,066,202	—	(2,086,740)	22,575	2,037
Accumulated deficit	(175,718)	155,526	(57,581)	—	(77,773)
Accumulated other comprehensive (loss)	(3,907)	—	—	(9,097)	(13,004)

Total shareholders’ (deficit) / equity	$1,889,093	$155,526	$(2,144,321)	$13,486	$(86,216)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

6. Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with ASC Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the condensed consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding plus the dilutive effect of stock option grants, restricted share grants and their equivalent. The following presents the calculation of EPS for the quarters and nine months ended September 30, 2010 and 2009, respectively:

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net income available to ordinary shareholders	$57,516	$424,245	$155,526	$523,604

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	251,322,390	250,528,510	251,198,330	250,487,790
Dilutive effect of stock option grants and unvested restricted shares, and their equivalent, grants	2,659,759	796,922	2,531,751	296,966

Diluted number of ordinary and potential ordinary shares outstanding	253,982,149	251,325,432	253,730,081	250,784,756

Earnings per ordinary share:
Basic	$0.23	$1.69	$0.62	$2.09

Diluted	$0.23	$1.69	$0.61	$2.09

Dividends per share	$8.50	—	$8.50	—

Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase ordinary shares	5,545,073	6,097,455	5,717,218	6,465,125

Unvested restricted shares and equivalent grants	541,114	417,628	621,037	590,633

7. Collaboration Arrangements

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

Sanofi

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan (as amended, the “Actonel Collaboration Agreement”). Pursuant to the Actonel Collaboration Agreement, a joint oversight committee, comprised of equal representation from the Company and Sanofi, is responsible for overseeing the development and promotion of ACTONEL. The Company’s and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. For the quarter ended September 30, 2010, the Company recognized net sales and other revenue related to ACTONEL of $249,653 and $17,971, respectively, and co-promotion expenses of $65,478 were recognized in SG&A expense. For the nine months ended September 30, 2010, the Company recognized net sales and other revenue related to ACTONEL of $723,464 and $70,103, respectively, and co-promotion expenses of $233,715 were recognized in SG&A expense.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

In April 2010, the Company and Sanofi entered into an amendment to the Actonel Collaboration Agreement. Under the terms of the amendment, the Company took full operational control over the promotion, marketing and research & development (“R&D”) decisions for ACTONEL in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration payments between the parties, collaboration payments from the Company based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Actonel Collaboration Agreement.

The Company has exercised its right to terminate a tablet supply agreement with Sanofi, effective May 2012, pursuant to which a portion of the Company’s Actonel product requirements are manufactured and supplied by Sanofi. The Company is engaged in discussions with Sanofi as to the impact of the termination of such agreement on the Actonel Collaboration Agreement, including whether the Actonel Collaboration Agreement now terminates in mid-2012 or on the previously disclosed expiration date of January 1, 2015.

Novartis

The Company and Novartis Pharmaceuticals Corporation (“Novartis”) were parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. The Company shared development and promotional expenses with Novartis pursuant to the agreement and those costs were included within SG&A. The Company received a contractual percentage of Novartis’ sales of ENABLEX, which was recorded, on a net basis, in other revenue. For the quarter and nine months ended September 30, 2010, the Company recognized other revenue related to ENABLEX of $23,073 and $62,553, respectively.

On September 23, 2010, the Company and Novartis, entered into a definitive asset purchase agreement pursuant to which the Company agreed to acquire the U.S. rights to Novartis’ ENABLEX product for an upfront payment of $400,000 in cash at closing, plus future milestone payments of up to $20,000 in the aggregate based on 2011 and 2012 net sales of ENABLEX (the “ENABLEX Acquisition”). On October 18, 2010, concurrent with the closing of the ENABLEX Acquisition, the Company and Novartis terminated their existing co-promotion agreement, and the Company assumed full control of sales and marketing of ENABLEX for the U.S. market. The Company will capitalize the purchase price of the ENABLEX Acquisition, which will increase the value of the existing ENABLEX intangible asset, and begin recording product sales and expenses on a gross basis in the fourth quarter of 2010. Novartis retained the rights to ENABLEX for all countries outside the U.S.

8. Inventories

Inventories consist of the following:

	As of September 30, 2010	As of December 31, 2009
Finished goods	$55,229	$179,347
Work-in-progress/Bulk	34,746	34,084
Raw materials	22,931	22,772

Total	$112,906	$236,203

Amounts above are net of $7,300 and $7,495 related to inventory obsolescence reserves as of September 30, 2010 and December 31, 2009, respectively. As of December 31, 2009, finished goods inventories included a fair market value step-up adjustment related to the PGP Acquisition of $105,504. This increase in the cost of inventory resulting from purchase accounting was recognized in the statement of operations in the nine months ended September 30, 2010. As of December 31, 2009, the Company had inventory relating to DOVONEX and TACLONEX aggregating $16,902. As a result of LEO’s assumption of distribution services on June 30, 2010 (and the formal termination of the distribution agreement on July 15, 2010), the Company had no inventory related to DOVONEX and TACLONEX as of September 30, 2010. Product samples are stated at cost ($4,750 and $5,017 as of September 30, 2010 and December 31, 2009, respectively) and are included in prepaid expenses and other current assets.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The following table represents the Company’s changes in goodwill during the period from December 31, 2009 to September 30, 2010:

Balance at December 31, 2009	$1,060,644
Decrease as a result of the final fair value adjustments to identifiable net assets acquired in the PGP Acquisition	(32,094)

Balance at September 30, 2010	$1,028,550

IPR&D acquired in the acquisition of a business is capitalized as a non-amortizable intangible asset. As of September 30, 2010 IPR&D acquired as a result of the PGP Acquisition consisted of the ATELVIA intangible asset, a once-a-week product for the treatment of postmenopausal

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

osteoporosis, which was approved by the FDA on October 8, 2010. At the time of the approval, the IPR&D associated with ATELVIA became a definite-lived intangible asset which will be amortized over its remaining useful life. The Company’s licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either a straight-line or accelerated basis over their useful lives not to exceed 15 years.

The Company’s intangible assets as of September 30, 2010 consist of the following components:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,848,702	$220,659	$1,628,043
ACTONEL	525,205	173,771	351,434
ESTRACE Cream	411,000	244,577	166,423
OVCON / FEMCON FE product family	401,000	367,688	33,312
DORYX	331,300	182,687	148,613
FEMHRT product family	318,500	297,590	20,910
ENABLEX	90,731	20,387	70,344
Other products intellectual property	434,645	350,839	83,806

Total Definite-lived intangible assets	4,361,083	1,858,198	2,502,885

Indefinite-lived intangible assets
Trademark	30,000	—	30,000
IPR&D	241,447	—	241,447

Total intangible assets, net	$4,632,530	$1,858,198	$2,774,332

Aggregate amortization expense related to intangible assets was $162,619 (including $125,452 for the newly acquired PGP products) and $56,993 for the quarters ended September 30, 2010 and 2009, respectively, and $480,690 (including $366,289 for the newly acquired PGP products) and $170,978 for the nine months ended September 30, 2010 and 2009, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. As of September 30, 2010 estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for the remainder of 2010 and for each of the next five years was as follows:

Amortization as of September 30, 2010
2010	$156,501
2011	497,042
2012	407,509
2013	361,409
2014	291,450
2015	215,085
Thereafter	573,889

$2,502,885

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of September 30, 2010	As of December 31, 2009
Product rebate accruals (commercial and government)	$208,570	$182,017
ACTONEL co-promotion liability	102,655	169,114
Customer loyalty and coupon programs	98,502	44,897
Sales return reserves	95,358	106,378
Payroll, commissions, and employee costs	42,097	33,677
Irish withholding tax related to dividends payable	32,329	—
Professional fees	29,670	18,002

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

	As of September 30, 2010	As of December 31, 2009
Research and development expense accruals	13,370	7,101
Interest payable	11,692	3,729
Contractual obligations	10,880	21,787
Severance accruals	9,331	33,133
Obligations under product licensing and distribution agreements	7,612	6,361
Advertising and promotion	5,105	8,829
Deferred income	2,323	5,741
Uncertain tax positions (1)	1,960	1,943
Value-added tax liabilities	1,442	7,465
Other	14,526	18,629

Total	$687,422	$668,803

(1)	As of September 30, 2010 and December 31, 2009, all income tax liabilities were related to reserves recorded under ASC Topic 740, “Accounting for Income Taxes,” (“ASC 740”). In addition, income tax reserves included as a component of other non-current liabilities as of September 30, 2010 and December 31, 2009 totaled $45,478 and $9,694, respectively.

11. Indebtedness

New Senior Secured Credit Facilities

On October 30, 2009, in connection with the PGP Acquisition, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent, pursuant to which the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,200,000 comprised of (i) $2,950,000 in aggregate term loan facilities and (ii) a $250,000 revolving credit facility available to all Borrowers. The term loan facilities were comprised of (i) a $1,000,000 Term A facility that matures on October 31, 2014 (“Term A Loan”) and (ii) a $1,600,000 Term B facility consisting of a $500,000 Term B-1 Loan and a $1,100,000 Term B-2 Loan (together, the “Initial Term B Loans”) and a $350,000 delayed-draw term loan facility that mature on April 30, 2015. On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans (the “Additional Term Loans”) which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350,000 in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding 8.75% Notes. On December 16, 2009, the delayed-draw term loan facility was terminated. The revolving credit facility provides for a $20,000 sublimit for swing line loans and a $50,000 sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis.

On August 20, 2010, Holdings III and the Borrowers entered into an amendment (“Amendment No. 2”) to the Credit Agreement pursuant to which the Lenders provided new term loans in an aggregate principal amount of $1,500,000 which, together with the proceeds from the issuance of $750,000 aggregate principal amount of the 7.75% Notes, were used to fund the Special Dividend and to pay related fees and expenses. The new term loan facilities are comprised of (i) a $480,000 Term A-1 Loan maturing on August 20, 2014 and bearing interest at LIBOR plus 4.25%, with no LIBOR floor, (ii) a $770,000 Term B-3 Loan maturing on February 20, 2016 and bearing interest at LIBOR plus 4.25%, with a LIBOR floor of 2.25%, and (iii) a $250,000 Term B-4 Loan maturing on February 20, 2016 and bearing interest at LIBOR plus 4.25%, with a LIBOR floor of 2.25%. The applicable interest rates on the existing Term A Loan, Initial Term B Loans and the Additional Term Loans were each increased by 0.50%. The existing Term A Loan now bears interest at LIBOR plus 3.75%, with a LIBOR floor of 2.25%, and the Initial Term B Loans and the Additional Term Loans now bear interest at LIBOR plus 4.00%, with a LIBOR floor of 2.25%. The applicable interest rate on loans under the revolving credit facility was increased by 0.25%. Loans under the revolving credit facility now bear interest at LIBOR plus 3.75%, with a LIBOR floor of 2.25%.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As of September 30, 2010 there were letters of credit totaling $1,500 outstanding. As a result, the Company had $248,500 available under the revolving credit facility as of September 30, 2010.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The carrying amounts reported in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 for the Company’s debt outstanding under its New Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

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

7.75% Notes

On August 20, 2010, the Company and certain of the Company’s subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750,000 aggregate principal amount of 7.75% Notes (the “Initial 7.75% Notes”). The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by the Company and its subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes will be payable on March 15 and September 15 of each year, beginning on March 15, 2011.

On September 29, 2010, the Issuers issued an additional $500,000 aggregate principal amount of 7.75% Notes at a premium of $10,000 (the “Additional 7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by the Company to fund its $400,000 upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by the Company and by its subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The $10,000 premium received was added to the face value of the 7.75% Notes and will be amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

The Indenture contains restrictive covenants that limit, among other things, the ability of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.

As of September 30, 2010, the fair value of the Company’s outstanding 7.75% Notes was $1,281,250.

8.75% Notes (Redeemed in full in February 2010)

On January 18, 2005, WCC, a wholly-owned U.S. subsidiary, issued $600,000 aggregate principal amount of 8.75% Notes. The 8.75% Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à.r.l., Warner Chilcott Intermediate (Luxembourg) S.à.r.l., WC Pharmaceuticals I Limited, the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL. Interest payments on the 8.75% Notes were due semi-annually in arrears on each February 1 and August 1.

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its then remaining $380,000 aggregate principal amount of outstanding 8.75% Notes. In connection with the Offer to Purchase, WCC purchased $290,540 aggregate principal amount of the 8.75% Notes in December of 2009 for a total price of $304,341 (104.75% of the principal amount), plus accrued interest. Following the Company’s acceptance for purchase of $290,540 aggregate principal amount of the 8.75% Notes on December 30, 2009, $89,460 aggregate principal amount of the 8.75% Notes remained outstanding. In January of 2010, pursuant to the Offer to Purchase, WCC received and accepted for purchase approximately $2,000 aggregate principal amount of additional 8.75% Notes. Finally, on February 1, 2010, WCC redeemed all of the remaining outstanding 8.75% Notes in accordance with the indenture for the 8.75% Notes. The redemption price for the redeemed 8.75% Notes was $1,043.75 per $1,000.00 principal amount, plus accrued and unpaid interest. The interest premium recognized in the condensed consolidated statement of operations as a result of the tender offer was $3,914 in the nine months ended September 30, 2010.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

Components of Indebtedness

As of September 30, 2010, the Company’s outstanding funded debt included the following:

	Current Portion as of September 30, 2010	Long-Term Portion as of September 30, 2010	Total Outstanding as of September 30, 2010
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	248,660	3,713,735	3,962,395
7.75% Notes (including $10,000 unamortized premium)	1,263	1,258,737	1,260,000

Total	$249,923	$4,972,472	$5,222,395

As of September 30, 2010, mandatory principal repayments of long-term debt in the remainder of 2010 and each of the five years ending December 31, 2011 through 2015 were as follows:

Year Ending December 31,	Aggregate Maturities
2010	$43,415
2011	273,660
2012	279,660
2013	297,660
2014	619,660
2015	1,481,890
Thereafter	2,216,450

Total long-term debt to be settled in cash	$5,212,395
7.75% Notes unamortized premium	10,000

Total long-term debt	$5,222,395

12. Stock-Based Compensation Plans

The Company’s stock-based compensation, including grants of non-qualified options to purchase ordinary shares and grants of restricted ordinary shares and their equivalent, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. Total stock-based compensation expense recognized for the quarters ended September 30, 2010 and 2009 was $5,598 and $3,448, respectively, and was $15,937 and $9,410 for the nine months ended September 30, 2010 and 2009, respectively. Unrecognized future compensation expense was $24,533 as of September 30, 2010, which will be recognized as an expense over a remaining weighted average period of 1.13 years.

In establishing the value of the options on the grant dates, the Company uses its actual historical volatility for its ordinary shares to estimate its expected future volatility at each grant date. The fair value of options granted is determined on each grant date using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years. The Company assumed that its outstanding options would be exercised, on average, in six years. The Special Dividend did not impact the dividend yield assumption for any grants. Using the Black-Scholes valuation model, the fair value of the options was determined using the following assumptions:

	2010 Grants	2009 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	2.52 – 3.83%	2.35 – 3.84%
Expected term (years)	6.00	6.00

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7.4 years.

The following is a summary of the equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2009 through September 30, 2010:

	Restricted Share Grants
(in thousands except per share amounts)	Number of Ordinary Shares	Weighted Average Fair Value on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2009	775	$14.52
Granted shares	456	26.85
Vested shares	(238)	14.66
Forfeited shares	(61)	23.05

Unvested restricted ordinary shares, and their equivalent, at September 30, 2010	932	$19.93

As a result of the Special Dividend, the exercise prices of the Company’s outstanding non-qualified options to purchase ordinary shares issued under the Company’s Equity Incentive Plan (the “Plan”) were adjusted by the compensation committee of the board of directors of Warner Chilcott Public Limited Company pursuant to the Plan to reflect the impact of the recapitalization. As a result, the Company lowered the exercise price of each outstanding option by $7.75. This adjustment did not result in additional stock-based compensation expense in the period as the fair value of the outstanding options immediately following the payment of the Special Dividend was lower than the fair value immediately prior. The following is a summary of the equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2009 through September 30, 2010:

	Options to Purchase Ordinary Shares
(in thousands except per share amounts)	Number of Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price
Balance at December 31, 2009	6,321	$4.14	$16.93
Re-pricing impact	—	—	(7.75)

Adjusted Balance at December 31, 2009	6,321	$4.14	$9.18
Granted options	2,113	10.77	19.17
Exercised options	(465)	6.63	7.12
Forfeited options	(349)	9.25	15.07

Balance at September 30, 2010	7,620	$5.60	$11.80

Vested and exercisable at September 30, 2010	3,334	$2.85	$11.82

The intrinsic value of non-qualified options to purchase ordinary shares is equal to the difference between the closing price of the Company’s ordinary shares on September 30, 2010 and the exercise price of the non-qualified options that had a strike price below the closing price on such date. The intrinsic value for the non-qualified options to purchase ordinary shares that are “in the money” as of September 30, 2010, is as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at September 30, 2010	7,543	$11.70	$22.44	$81,012
Vested and exercisable at September 30, 2010	3,334	$11.82	$22.44	$35,407

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

13. Commitments and Contingencies

Product Development Agreements

In December 2008, the Company signed an agreement (the “Dong-A Agreement”) with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2,000 in connection with signing the Dong-A Agreement. In March 2009, the Company paid $9,000 to Dong-A, upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. The Company agreed to pay for all development costs incurred during the term of the Dong-A Agreement and may make additional payments to Dong-A of $13,000 upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the agreement), if any, on the ED product.

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

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). The Company is preparing to commence Phase II clinical trials for the BPH indication. This amendment resulted in the Company making an up-front payment to Dong-A of $20,000 in April 2010. This amount was included in R&D expense in the nine months ended September 30, 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of $25,000 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

Product Development Agreements – PGP Acquisition

As part of the PGP Acquisition, the Company became party to certain agreements including the following:

The Company and Sanofi are parties to the Actonel Collaboration Agreement. Pursuant to the Actonel Collaboration Agreement, a joint oversight committee comprised of equal representation from the Company and Sanofi is responsible for overseeing the development and promotion of ACTONEL. The rights and obligations of the Company and Sanofi are specified by geographic market. In certain geographic markets, the Company and Sanofi share development and promotion costs as well as product profits based on contractual percentages. Pursuant to this agreement, the Company is obligated to incur an agreed upon amount for A&P and selling expense each fiscal year in certain countries. See “Note 7” for additional information related to the Actonel Collaboration Agreement.

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

14. Legal Proceedings

General Matters

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, employment litigation, such as unfair dismissal and Federal and State fair labor and minimum wage law suits, and other litigation. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. The Company maintains insurance with respect to potential litigation in the normal course of its business based

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

on its consultation with its insurance consultants and outside legal counsel, and in light of current market conditions, including cost and availability. In addition, the Company self-insures for certain liabilities not covered under its litigation insurance based on estimates of potential claims developed in consultation with its insurance consultants and outside legal counsel.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of our products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 718 suits that were filed against, or tendered to, the Company, 479 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal notices in another 18 cases to plaintiffs’ counsel. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 90 cases involving 98 plaintiffs who allege, among other things, that the Company’s bisphosphonate drug ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss, or destruction, of the jawbone. A few of these lawsuits allege atypical fractures of the femur, both alone and in conjunction with ONJ claims. These cases have been filed in either federal or state courts in the United States, except for one lawsuit in provincial court in Canada. The Company is in the initial stages of discovery in these litigations. The Company is also aware of three other potential ONJ claimants who are under a tolling agreement suspending the statutes of limitation related to their claims. In addition, in September 2010, two purported product liability class actions were brought in Canada against the Company alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and intends to defend these actions vigorously.

Sanofi, which co-promotes ACTONEL with the Company on a global basis pursuant to the Actonel Collaboration Agreement, is a defendant in many of the Company’s ACTONEL product liability cases. In some of the cases, manufacturers of other

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorney’s fees. The Company cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Actonel Collaboration Agreement, Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include ONJ-related claims that were pending as of March 31, 2010. Pursuant to the April 2010 amendment to the Actonel Collaboration Agreement, the Company will be fully responsible for any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. The Company may be liable for product liability, warranty or similar claims in relation to PGP products, including ONJ-related claims that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company for 50% of the losses from any such claims pending as of October 30, 2009, subject to certain limits.

The Company currently maintains product liability insurance coverage for claims between $25 million and $170 million, subject to certain exclusions, and otherwise is self-insured. The Company’s insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ONJ claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

ASACOL 400 mg Patent Matters

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which PGP exclusively licenses from Medeva covering ASACOL 400, were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The Company has elected not to bring an infringement action with respect to the ‘171 Patent. The lawsuit resulted in a stay of FDA approval of Roxane’s ANDA until March 2010. The trial has not yet been scheduled. However, Roxane has agreed not to launch a generic version of ASACOL 400 before March 31, 2011. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

LOESTRIN 24 FE Patent Matters

On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin Ltd. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contended that the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”) which covers LOESTRIN 24 FE and expires in 2014 is invalid, unenforceable or not infringed. In September 2009, the Company filed a lawsuit against Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), in the District of Delaware charging Lupin with infringement of the ‘394 Patent. The lawsuit resulted in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of the Company’s receipt of such notice, subject to the prior resolution of the matter before the court. On October 21, 2009 Lupin answered alleging invalidity and non-infringement of the ‘394 Patent. In October 2010, the Company and Lupin entered into a settlement agreement pursuant to which Lupin and its affiliates agreed, among other things, not to market or sell a generic equivalent product until the earlier of July 22, 2014 or the date of an “at-risk” entry into the U.S. market by a third party generic version of LOESTRIN 24 FE. If Lupin or its affiliates enters the U.S. market following an “at-risk” launch by such a third party, the Company has reserved its right to bring an infringement suit against Lupin and pursue all other available remedies, and Lupin has reserved all of its defenses. No license or other right in the ‘394 Patent was granted by the Company to Lupin to market its generic version of LOESTRIN 24 FE in the case of such a third party at-risk launch. The settlement agreement with Lupin remains subject to certain conditions, including a court order of dismissal. The Company previously also entered into a settlement and license agreement with Watson Pharmaceuticals, Inc. (together with its subsidiaries, “Watson”) in January 2009 to resolve patent litigation related to the ‘394 Patent. Under that agreement, Watson was permitted to commence marketing its generic equivalent product on the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which the Company has granted rights to a third party to market a generic version of LOESTRIN 24 FE in the U.S. or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the U.S. without authorization from the Company. The Company can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014.

FEMCON FE Patent Matters

On July 31, 2009 the Company received a Paragraph IV certification notice letter from Lupin Ltd. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, FEMCON FE. The notice letter contended that the Company’s U.S. Patent No. 6,667,050 (the “‘050 Patent”) which covers FEMCON FE and expires in 2019 is invalid or not infringed. In September 2009, the Company filed a lawsuit against Lupin in the District of Delaware charging Lupin with infringement of the ‘050 Patent. The lawsuit resulted in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of the Company’s receipt of such notice, subject to the prior resolution of the matter before the court. On October 21, 2009, Lupin answered alleging invalidity and non-infringement of the ‘050 patent. In October 2010, the Company and Lupin entered into a settlement agreement pursuant to which Lupin and its affiliates agreed, among other things, not to market and sell a generic equivalent product until the earlier of January 1, 2013 or the date that is 180 days after Barr Laboratories, a unit of Teva (together with Barr Pharmaceuticals, Inc. and its subsidiaries, “Barr”), enters the market with a generic version of FEMCON FE. The settlement agreement with Lupin remains subject to certain conditions, including a court order of dismissal. The Company previously entered into a settlement and license agreement in December 2008 with a subsidiary of Barr, which was subsequently acquired by Teva, to resolve the Company’s patent litigation related to FEMCON FE. Under the terms of that agreement, Teva was not permitted to launch a generic version of FEMCON FE until the earlier of July 1, 2012 or, among other circumstances, the date that is two years following the date of the filing by a third party of a new ANDA with a Paragraph IV certification. The Company believes that Teva’s ANDA with respect to a generic version of FEMCON FE has been approved. As a result, if Lupin filed its ANDA with respect to FEMCON FE in 2009, Teva may be able to enter the market with a generic version of FEMCON FE as early as 2011. The Company also previously entered into a settlement and license agreement in January 2009 with Watson to resolve patent litigation related to FEMCON FE. Under that agreement, Watson is permitted to commence marketing its generic equivalent of FEMCON FE on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. The Company can offer no assurance that a generic equivalent of FEMCON FE will not be approved and enter the market prior to the expiration of the ‘050 Patent in 2019.

False Claims Act Litigation

In December 2009, the Company was served with a civil complaint brought by an individual plaintiff, purportedly on behalf of the United States, alleging that the Company and over 20 other pharmaceutical manufacturers violated the False Claims Act (“FCA”), 31 U.S.C. § 3729(a)(1)(A), (B), by submitting false records or statements to the federal government, thereby causing Medicaid to pay for unapproved or ineffective drugs. The plaintiff’s original complaint was filed under seal in 2002, but was not served on the Company until 2009. The complaint alleges that the Company submitted to the Centers for Medicare and Medicaid Services (“CMS”) false information regarding the safety and effectiveness of certain nitroglycerin transdermal products. The plaintiff alleges that CMS

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

included these products in its list of reimbursable prescription drugs and that, as a consequence federal Medicaid allegedly reimbursed state Medicaid programs for a portion of the cost of such products. The plaintiff asserts that from 1996 until 2003 the federal Medicaid program paid approximately $9.8 million to reimburse the states for the Company’s nitroglycerin transdermal products. The complaint seeks, among other things, treble damages; a civil penalty of up to ten thousand dollars for each alleged false claim; and costs, expenses and attorneys’ fees.

The Company has requested all prior versions of plaintiff’s complaint and expects to file its response to the complaint following its receipt and review of the different versions. The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and anticipates filing a motion to dismiss the action. In addition, the United States has declined to intervene in this action with respect to the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss to the Company, if any, relating to these proceedings is not possible at this time.

15. Income Taxes

The Company operates in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. The Company’s effective tax rate for the quarter and nine months ended September 30, 2010 was 49.3% and 37.1%, respectively. The Company’s effective tax rate for the quarter and nine months ended September 30, 2009 was 5.7% and 7.8%, respectively. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, impacts from the purchase accounting related to the PGP Acquisition, as well as the overall level of consolidated income before income taxes. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

The effective tax rate for the nine months ended September 30, 2010 was positively impacted by the sale of intellectual property. Included in the provision for the nine months ended September 30, 2010 was the impact of a tax ruling granting a reduced tax rate in Switzerland for 2009. In addition, during the quarter and nine months ended September 30, 2010, the Company recorded expenses for unrecognized tax benefits of approximately $3,900 and $17,300, respectively. The unrecognized tax benefits were primarily related to positions taken in the prior tax years that are subject to on-going examinations by tax authorities in the U.S. and certain non-U.S. jurisdictions. The effective tax rate for the quarter and nine months ended September 30, 2009 was positively impacted by a gain of $393,095 related to the LEO Transaction which related to the Company’s Puerto Rican entity which was taxed at a 2% rate.

On October 15, 2010, the Company received a tax ruling from the Swiss tax authorities that reduced the Company’s tax rate in Switzerland solely applicable to the 2010 tax year. The tax impact of this ruling will be recorded during the quarter ending December 31, 2010.

On October 25, 2010, Puerto Rico enacted tax legislation that, in certain situations, imposes a temporary excise tax on a portion of the income of non-Puerto Rican related parties that sell products manufactured in Puerto Rico. The tax, which takes effect January 1, 2011, scales down from 4% in 2011 to 1% in 2016. The impact of this legislation is currently being evaluated by the Company.

16. Segment Information

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes interest expense, and is used by the chief operating decision maker to evaluate the success of a specific region. The Company believes that segment operating income is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP.

The following represents the Company’s segment operating profit and a reconciliation to its condensed consolidated income before taxes for the quarter and nine months ended September 30, 2010 and 2009:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended September 30, 2010
Total revenue	$1,115,033	$298,615	$(710,456)	$703,192

Segment operating profit	$270,366	$41,768	$(134,612)	$177,522

Corporate expenses				(3,338)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

	North America	ROW	Eliminations(1)	Total Company
Interest (expense), net				(60,773)

Income before taxes				$113,411

Quarter Ended September 30, 2009
Total revenue	$252,795	$—	$—	$252,795

Segment operating profit	$473,789	$—	$—	$473,789

Corporate expenses				—
Interest (expense), net				(23,960)

Income before taxes				$449,829

Nine Months Ended September 30, 2010
Total revenue	$3,061,642	$682,008	$(1,463,546)	$2,280,104

Segment operating profit	$673,819	$81,244	$(318,537)	$436,526

Corporate expenses				(12,952)
Interest (expense), net				(176,274)

Income before taxes				$247,300

Nine Months Ended September 30, 2009
Total revenue	$749,600	$—	$—	$749,600

Segment operating profit	$625,292	$—	$—	$625,292

Corporate expenses				—
Interest (expense), net				(57,178)

Income before taxes				$568,114

(1)	Eliminations primarily represent inter-segment revenues and related cost of sales.

The following table presents total revenues by product for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue breakdown by product:
ACTONEL(1)	$267,624	$—	$793,567	$—
ASACOL	180,816	—	538,331	—
LOESTRIN 24 FE	84,479	64,607	252,378	174,964
DORYX	38,474	48,170	140,403	143,436
ESTRACE Cream	35,583	30,658	98,975	82,052
DOVONEX	—	23,775	74,598	85,667
TACLONEX	—	29,011	74,109	102,139
ENABLEX royalty	23,073	—	62,553	—
FEMHRT	14,414	19,475	39,771	45,319
FEMCON FE	9,062	13,333	33,378	38,595
Other Women’s Healthcare	10,969	4,184	32,853	12,644
Other Oral Contraceptives	3,474	4,777	16,626	17,661
Other Hormone Therapy	6,190	6,873	21,017	19,321
Other products	23,097	159	74,401	1,608
Contract manufacturing product sales	3,439	3,039	12,540	9,244
Other revenue	2,498	4,734	14,604	16,950

Total revenue	$703,192	$252,795	$2,280,104	$749,600

(1)	Other revenue related to ACTONEL is combined with its product net sales for the purposes of this table.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

The following table presents capital expenditures, amortization of intangible assets and depreciation expense for the quarters and nine months ended September 30, 2010 and 2009:

	North America	ROW	Total Company
Quarter Ended September 30, 2010
Capital expenditures	$13,671	$5,460	$19,131
Amortization of intangible assets	161,029	1,590	162,619
Depreciation expense	5,161	2,764	7,925

Quarter Ended September 30, 2009
Capital expenditures	$13,760	$—	$13,760
Amortization of intangible assets	56,993	—	56,993
Depreciation expense	3,256	—	3,256

Nine Months Ended September 30, 2010
Capital expenditures	$59,187	$15,249	$74,436
Amortization of intangible assets	446,202	34,488	480,690
Depreciation expense	16,341	6,225	22,566

Nine Months Ended September 30, 2009
Capital expenditures	$32,793	$—	$32,793
Amortization of intangible assets	170,978	—	170,978
Depreciation expense	9,682	—	9,682

The following table presents total revenue by significant country of domicile for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
US	$515,449	$247,411	$1,718,546	$732,543
France	42,982	—	122,596	—
Canada	25,383	—	94,568	—
UK / Republic of Ireland	25,260	—	76,473	—
Italy	18,903	—	56,923	—
Puerto Rico	8,657	5,384	22,384	17,057
Other	66,558	—	188,614	—

Total	$703,192	$252,795	$2,280,104	$749,600

17. Reliance on Significant Suppliers

In the event that a significant supplier (including third-party manufacturers and suppliers of certain active pharmaceutical ingredients, or “API”) suffers an event that causes it to be unable to manufacture the Company’s product or meet the Company’s API requirements for a sustained period and the Company is unable to obtain the product or API from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the business of the Company. The following table shows revenue generated from products provided by significant suppliers as a percentage of total revenues:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Lonza Inc.	38%	—	35%	—
Cambrex Corporation	26%	—	22%	—

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements—(Continued)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Bayer	16%	34%	15%	32%
LEO	—	21%	7%	25%
Mayne Pharma International Pty. Ltd.	5%	19%	6%	19%
Contract Pharmaceuticals Limited	5%	12%	4%	11%

18. Comprehensive Income

ASC Topic 220, “Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported in shareholders’ (deficit) / equity to be separately disclosed as other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of net income plus the period activity within accumulated other comprehensive income / (loss). Other comprehensive income was $70,296 and $428,298 for the quarters ended September 30, 2010 and 2009, respectively, and $146,429 and $533,310 for the nine months ended September 30, 2010 and 2009, respectively.

The components of accumulated other comprehensive income / (loss) consist of:

	As of September 30, 2010	As of December 31, 2009
Cumulative translation adjustment	$(16,773)	$(7,676)
Actuarial gains related to defined benefit plans (net of tax)	3,769	3,769

Total	$(13,004)	$(3,907)

19. Retirement Plans

As a result of the PGP Acquisition, the Company assumed defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. Prior to the PGP Acquisition, the Company did not offer any defined benefit pension plans and, therefore, there is no net periodic benefit cost for the nine months ended September 30, 2009.

The net periodic benefit cost of the Company’s defined benefit plans for the nine months ended September 30, 2010 included the following components:

Non-U.S. Plans Defined Benefit
Service cost	$1,472
Interest cost	2,882
Expected return on plan assets	(2,373)
Amortization of:	—
Actuarial losses	—
Prior service costs	—

Net periodic benefit cost	$1,981

Company Contributions

For the nine months ended September 30, 2010, the Company contributed $65,162 to non-U.S. retirement plans.

20. Subsequent Events

ENABLEX Acquisition

On October 18, 2010, concurrent with the closing of the ENABLEX Acquisition, the Company and Novartis terminated their existing co-promotion agreement, and the Company assumed full control of sales and marketing of ENABLEX for the U.S. market. The Company will capitalize the purchase price of the ENABLEX Acquisition, which will increase the value of the existing ENABLEX intangible asset, and begin recording product sales and expenses on a gross basis in the fourth quarter of 2010. Novartis retained the rights to ENABLEX for all countries outside the U.S.

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

Summary

The following are certain significant events that occurred in 2010:

•

In March 2010, we made optional prepayments aggregating $400.0 million of our term loan indebtedness under our new senior secured credit facilities (the “New Senior Secured Credit Facilities”). We did not make any optional prepayments of term loan indebtedness during the quarters ended June 30, 2010 and September 30, 2010;

•

In April 2010, we and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment to the Actonel Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and research & development (“R&D”) decisions for ACTONEL in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities;

•

In April 2010, we amended our agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”) to add the right to develop, and if approved, market, Dong-A’s udenafil product, for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”) in the U.S. and Canada. As a result of this amendment, we made an up-front payment to Dong-A of $20.0 million in April 2010, which is included in R&D expense in the nine months ended September 30, 2010;

•

On April 30, 2010, after receiving all required approvals, we completed the acquisition of The Procter & Gamble Company’s (“P&G”) pharmaceutical business in France (“PGP France”), which P&G had been operating on our behalf since October 30, 2009;

•

On May 1, 2010, we achieved an important milestone related to the integration of the global branded pharmaceutical business (“PGP”) of P&G when we moved PGP’s United States, Puerto Rican, Canadian, Spanish and United Kingdom businesses onto our SAP enterprise resource planning (“ERP”) system. On August 1, 2010, we reached another significant milestone when we moved the remaining PGP business units onto our ERP system. The overall integration of PGP is progressing as planned, and we expect it to be substantially complete by the end of 2010;

•

In June 2010, LEO Pharma A/S (“LEO”) assumed responsibility for the distribution of DOVONEX and TACLONEX. As a result of LEO’s assumption of such responsibilities, we subsequently agreed with LEO to formally terminate the distribution agreement. As a result of LEO’s assumption of distribution services, we did not record DOVONEX and TACLONEX net sales (or the cost of sales relating to such products) in periods subsequent to the quarter ended June 30, 2010, which had a positive impact on our gross margin percentage starting in the third quarter of 2010;

•

On October 8, 2010, the U.S. Food and Drug Administration (“FDA”) approved our next generation ACTONEL (risedronate sodium) product for the treatment of postmenopausal osteoporosis in the United States. This product will be marketed as ATELVIA (risedronate sodium) delayed-release tablets;

•

On October 21, 2010, the FDA approved our new oral contraceptive product for the prevention of pregnancy in the United States. This product will be marketed as LO LOESTRIN FE (norethindrone acetate and ethinyl estradiol tablets, ethinyl estradiol tablets and ferrous fumarate tablets);

•	Our revenue for the quarter ended September 30, 2010 was $703.2 million and our net income was $57.5 million;

•	Our revenue for the nine months ended September 30, 2010 was $2,280.1 million and our net income was $155.5 million.

Strategic Transactions

2010 Transactions

During 2010, we completed two strategic transactions that will continue to have a significant impact on our future operations.

Special Dividend Transaction

On September 8, 2010, we paid a special cash dividend of $8.50 per share, or $2,144.3 million in the aggregate, to the holders of our ordinary shares (the “Special Dividend”). In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500.0 million aggregate principal amount of new term loan indebtedness in connection with an amendment to the New Senior Secured Credit Facilities (“Amendment No. 2”) and issued $750.0 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The incurrence of such indebtedness impacted our interest expense during the quarter and nine months ended September 30, 2010. See “Note 11” to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2010 included in this report on Form 10-Q for a further description of Amendment No. 2 and the Initial 7.75% Notes.

ENABLEX Acquisition

On September 23, 2010, we and Novartis Pharmaceuticals Corporation (“Novartis”), entered into a definitive asset purchase agreement pursuant to which we agreed to acquire the U.S. rights to Novartis’ ENABLEX product for an upfront payment of $400.0 million in cash at closing, plus future milestone payments of up to $20.0 million in the aggregate based on 2011 and 2012 net sales of ENABLEX (the “ENABLEX Acquisition”). On October 18, 2010, concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX for the U.S. market. We will capitalize the purchase price of the ENABLEX Acquisition, which will increase the value of the existing ENABLEX intangible asset, and begin recording product sales and expenses on a gross basis in the fourth quarter of 2010. Novartis retained the rights to ENABLEX for all countries outside the U.S.

On September 29, 2010, we issued an additional $500.0 million aggregate principal amount of 7.75% senior notes due 2018 (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”) in order to fund the $400.0 million upfront payment in connection with the Enablex Acquisition and for general corporate purposes. The Additional 7.75% Notes were issued at a premium of $10.0 million and constitute a part of the same series as the Initial 7.75% Notes. See “Note 11” to the notes to the condensed consolidated financial statements for the quarter ended September 30, 2010 included in this report on Form 10-Q for a further description of the Additional 7.75% Notes.

Among the assets acquired by us in the ENABLEX Acquisition, protecting the ENABLEX product, were Novartis’ U.S. Patent No. 5,096,890 (the “‘890 Patent”), a compound patent expiring in March 2015, and U.S. Patent No. 6,106,864 (the “‘864 Patent”), a formulation patent expiring in August 2016. In March 2009, Novartis received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (“Teva”) against the ‘890 Patent and the ‘864 Patent, and from Anchen Pharmaceuticals, Inc. (“Anchen”) and Watson Laboratories, Inc. (“Watson”) against the ‘864 Patent. Novartis filed patent infringement suits against each ANDA filer in April 2009, and in August and September 2010, Novartis settled all three actions on substantially similar terms. Under the settlement and license agreements, which were assigned to us in connection with the Enablex Acquisition, each of Teva, Anchen and Watson agreed not to launch a generic version of ENABLEX until the earlier of March 15, 2016 (or June 15, 2016 if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic ENABLEX product or (ii) in the event a third party launches a generic ENABLEX product “at risk” and injunctive relief is not sought or granted. In October and November 2010, the actions against each of the three ANDA filers were dismissed without prejudice.

2009 Transactions

During 2009, we completed two strategic transactions that impacted our results of operations during the quarter and nine months ended September 30, 2010, and will continue to have a significant impact on our future operations.

PGP Acquisition

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and P&G, we acquired PGP for $2,919.3 million in cash and the assumption of certain liabilities (the “PGP Acquisition”). The purchase price remains subject to certain post-closing adjustments. Under the terms of the Purchase Agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60.0 million. The total purchase price of $2,919.3 million was allocated to the estimated fair value of the assets acquired and liabilities assumed as of the date of the PGP Acquisition. The purchase price allocation was finalized in October 2010 and was completed based on a valuation conducted by an independent third party valuation firm. In order to fund the PGP Acquisition, certain of our subsidiaries entered into the New Senior Secured Credit Facilities, comprised of $2,950.0 million in aggregate term loan facilities and a $250.0 million revolving credit facility. On October 30, 2009, the Company borrowed $2,600.0 million of the aggregate $2,950.0 million of term loan facilities to finance the PGP Acquisition. On December 16, 2009, in connection with an amendment (“Amendment No. 1”) to the New Senior Secured Credit Facilities, (i) the committed but undrawn $350.0 million delayed-draw term loan facility was terminated, and (ii) the agreement was amended to create a new tranche of term loans which was borrowed on December 30, 2009 by our U.S. subsidiary, Warner Chilcott Corporation, in an aggregate principal amount of $350.0 million in order to finance, together with cash on hand, the repurchase or redemption of any and all of our then outstanding 8.75% senior subordinated notes (the “8.75% Notes”). The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in our condensed consolidated statement of operations.

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

LEO Transaction

On September 23, 2009, we entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO pursuant to which LEO paid us $1,000.0 million in cash in order to terminate our exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to our distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). We recognized an initial pre-tax gain of $393.1 million on the sale of assets in the LEO Transaction. The LEO Transaction closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, our gross margin percentage during the term of the distribution agreement was negatively impacted in the first two quarters of 2010 as we recorded net sales and costs of sales at nominal distributor margins. In addition, we agreed to provide certain transition services for LEO for a period of up to one year after the closing. On June 30, 2010, LEO assumed responsibility for its own distribution services, and on July 15, 2010 the parties formally terminated the distribution agreement.

During the quarter ended September 30, 2009, in connection with the distribution agreement mentioned above, we recorded a deferred gain of $68.9 million relating to the sale of certain inventories in connection with the LEO Transaction. Pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Sub Topic 605-25 “Revenue Recognition—Multiple Element Arrangements” separate contracts with the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement. The LEO Transaction and distribution agreement contained (i) multiple deliverables, (ii) a delivered element with stand-alone value (intangible asset), and (iii) objective and reliable evidence of the undelivered item’s fair value. For the undelivered element, inventory, we retained title and the risks and rewards of ownership. The total arrangement consideration (or purchase price) of $1,000.0 million was allocated among the units of accounting as set forth in ASC Sub Topic 605-25 “Revenue Recognition—Multiple Element Arrangements” paragraph 30-1, and the portion of the gain in the amount of $68.9 million on the undelivered product inventory at fair value, was deferred as of September 30, 2009.

We subsequently sold the inventory on behalf of LEO to our trade customers in the normal course of business and recognized revenues of approximately $76.8 million, $62.5 million and $26.2 million, and cost of sales of approximately $42.6 million, $37.4 million and $16.6 million during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, respectively. The amounts were recognized as sales and cost of sales in our statement of operations when the earnings process was culminated as the goods were delivered to our trade customers.

Operating Results for the quarters and nine months ended September 30, 2010 and 2009

Revenue

The following table sets forth our unaudited revenue for the quarters and nine months ended September 30, 2010 and 2009, as well as the corresponding dollar and percentage changes:

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Women’s Healthcare:
Oral Contraceptives
LOESTRIN 24 FE	$84.5	$64.6	$19.9	30.8%	$252.4	$175.0	$77.4	44.2%
FEMCON FE	9.1	13.3	(4.2)	(32.0)%	33.4	38.6	(5.2)	(13.5)%
Other Oral Contraceptives	3.4	4.8	(1.4)	(27.3)%	16.6	17.7	(1.1)	(5.9)%

Total oral contraceptives	97.0	82.7	14.3	17.3%	302.4	231.3	71.1	30.8%

Hormone Therapy
ESTRACE Cream	35.6	30.7	4.9	16.1%	99.0	82.1	16.9	20.6%
FEMHRT	14.4	19.5	(5.1)	(26.0)%	39.8	45.3	(5.5)	(12.2)%
Other Hormone Therapy	6.2	6.8	(0.6)	(9.9)%	21.0	19.3	1.7	8.8%

Total hormone therapy	56.2	57.0	(0.8)	(1.4)%	159.8	146.7	13.1	8.9%

ACTONEL (1)	267.6	—	267.6	100.0%	793.6	—	793.6	100.0%
Other women’s healthcare products	11.0	4.2	6.8	162.2%	32.9	12.6	20.3	159.8%

Total Women’s Healthcare	431.8	143.9	287.9	200.1%	1,288.7	390.6	898.1	229.9%

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Dermatology:
DORYX	38.5	48.2	(9.7)	(20.1)%	140.4	143.4	(3.0)	(2.1)%
TACLONEX (2)	—	29.0	(29.0)	(100.0)%	74.1	102.1	(28.0)	(27.4)%
DOVONEX (2)	—	23.8	(23.8)	(100.0)%	74.6	85.7	(11.1)	(12.9)%

Total Dermatology	38.5	101.0	(62.5)	(61.9)%	289.1	331.2	(42.1)	(12.7)%

Gastroenterology:
ASACOL	180.8	—	180.8	100.0%	538.3	—	538.3	100.0%
Urology:
ENABLEX (1)	23.1	—	23.1	100.0%	62.6	—	62.6	100.0%
Other:
Other products net sales	23.1	0.2	22.9	n.m.	74.3	1.6	72.7	n.m.
Contract manufacturing product sales	3.4	3.0	0.4	13.2%	12.5	9.2	3.3	35.7%
Other revenue	2.5	4.7	(2.2)	(47.2)%	14.6	17.0	(2.4)	(13.8)%

Total Revenue	$703.2	$252.8	$450.4	178.2%	$2,280.1	$749.6	$1,530.5	204.2%

n.m. Not meaningful

(1)	Includes “other revenue” as classified in our condensed consolidated statement of operations.
(2)	Includes sales recorded, if any, pursuant to our distribution agreement with LEO, as applicable.

Revenue in the quarter ended September 30, 2010 was $703.2 million, an increase of $450.4 million, or 178.2%, compared to the same quarter in the prior year. Revenue in the nine months ended September 30, 2010 was $2,280.1 million, an increase of $1,530.5 million, or 204.2%, compared to the same period in the prior year. The primary drivers of the increase in revenue were the products acquired in the PGP Acquisition, primarily ACTONEL and ASACOL, which together contributed $448.4 million and $1,331.9 million of revenue growth in the quarter and nine months ended September 30, 2010, respectively, compared to the prior year periods. Sales-related deductions have increased sequentially during the nine months ended September 30, 2010. The increase was due primarily to higher utilization in our loyalty card programs and, to a lesser extent, higher utilization in our commercial and government rebate programs. The sales-related deductions recorded to reduce gross sales to net sales were $305.9 million and $87.0 million in the quarters ended September 30, 2010 and 2009, respectively, and were $724.3 million and $203.2 million in the nine months ended September 30, 2010 and 2009, respectively. In addition to transactions such as the PGP Acquisition and the LEO Transaction, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Net sales of our oral contraceptive products increased $14.3 million, or 17.3%, in the quarter ended September 30, 2010 and $71.1 million, or 30.8%, in the nine months ended September 30, 2010, compared with the prior year periods. LOESTRIN 24 FE generated net sales of $84.5 million in the quarter ended September 30, 2010, an increase of 30.8%, compared with $64.6 million in the prior year quarter. During the nine months ended September 30, 2010, LOESTRIN 24 FE generated net sales of $252.4 million, an increase of 44.2%, compared with $175.0 million in the prior year period. The increase in LOESTRIN 24 FE net sales in both periods was primarily due to increases in filled prescriptions of 64.4% and 71.7% in the quarter and nine months ended September 30, 2010, respectively, as well as higher average selling prices, offset in part by the contraction of pipeline inventories relative to the prior year periods and the impact of higher sales-related deductions, including the increased utilization of customer loyalty cards.

Revenues of ACTONEL were $267.6 million and $793.6 million in the quarter and nine months ended September 30, 2010, respectively. ACTONEL revenues in North America totaled $153.8 million, in the quarter ended September 30, 2010, including $135.5 million in the United States. During the nine months ended September 30, 2010, ACTONEL revenues in North America totaled $470.7 million, including $399.3 million in the United States. Filled prescriptions of ACTONEL in the U.S. decreased 24.8% and 23.0% in the quarter and nine months ended September 30, 2010, respectively, compared to the same periods in the prior year. On a sequential basis, filled prescriptions in the U.S. decreased 5.6% in the quarter ended September 30, 2010 compared to the quarter ended June 30, 2010. Generic competition in Canada began to negatively impact our net sales of ACTONEL in the first quarter of 2010 and generic competition in Western Europe is anticipated to negatively impact our net sales of ACTONEL beginning in the fourth quarter of 2010. In addition, in the United States, ACTONEL continues to face market share declines due to the impact of managed care initiatives encouraging the use of generic versions of other products.

Net sales of our dermatology products decreased $62.5 million, or 61.9%, in the quarter ended September 30, 2010 and $42.1 million, or 12.7%, in the nine months ended September 30, 2010, compared with prior year periods. Net sales of DORYX decreased $9.7 million, or 20.1%, in the quarter ended September 30, 2010, and $3.0 million, or 2.1%, in the nine months ended September 30, 2010, compared with the prior year periods. The decrease in DORYX net sales in the quarter ended September 30, 2010 was primarily due to an increase in sales-related deductions and a contraction of pipeline inventories relative to the prior year quarter, offset in part by higher average selling prices and a 3.5% increase in filled prescriptions. The decrease in DORYX net sales in the nine months ended September 30, 2010 was primarily due to an increase in sales-related deductions and a contraction of pipeline inventories relative to the prior year period, offset in part by an increase in filled prescriptions of 14.3% and higher average selling prices. The increase in sales-related deductions compared with the prior year periods was primarily due to the increased usage of our customer loyalty card for DORYX 150 mg. On a sequential basis, net sales of DORYX decreased $12.5 million, or 25%, compared with the quarter ended June 30, 2010 due primarily to an increase in sales-related deductions partially offset by higher average selling prices and a 2% increase in filled prescriptions. DOVONEX and TACLONEX revenues recorded during the nine months ended September 30, 2010 totaled $148.7 million, a decrease of $39.1 million as compared to the prior year period. As a result of the LEO Transaction and related distribution agreement with LEO, we recorded revenue and cost of sales at nominal distributor margins for all TACLONEX and DOVONEX products until June 30, 2010. On June 30, 2010, LEO assumed responsibility for its own distribution services. As a result, we did not record DOVONEX and TACLONEX net sales (or the cost of sales relating to such products) in periods subsequent to the quarter ended June 30, 2010.

Net sales of ASACOL in the quarter and nine months ended September 30, 2010 were $180.8 million and $538.3 million, respectively. ASACOL net sales in North America totaled $167.0 million in the quarter ended September 30, 2010, including $161.1 million in the United States. During the nine months ended September 30, 2010, ASACOL net sales in North America totaled $498.4 million, including $482.4 million in the United States. Filled prescriptions of ASACOL in the U.S. decreased 5.1% and 6.2% in the quarter and nine months ended September 30, 2010, respectively, compared to the prior year periods. On a sequential basis, filled prescriptions in the U.S. were essentially flat in the quarter ended September 30, 2010 compared to the quarter ended June 30, 2010. In October 2007, PGP and Medeva Pharma Suisse AG (“Medeva”), the owner of the formulation and method patent for PGP’s ASACOL 400 mg product, filed a patent infringement suit against Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, with respect to Roxane’s ANDA for a generic version of the ASACOL 400 mg product. See “Note 14” to our Notes to the condensed consolidated financial statements for the quarter ended September 30, 2010 included in this Form 10-Q. Our ASACOL 800 mg product (known as ASACOL HD in the U.S.) was launched in the United States in June 2009 and has protection under a separate formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product. In 2009 and the nine months ended September 30, 2010, the ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales.

Revenues related to ENABLEX in the quarter and nine months ended September 30, 2010 were $23.1 million and $62.6 million, respectively. As a result of the ENABLEX Acquisition, we will continue to receive a contractual percentage of Novartis’ sales of ENABLEX through October 18, 2010, which will be included in other revenue on a net basis. Beginning on October 19, 2010, we assumed responsibility for the commercial shipment of all ENABLEX product in the U.S. and will record all product sales and related expenses on a gross basis.

Cost of Sales (excluding amortization of intangible assets)

The tables below show the calculation of cost of sales and cost of sales percentage for the quarters and nine months ended September 30, 2010 and 2009:

(dollars in millions)	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	$ Change	Percent Change
Product net sales	$659.7	$248.1	$411.6	165.9%

Cost of sales (excluding amortization)	$81.7	$44.4	$37.3	84.1%

Cost of sales percentage	12.4%	17.9%

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	Percent Change

Product net sales	$2,132.8	$732.6	$1,400.2	191.1%

Cost of sales (excluding amortization)	$407.9	$140.1	$267.8	191.2%

Cost of sales percentage	19.1%	19.1%

Cost of sales (excluding amortization) increased $37.3 million, or 84.1%, and $267.8 million, or 191.2%, in the quarter and nine months ended September 30, 2010, respectively, compared with the prior year periods primarily due to significant increases in product net sales. The nine months ended September 30, 2010 included a $105.5 million expense for the purchase accounting inventory step-up as a result of the PGP Acquisition that was recognized in cost of sales and approximately $148.7 million of costs relating to

DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. These increases were offset in part by a $34.7 million gain relating to the sale of certain inventories in connection with the LEO Transaction. Also included in the nine months ended September 30, 2010 was an $18.5 million reduction in cost of sales as a result of the reversal of a contingent liability relating to the termination of a contract. Excluding the impact of the purchase accounting inventory step-up recognized in the nine months ended September 30, 2010, the PGP Acquisition will continue to have a favorable impact on our cost of sales percentage in 2010 compared with 2009 periods.

Selling, General & Administrative (“SG&A”) expenses

SG&A expenses were comprised of the following expenses for the quarters and nine months ended September 30, 2010 and 2009:

(dollars in millions)	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$27.6	$7.6	$20.0	262.3%
Selling and Distribution	132.0	19.8	112.2	565.7%
General, Administrative and Other (“G&A”)	91.8	31.7	60.1	189.9%

Total	$251.4	$59.1	$192.3	325.3%

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	Percent Change
Advertising and Promotion (“A&P”)	$85.0	$25.8	$59.2	229.7%
Selling and Distribution	436.6	63.0	373.6	592.9%
General, Administrative and Other (“G&A”)	330.7	70.1	260.6	371.6%

Total	$852.3	$158.9	$693.4	436.4%

SG&A expenses for the quarter ended September 30, 2010 were $251.4 million, an increase of $192.3 million, or 325.3%, from $59.1 million in the prior year quarter. SG&A expenses for the nine months ended September 30, 2010 were $852.3 million, an increase of $693.4 million, or 436.4%, from $158.9 million in the prior year period. A&P expenses increased $20.0 million, or 262.3%, and $59.2 million, or 229.7%, in the quarter and nine months ended September 30, 2010, respectively, as compared with the prior year periods, primarily due to advertising and other promotional spending attributable to the acquired PGP products. Selling and distribution expenses increased $112.2 million, or 565.7%, and $373.6 million, or 592.9%, in the quarter and nine months ended September 30, 2010, respectively, as compared to the prior year periods. The increase in both periods was primarily due to co-promotion expenses of $65.5 million and $233.7 million, respectively, under the Actonel Collaboration Agreement between us and Sanofi and increased sales-related headcount and expenses resulting from the PGP Acquisition. G&A expenses increased $60.1 million, or 189.9%, and $260.6 million, or 371.6%, in the quarter and nine months ended September 30, 2010, respectively, as compared with the prior year periods. The increase in both periods was due in large part to increases in infrastructure costs, compensation expenses and professional and consulting fees primarily relating to the PGP Acquisition and integration. Included in G&A expenses in the quarter and nine months ended September 30, 2010 were consulting and other professional fees relating to the PGP integration of $2.3 million and $21.9 million, respectively, expenses payable to P&G under the Transition Services Agreement of $7.4 million and $46.1 million, respectively, severance costs of $1.0 million and $15.6 million, respectively, and other integration expenses of $11.5 million in the nine months ended September 30, 2010.

R&D

Our investment in R&D for the quarter ended September 30, 2010 was $33.3 million, an increase of $21.7 million, or 186.1%, compared with $11.6 million in the prior year quarter. Our R&D expense for the nine months ended September 30, 2010 was $115.7 million, an increase of $68.3 million, or 143.8%, compared with the prior year period. The quarter ended September 30, 2010 included payments of $6.4 million primarily consisting of a $5.0 million payment to TaiGen Biotechnology Co. Ltd, resulting from the amendment of a license agreement with respect to a nemonoxacin product under development as well as a $1.0 million milestone payment to Paratek Pharmaceuticals, Inc., paid upon the achievement of a developmental milestone under our agreement to develop a treatment for acne and rosacea. Excluding these payments in the quarter ended September 30, 2010, R&D expenses increased $15.3 million, compared to the prior year quarter. Also included in the nine months ended September 30, 2010 was a $20.0 million up-front payment to Dong-A, resulting from the amendment of our agreement to add the right to develop, and if approved, market, Dong-A’s udenafil product, for the treatment of lower urinary tract symptoms associated with BPH in the U.S. and Canada. Included in the nine months ended September 30, 2009 was a $9.0 million payment to Dong-A upon the achievement of a developmental milestone under our agreement for an orally-administered udenafil product for the treatment of erectile dysfunction (“ED”). Also included in the nine months ended September 30, 2009 was a $2.5 million payment to NexMed, Inc. in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of ED. Excluding these payments in the nine months ended September 30, 2010 and 2009, R&D expenses increased $53.4 million, compared to the prior year period. The increase in R&D expenses in the quarter and nine months ended September 30, 2010 relative to the prior year periods was primarily due to the addition of R&D projects from PGP, higher costs associated with an increase in personnel and facilities and costs incurred relating to ongoing product development efforts, which included our work on the next generation of the significant products within each of our therapeutic categories.

Amortization of intangible assets

Amortization of intangible assets in the quarters ended September 30, 2010 and 2009 was $162.6 million and $57.0 million, respectively. Amortization of intangible assets in the nine months ended September 30, 2010 and 2009 was $480.7 million and $171.0 million, respectively. The increase in amortization expense in the quarter and nine months ended September 30, 2010 relative to 2009 was due primarily to the amortization of intellectual property assets acquired in the PGP Acquisition which accounted for $125.5 million and $366.3 million, respectively, of the amortization expense in the 2010 periods. We expect amortization expense to be significantly higher in 2010, relative to 2009, as a result of the PGP Acquisition, as well as the FDA’s approval of ATELVIA and the ENABLEX Acquisition in the fourth quarter of 2010. We continuously review our products’ remaining useful lives based on each product family’s estimated future cash flows. Our amortization methodology is calculated on either an accelerated or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family.

Interest expense (net)

Interest expense (net) for the quarter ended September 30, 2010 was $60.8 million, an increase of $36.8 million, or 153.6%, from $24.0 million in the prior year quarter. Interest expense (net) for the nine months ended September 30, 2010 was $176.3 million, an increase of $119.1 million, or 208.3%, from $57.2 million in the prior year period. Included in net interest expense in the quarter ended September 30, 2009 was $6.6 million relating to the write-off of deferred loan costs associated with the repayment of $479.8 million of indebtedness under our prior senior secured credit facilities (“Prior Senior Secured Credit Facilities”). Excluding the write-off of deferred loan costs, interest expense increased $43.4 million in the quarter ended September 30, 2010 as compared to the prior year quarter primarily due to an increase in the weighted average debt balance outstanding of $3,430.9 million in 2010 relative to the same period in 2009. Included in net interest expense in the nine months ended September 30, 2010 was $19.6 million relating to the write-off of deferred loan costs associated with the purchase and redemption of the remaining portion of our 8.75% Notes and with the optional prepayment of $400.0 million of indebtedness under our New Senior Secured Credit Facilities. Included in net interest expense in the nine months ended September 30, 2009 was $7.8 million relating to the write-off of deferred loan costs associated with the repayment of $578.6 million of indebtedness under our Prior Senior Secured Credit Facilities. Excluding the write-off of deferred loan costs, net interest expense increased $107.3 million in the nine months ended September 30, 2010, relative to the prior year period. The increase in net interest expense in the nine months ended September 30, 2010 was primarily due to an increase in the weighted average debt balance outstanding of $4,609.0 million in 2010, relative to the same period in 2009. The significant increase in our total outstanding indebtedness in the 2010 periods, relative to 2009, was due primarily to the funding of the PGP Acquisition, the Special Dividend, the ENABLEX Acquisition and related loan costs and expenses.

Income taxes

We operate in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. Our effective tax rates for the quarter and nine months ended September 30, 2010 were 49.3% and 37.1%, respectively. Our effective tax rates for the quarter and nine months ended September 30, 2009 were 5.7% and 7.8%, respectively. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, impacts from the purchase accounting related to the PGP Acquisition, as well as the overall level of consolidated income before income taxes. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

The effective tax rate for the nine months ended September 30, 2010 was positively impacted by the sale of intellectual property. Included in the provision for the nine months ended September 30, 2010 was the impact of a tax ruling granting a reduced tax rate in Switzerland for 2009. In addition, during the quarter and nine months ended September 30, 2010, we recorded expenses for unrecognized tax benefits of approximately $3.9 million and $17.3 million, respectively. The unrecognized tax benefits were primarily related to positions taken in the prior tax years that are subject to on-going examinations by tax authorities in the U.S. and certain non-U.S. jurisdictions. The effective tax rate for the quarter and nine months ended September 30, 2009 was positively impacted by a gain of $393.1 million related to the LEO Transaction which related to our Puerto Rican entity which was taxed at a 2% rate.

On October 15, 2010, we received a tax ruling from the Swiss tax authorities that reduced our tax rate in Switzerland solely applicable to the 2010 tax year. The tax impact of this ruling will be recorded during the quarter ending December 31, 2010.

On October 25, 2010, Puerto Rico enacted tax legislation that, in certain situations, imposes a temporary excise tax on a portion of the income of non-Puerto Rican related parties that sell products manufactured in Puerto Rico. The tax, which takes effect January 1, 2011, scales down from 4% in 2011 to 1% in 2016. The impact of this legislation is currently being evaluated by the Company.

Net income

Due to the factors described above, primarily the gain on the sale of assets in the LEO Transaction in 2009, we reported net income of $57.5 million and $424.2 million in the quarters ended September 30, 2010 and 2009, respectively, and $155.5 million and $523.6 million in the nine months ended September 30, 2010 and 2009, respectively.

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

In the quarters and nine months ended September 30, 2010 and 2009, revenues in North America were $1,115.0 million and $252.8 million, respectively, and $3,061.6 million and $749.6 million, respectively. Revenues in the ROW in the quarter and nine months ended September 30, 2010 were $298.6 million and $682.0 million, respectively, compared to zero in the prior year periods. Revenues in North America increased as a result of the PGP Acquisition and growth in net sales of promoted products as described above. Revenues in ROW increased due to the PGP Acquisition, as we did not generate revenues in ROW prior to the PGP Acquisition.

Segment operating profit in North America was $270.4 million and $473.8 million in the quarters ended September 30, 2010 and 2009, respectively, and $673.8 million and $625.3 million in the nine months ended September 30, 2010 and 2009, respectively. ROW segment operating profit in the quarter and nine months ended September 30, 2010 was $41.8 million and $81.2 million, respectively, compared to zero in the prior year periods. Segment operating profit in North America grew as a result of the factors described above. In the nine months ended September 30, 2010, we recognized $71.0 million and $34.5 million in North America and the ROW, respectively, as an expense in the cost of sales relating to the inventory step-up from the PGP Acquisition.

Financial Condition, Liquidity and Capital Resources

Cash

At September 30, 2010, our cash on hand was $1,071.0 million, as compared to $539.0 million at December 31, 2009. As of September 30, 2010, our total debt was $5,222.4 million and consisted of $3,962.4 million of borrowings under our New Senior Secured Credit Facilities, $1,250.0 million aggregate principal amount of 7.75% Notes, and $10.0 million of unamortized premium attributable to the 7.75% Notes. As a result of the closing of the ENABLEX Acquisition, we paid $400.0 million in cash to Novartis in October 2010.

The following table summarizes our net increase in cash and cash equivalents:

(Dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net cash provided by operating activities	$615.3	$340.9
Net cash (used in) / provided by investing activities	(77.3)	958.5
Net cash provided by / (used in) financing activities	0.5	(581.6)
Effect of exchange rates on cash and cash equivalents	(6.5)	—

Net increase in cash and cash equivalents	$532.0	$717.8

Our net cash provided by operating activities for the nine months ended September 30, 2010 increased $274.4 million over the prior year period. We reported net income of $155.5 million in the nine months ended September 30, 2010 compared to $523.6 million in the nine months ended September 30, 2009. Included in net income for the nine months ended September 30, 2010 was an expense of $105.5 million relating to the write-off of the fair value step-up of inventories acquired in the PGP Acquisition as such inventories were sold. Net income in the nine months ended September 30, 2010 was also impacted by non-cash amortization expense, which increased $309.7 million as compared to the prior year period, primarily as a result of the amortization of intangible assets acquired in the PGP Acquisition. Net income in the nine months ended September 30, 2009 included a non-operating gain of $393.1 million as a result of the LEO Transaction. Also impacting cash flows from operations in the nine months ended September 30, 2010 was a decrease in our ACTONEL co-promotion liability of $66.5 million relative to the prior year period, which resulted primarily from the timing of our payments to Sanofi under the US amendment to the Actonel Collaboration Agreement. Our liability for unrecognized tax benefits (including interest) under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes,” (“ASC 740”) which is expected to settle within the next twelve months is $1.9 million. Our liability for unrecognized tax benefits (including interest) under ASC 740 which is expected to settle after twelve months is $45.5 million.

Our net cash used in investing activities during the nine months ended September 30, 2010 totaled $77.3 million, consisting of $2.9 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT and $74.4 million relating to capital expenditures, including the purchase of a corporate aircraft. The cash flows provided by investing activities in the nine months ended September 30, 2009 totaled $958.5 million, and consisted of $1,000.0 million of proceeds from the LEO Transaction, offset by $8.7 million of contingent purchase consideration paid to Pfizer in connection with the 2003 acquisition of FEMHRT and $32.8 million relating to capital expenditures. Our capital expenditures in 2010 are expected to be significantly higher than 2009 levels due to investments in our infrastructure in support of our growing global business, including investment in manufacturing, supply chain, IT, R&D and other corporate initiatives.

Our net cash provided by financing activities in the nine months ended September 30, 2010 was $0.5 million, and principally consisted of $1,500.0 million of additional borrowings under our New Senior Secured Credit Facilities, $1,260.0 million in proceeds from the 7.75% Notes, offset by cash paid of $2,105.2 million related to the Special Dividend, the payment of loan costs associated with the new borrowings of $83.7 million, repayments of $487.6 million of principal indebtedness under the New Senior Secured Credit Facilities, and the repurchase and redemption of the remaining $89.5 million aggregate principal amount of our 8.75% Notes. Our net cash used in financing activities in the nine months ended September 30, 2009 was primarily the result of our prepayment in full of the remaining $582.6 million of debt under the Prior Senior Secured Credit Facilities.

New Senior Secured Credit Facilities

On October 30, 2009, in connection with the PGP Acquisition, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”), Credit Suisse, Cayman Islands Branch as administrative agent, Bank of America Securities LLC as syndication agent and JPMorgan Chase Bank, N.A. as documentation agent, pursuant to which the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,200.0 million comprised of (i) $2,950.0 million in aggregate term loan facilities and (ii) a $250.0 million revolving credit facility available to all Borrowers. The term loan facilities were comprised of (i) a $1,000.0 million Term A facility that matures on October 31, 2014 (“Term A Loan”) and (ii) a $1,600.0 million Term B facility consisting of a $500.0 million Term B-1 Loan and a $1,100.0 million Term B-2 Loan (together, the “Initial Term B Loans”) and a $350.0 million delayed-draw term loan facility that mature on April 30, 2015. On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans (the “Additional Term Loans”) which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350.0 million in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding 8.75% Notes. On December 16, 2009, the delayed-draw term loan facility was terminated. The revolving credit facility provides for a $20.0 million sublimit for swing line loans and a $50.0 million sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis.

On August 20, 2010, Holdings III and the Borrowers entered into an amendment (“Amendment No. 2”) to the Credit Agreement pursuant to which the Lenders provided new term loans in an aggregate principal amount of $1,500.0 million which, together with the proceeds from the issuance of $750.0 million aggregate principal amount of the 7.75% Notes (defined below), were used to fund the Special Dividend and to pay related fees and expenses. The new term loan facilities are comprised of (i) a $480.0 million Term A-1 Loan maturing on August 20, 2014 and bearing interest at LIBOR plus 4.25%, with no LIBOR floor, (ii) a $770.0 million Term B-3 Loan maturing on February 20, 2016 and bearing interest at LIBOR plus 4.25%, with a LIBOR floor of 2.25%, and (iii) a $250.0 million Term B-4 Loan maturing on February 20, 2016 and bearing interest at LIBOR plus 4.25%, with a LIBOR floor of 2.25%. The applicable interest rates on the existing Term A Loan, Initial Term B Loans and the Additional Term Loans were each increased by 0.50%. The existing Term A Loan now bears interest at LIBOR plus 3.75%, with a LIBOR floor of 2.25%, the Initial Term B Loans and the Additional Term Loans now bear interest at LIBOR plus 4.00%, with a LIBOR floor of 2.25%. The applicable interest rate on loans under the revolving credit facility was increased by 0.25%. Loans under the revolving credit facility now bear interest at LIBOR plus 3.75%, with a LIBOR floor of 2.25%.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As of September 30, 2010 there were letters of credit totaling $1.5 million outstanding. As a result, we had $248.5 million available under the revolving credit facility as of September 30, 2010.

The carrying amounts reported in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 for the debt outstanding under our New Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

Prior Senior Secured Credit Facilities

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCL, entered into the $1,790.0 million prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”) with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. The Prior Senior Secured Credit Facilities consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million were available for letters of credit and swing line loans, respectively, to WCC and WCCL. All of the remaining outstanding debt under the Prior Senior Secured Credit Facilities was repaid with a portion of the proceeds of the LEO Transaction in September 2009.

7.75% Notes

On August 20, 2010, the Company and certain of the Company’s subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750.0 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by the Company and its subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes will be payable on March 15 and September 15 of each year, beginning on March 15, 2011.

On September 29, 2010, the Issuers issued an additional $500.0 million aggregate principal amount of 7.75% Notes at a premium of $10.0 million (the “Additional 7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by us to fund the $400.0 million upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by us and our subsidiaries that guarantee obligations under our New Senior Secured Credit Facilities, subject to certain exceptions. The $10.0 million premium received was added to the face value of the 7.75% Notes and will be amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

The Indenture contains restrictive covenants that limit, among other things, the ability of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.

As of September 30, 2010, the fair value of our outstanding 7.75% Notes was $1,281.3 million.

8.75% Notes (Redeemed in full in February 2010)

On January 18, 2005, WCC, a wholly-owned U.S. subsidiary, issued $600.0 million aggregate principal amount of 8.75% Notes. The 8.75% Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à.r.l., Warner Chilcott Intermediate (Luxembourg) S.à.r.l., WC Pharmaceuticals I Limited, the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL. Interest payments on the 8.75% Notes were due semi-annually in arrears on each February 1 and August 1.

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its then remaining $380.0 million aggregate principal amount of outstanding 8.75% Notes. In connection with the Offer to Purchase, WCC purchased $290.5 million aggregate principal amount of the 8.75% Notes in December of 2009 for a total price of $304,341 (104.75% of the principal amount), plus accrued interest. Following the Company’s acceptance for purchase of $290.5 million aggregate principal amount of the 8.75% Notes on December 30, 2009, $89.5 million aggregate principal amount of the 8.75% Notes remained outstanding. In January of 2010, pursuant to the Offer to Purchase, WCC received and accepted for purchase approximately $2.0 million aggregate principal amount of additional 8.75% Notes. Finally, on February 1, 2010, WCC redeemed all of the remaining outstanding 8.75% Notes in accordance with the indenture for the 8.75% Notes. The redemption price for the redeemed 8.75% Notes was $1,043.75 per $1,000.00 principal amount, plus accrued and unpaid interest. The interest premium recognized in the condensed consolidated statement of operations as a result of the tender offer was $3.9 million in the nine months ended September 30, 2010.

Components of Indebtedness

As of September 30, 2010, our outstanding funded debt included the following:

	Current Portion as of September 30, 2010	Long-Term Portion as of September 30, 2010	Total Outstanding as of September 30, 2010
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	248.7	3,713.7	3,962.4
7.75% Notes (including $10.0 million premium)	1.3	1,258.7	1,260.0

Total	$250.0	$4,972.4	$5,222.4

As of September 30, 2010, mandatory principal repayments of long-term debt in the remainder of 2010 and each of the five years ending December 31, 2011 through 2015 were as follows:

Year Ending December 31,	Aggregate Maturities
2010	$43.4
2011	273.7
2012	279.7
2013	297.7
2014	619.7
2015	1,481.9
Thereafter	2,216.3

Total long-term debt to be settled in cash	$5,212.4
7.75% Notes unamortized premium	10.0

Total long-term debt	$5,222.4

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flow from operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under the New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. To the extent we make optional prepayments of long-term debt, we may recognize non-cash expenses relating to the write-off of applicable deferred loan costs which will be a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities and with respect to the 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

Acquisitions

As a part of our business strategy, from time to time we consider acquisitions, in-licensing and partnership opportunities involving complementary products. We cannot guarantee that any such transactions will be consummated.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at September 30, 2010.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $3,962.4 million as of September 30, 2010, a 1.0% change in interest rates would impact net interest expense by approximately $9.9 million per quarter. In addition, most of our indebtedness outstanding under our New Senior Secured Credit Facilities is subject to a LIBOR floor of 2.25%. Currently, the LIBOR rates are below the floor of 2.25% and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the floor of 2.25%.

Foreign Currency Risk

As a result of the PGP Acquisition, a significant portion of our earnings and assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro, Canadian dollar and British pound). Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate changes.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of September 30, 2010, we have not entered into any derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarter and nine months ended September 30, 2010 and 2009.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer at a reasonable level, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of September 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes in internal controls over financial reporting

During the quarter ended September 30, 2010 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings of a nature considered normal to our business, including product liability litigation, employment litigation, such as unfair dismissal and Federal and State fair labor and minimum wage law suits, and other litigation and contingencies. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. We maintain insurance with respect to potential litigation in the normal course of our business based on our consultation with our insurance consultants and outside legal counsel, and in light of current market conditions, including cost and availability. In addition, we self-insure for certain liabilities not covered under our litigation insurance based on estimates of potential claims developed in consultation with our insurance consultants and outside legal counsel.

See “Note 14” to our Notes to the condensed consolidated financial statements for the quarter ended September 30, 2010 included in this report on Form 10-Q for a description of our significant legal proceedings.

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

In October 2010, we were informed by the designated representative of the DLJMB Funds, one of our sponsor shareholder groups, that such funds had divested (either by sale or via a distribution to their investors) all of such funds’ shareholdings in the Company. Our Management Shareholders Agreement, which includes restrictions on the transfer of shares of the Company by certain senior members of the Company’s management party to such agreement, permits such officers to sell shares so long as their relative ownership percentage is not less than that of our collective sponsor shareholders. Accordingly, such members of management that were previously restricted from selling their shares in the Company may now sell a portion of their shares.

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

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: November 8, 2010	By:	/s/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: November 8, 2010	By:	/s/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer