Form 10-K
period 2010-12-31
Warner Chilcott plc
filed 2011-02-25
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-53772

WARNER CHILCOTT PUBLIC LIMITED COMPANY

(Exact name of Registrant as specified in its charter)

Ireland	98-0626948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. — Employer Identification No.)

1 Grand Canal Square, Docklands

Dublin 2, Ireland

(Address of principal executive offices)

Registrant’s telephone number, including area code: +353.1.897.2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of ordinary shares held by non-affiliates as of June 30, 2010 was approximately $3,279.8 million, using the closing price per share of $22.85, as reported on The NASDAQ Global Market as of such date. Ordinary shares held by our executive officers and directors and our controlling shareholders as of June 30, 2010 have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 11, 2011, the number of the registrant’s ordinary shares, par value $0.01 per share, outstanding was 252,633,639.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 17, 2011.

WARNER CHILCOTT PLC

i

PART I.

Item 1. Business.

Business Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments of the North American and Western European pharmaceuticals markets. We are a fully integrated company with internal resources dedicated to the development, manufacture and promotion of our products. Our franchises are comprised of complementary portfolios of established branded and development-stage products that we actively manage throughout their life cycles. Multiple products make up our existing sales base and several of these provide opportunities for future growth.

Our women’s healthcare franchise is anchored by our strong presence in the osteoporosis, hormonal contraceptive and hormone therapy (“HT”) markets. ACTONEL (risedronate sodium tablets), which we acquired from The Procter & Gamble Company (“P&G”) in October of 2009 in connection with our acquisition (the “PGP Acquisition”) of P&G’s global branded pharmaceuticals business (“PGP”), is the leading branded product in the U.S. non-injectable osteoporosis market for the prevention and treatment of osteoporosis in women, according to IMS Health, Inc. (“IMS”). In addition, in October of 2010, the U.S. Food and Drug Administration (“FDA”) approved ATELVIA (risedronate sodium delayed-release tablets), our next generation product for the treatment of postmenopausal osteoporosis in the United States. We commenced our promotional efforts with respect to ATELVIA in January 2011. Our hormonal contraceptive product offerings include LOESTRIN 24 FE (norethindrone acetate and ethinyl estradiol tablets, USP and ferrous fumarate tablets), the leading branded oral contraceptive in the United States based on IMS data, and LO LOESTRIN FE (norethindrone acetate and ethinyl estradiol tablets, ethinyl estradiol tablets and ferrous fumarate tablets), our new oral contraceptive product which was approved in the U.S. by the FDA in October 2010. We commenced our promotional efforts with respect to LO LOESTRIN FE in January 2011. We also have a significant presence in the HT market, where we offer ESTRACE Cream (estradiol vaginal cream, USP, 0.01%) and other HT products.

Our gastroenterology franchise is built upon our ASACOL (mesalamine) product line, which we acquired in the PGP Acquisition. ASACOL is the leading treatment for ulcerative colitis in the U.S. market for orally administered 5-aminosalicylic acid products, with approximately 44% of the market based on filled prescriptions according to IMS. In dermatology, our product DORYX (doxycycline hyclate delayed-release tablets, USP) is one of the leading branded tetracycline-class oral antibiotics in the United States indicated for adjunctive treatment of severe acne. Our urology franchise is currently centered on ENABLEX (darifenacin extended-release tablets), a product for the treatment of overactive bladder. As a result of the PGP Acquisition, we became partners with Novartis Pharmaceuticals Corporation (“Novartis”) under an agreement to co-promote Novartis’ product ENABLEX in the United States. In October 2010 we acquired the U.S. rights to ENABLEX from Novartis and terminated our co-promotion agreement (the “ENABLEX Acquisition”). As a result, we have assumed full control of the sales and marketing of ENABLEX in the United States, where we continue to build our marketing capabilities in the urology market as development work continues on our potential new erectile dysfunction (“ED”) products.

2010 was another productive year for the company. In addition to the FDA’s approval of ATELVIA and two new oral contraceptives, the ENABLEX Acquisition and the successful completion of the integration of PGP, in April 2010 we entered into an amendment to our global collaboration agreement with Sanofi-Aventis U.S. LLC (“Sanofi”) pursuant to which we market our ACTONEL products (the “Collaboration Agreement”). Under the terms of the amendment, we took full operational control over the promotion, marketing and research and development (“R&D”) decisions for ACTONEL products and ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Finally, on September 8, 2010, we paid a special cash dividend of $8.50 per share (the “Special Dividend”), delivering value to our shareholders aggregating approximately $2,144.3 million, which we funded through the issuance of additional term debt and senior notes totaling $2,250.0 million.

For financial information regarding each of our segments, see “Note 17” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report on Form 10-K.

Strategy

Our primary strategy is to continue to develop our specialty pharmaceutical products business by focusing on therapeutic areas dominated by specialist and other high-prescribing physicians. We remain committed to driving long-term revenue and profit growth by continuing to improve upon our portfolio of products and marketing those products through our precision marketing techniques. Furthermore, we intend to supplement this growth and broaden our market position in our existing franchises through ongoing product development and selected product in-licensing, acquisition and partnership opportunities.

Focus on selected therapeutic markets. We primarily concentrate our efforts on branded products that are prescribed by high-prescribing physicians, as well as developing products that complement those products and therapeutic segments. We are currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments in the markets we serve.

Drive long-term growth. We believe we are well positioned in our target markets, where we have structured our sales force and infrastructure to better promote our products. We seek to increase our market share by identifying the high-prescribing physicians in our therapeutic categories and then targeting the activities of our sales representatives to reach those specific physicians. We believe this strategy results in an efficient and effective return on our marketing efforts.

Execute focused, efficient R&D effort. We have a number of new products in our R&D pipeline, including products based upon new chemical entities and improved versions of our existing products. Our product development efforts are focused primarily on developing new products that target therapeutic areas with established regulatory guidance and making improvements to our existing products, including developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, our approach to R&D has historically involved less development and regulatory risk and shorter timelines from concept to market. Substantial time and attention is devoted to making improvements to our existing products and developing new and enhanced dosage forms. Our R&D efforts benefit from an experienced team of scientists, clinicians and regulatory professionals with proven product development expertise. Since March 2003, our internal development efforts have yielded a number of approvals from the FDA, including those for the following products in 2010: ATELVIA, LO LOESTRIN FE and WC3026, an oral contraceptive which we have licensed to Watson Pharmaceuticals, Inc. (together with its subsidiaries, “Watson”).

Selectively acquire products that enhance our existing product portfolio. To supplement our organic growth, we continually evaluate opportunities to expand our pharmaceutical product portfolio through selected product in-licensing, acquisition and partnership opportunities. Past examples include transactions with P&G, Novartis, LEO Pharma A/S (“LEO”), Paratek Pharmaceuticals, Inc. (“Paratek”), Dong-A PharmTech Co. Ltd. (“Dong-A”), Apricus Biosciences, Inc. (formerly NexMed, Inc.) (“Apricus”) and TaiGen Biotechnology Co. Ltd. (“TaiGen”). We focus on acquisitions and partnerships in therapeutic categories that we believe will complement our strategic focus. For example, the PGP Acquisition broadened our product breadth in women’s healthcare and expanded our reach into gastroenterology and urology. Gastroenterology and urology are specialty segments that we believe are well suited to our marketing strategies as they are characterized by a small concentrated base of physicians. The expansion into the urology market also complements our existing product development efforts in the ED category. We have acquired a number of products through license, co-promotion arrangements or purchase, including the following:

•	ASACOL

•	ACTONEL

•	ENABLEX

•	ESTRACE Cream

•	FEMHRT

•	LOESTRIN

Our Principal Products

We market and sell the following principal products:

Our Principal Products

	Product (Active Ingredient)	Indication	U.S. Patent Expiry(1)	Year Ended December 31, 2010 Revenue ($mm)
Women’s Healthcare	Osteoporosis ACTONEL (Risedronate sodium)	Prevention and treatment of postmenopausal osteoporosis	June 2014(2) and November 2023(3)	$1,027.2

	ATELVIA(4) (Risedronate sodium)	Treatment of postmenopausal osteoporosis	June 2014(2) and January 2028	Promotional launch January 2011

	Oral Contraceptives LOESTRIN 24 FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	July 2014(5)	$342.3

	LO LOESTRIN FE(6) (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	February 2029	Promotional launch January 2011

	Hormone Therapy ESTRACE Cream (17-beta estradiol)	Vaginal cream for treatment of vaginal and vulvar atrophy	Patent expired March 2001	$136.4

Gastroenterology	Ulcerative Colitis ASACOL 400 mg (Mesalamine)	Treatment of mild to moderate ulcerative colitis and maintenance of remission	July 2013(7)	$714.7(8)

	ASACOL HD (800 mg) (Mesalamine)	Treatment of moderately active ulcerative colitis	November 2021(9)

Dermatology	Acne DORYX (Doxycycline hyclate)	Oral adjunctive therapy for severe acne	December 2022(10)	$172.6

Urology	Overactive bladder ENABLEX (Darifenacin)	Treatment of overactive bladder	March 2015 and August 2016(11)	$107.4(12)

(1)	See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected,” Item 1. “Business—Competition” and “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. In addition, our products may lose exclusivity in other countries at earlier dates. For example, ASACOL has no exclusivity in the United Kingdom, and ACTONEL lost exclusivity in Canada in early 2010 and in Western European markets in late 2010.

(2)

New chemical entity (“NCE”) patent (including a 6-month pediatric extension of regulatory exclusivity) covering all ACTONEL products and ATELVIA. In July 2004, PGP received a Paragraph IV certification notice letter from a subsidiary of Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”) regarding this NCE patent and indicating that Teva had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004. In that case, Teva admitted patent infringement but alleged that the NCE patent was invalid and, in February 2008, the

U.S. District Court for the District of Delaware decided in favor of PGP, upholding the NCE patent as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(3)	Two method patents with respect to the once-a-month ACTONEL product (the “‘938 ACTONEL Method Patent” and the “‘634 ACTONEL Method Patent, and together, the “ACTONEL Method Patents”) (including, in each case, a 6-month pediatric extension of regulatory exclusivity). These patents do not protect the once-a-week ACTONEL product or ATELVIA. In 2008 and 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”) regarding the ‘938 ACTONEL Method Patent (not the NCE patent) covering the once-a-month ACTONEL product and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product. In February 2010, we and Roche received a Paragraph IV certification notice letter from Mylan Pharmaceuticals Inc. (“Mylan”) regarding the ‘938 ACTONEL Method Patent indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the once-a-month ACTONEL product. PGP and Roche, which licensed the ACTONEL Method Patents to PGP, filed a patent infringement suit against Teva (which delivered the first Paragraph IV certification notice letter) in September 2008, against Sun in January 2009 and against Apotex in March 2009. We and Roche filed a patent infringement suit against Mylan in April 2010. The lawsuits resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of our or PGP’s receipt of notice, as applicable, subject to the prior resolution of the matters before the court. The stay of approval of Teva’s ANDA has expired. Additionally, once-a-month ACTONEL has FDA exclusivity through April 2011, and the underlying ACTONEL NCE patent, which covers all of our ACTONEL products and ATELVIA, expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). The suits against Teva, Apotex, Sun and Mylan have been consolidated for pretrial purposes. No trial dates have been set in any of these matters. In October, November and December 2010, we and Roche received Paragraph IV certification notice letters from Sun, Apotex and Teva indicating that each such company had amended its existing ANDA covering generic versions of the once-a-month ACTONEL product to include the ‘634 ACTONEL Method Patent. We and Roche filed patent infringement suits against Sun and Apotex in December 2010 and against Teva in January 2011 charging each with infringement of the ‘634 ACTONEL Method Patent. We believe that no additional 30-month stay is available in these matters because the ‘634 ACTONEL Method Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex and Teva filed their respective ANDAs with respect to the ACTONEL once-a-month product. As noted above, the ACTONEL once-a-month product has FDA exclusivity through April 2011, and the underlying NCE patent expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). While we and Roche intend to vigorously defend the ACTONEL Method Patents and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ACTONEL once-a-month product will not be approved and enter the market prior to the expiration of the ACTONEL Method Patents in 2023. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(4)	ATELVIA was approved by the FDA in October 2010, and we commenced promotional efforts in January 2011. Commercial sales of ATELVIA began in December 2010 and totaled $5.3 million for the year ended December 31, 2010.

(5)	In January 2009, we entered into a settlement and license agreement with Watson to resolve patent litigation related to LOESTRIN 24 FE. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earliest of (i) January 22, 2014, (ii) 180 days prior to the date on which we granted rights to a third party to market a generic version of LOESTRIN 24 FE in the U.S. or (iii) the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. We can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the LOESTRIN 24 FE patent in 2014. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	LO LOESTRIN FE was approved by the FDA in October 2010, and we commenced promotional efforts in January 2011.

(7)

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. PGP and Medeva, the patent owner, filed a patent infringement suit against Roxane in October 2007 alleging infringement of the formulation and method patent covering PGP’s ASACOL 400 mg product (the “ASACOL

Patent”), which triggered a 30-month stay of FDA approval with respect to the above mentioned ANDA. The stay expired in March 2010. The trial has been scheduled for July 2011. In addition, Roxane has agreed not to launch a generic version of the ASACOL 400 mg product before September 30, 2011. In June 2010, we and Medeva received a Paragraph IV certification notice letter from Par Pharmaceutical, Inc. (“Par”) regarding the ASACOL Patent indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. We and Medeva filed a patent infringement suit against Par and EMET Pharmaceuticals LLC (“EMET”), the original filer of the ANDA, in August 2010, which resulted in a stay of FDA approval of Par’s ANDA for up to 30 months (December 2012), subject to the prior resolution of the matter before the court. While we and Medeva intend to vigorously defend the ASACOL Patent and pursue our legal rights, we can offer no assurance as to when these lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ASACOL 400 mg product will not be approved and enter the market prior to the expiration of the ASACOL Patent in 2013. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(8)	Represents total ASACOL revenues (400 mg and HD (800 mg)). ASACOL HD was launched in the United States in June 2009. The substantial majority of our ASACOL revenue during the year ended December 31, 2010 was ASACOL 400 mg.

(9)	ASACOL HD (800 mg) was launched in the United States in June 2009 and has protection under a formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product.

(10)	As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd. (“Mayne”) submitted to the FDA for listing in the FDA’s Orange Book the U.S. patent covering DORYX, and potential generic competitors that had filed an ANDA prior to the listing of the DORYX patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In December 2008 and January 2009, we and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mylan, Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of our DORYX 75 mg and 100 mg delayed-release tablets. In December 2008 and January 2009, we and Mayne filed infringement lawsuits against each of the potential generic competitors. In its March 2009 response to a citizen petition we submitted, the FDA indicated that a 30-month stay would not apply to the potential approvals of generic versions of our DORYX 75 mg and 100 mg products for which ANDAs were filed prior to the listing of the DORYX patent.

In March 2009, we and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 150 mg delayed-release tablets. In March and May 2009 we and Mayne filed infringement lawsuits against each of Impax and Mylan. Based on the FDA’s response, we believe that because each of Impax’s and Mylan’s ANDAs with respect to generic versions of our DORYX 150 mg product were submitted after the listing of the DORYX patent in the FDA’s Orange Book, that the FDA will stay approval of these generic versions of our products for up to 30 months, subject to the prior resolution of the matter before the court. In January 2010 we and Mayne received a Paragraph IV certification notice letter from Sandoz indicating that it had amended its ANDA previously submitted to the FDA requesting approval to manufacture and sell generic versions of our DORYX 75 mg and 100 mg products to include a generic version of our DORYX 150 mg product. In January 2010 we and Mayne filed an infringement lawsuit against Sandoz with respect to its amended ANDA. While we can give no assurance, we believe that under current law, the FDA may not approve Sandoz’s amended ANDA with respect to the DORYX 150 mg strength product until 180 days following the date on which the “first filer” of an ANDA with respect to the DORYX 150 mg strength product enters the market, unless the first filer transfers or forfeits its first filer rights, for example by failing to begin marketing its product in a timely manner.

Our lawsuits against Actavis, Mylan, Impax and Sandoz relating to our DORYX 75 mg and 100 mg products, as well as our lawsuits against Impax, Mylan and Sandoz relating to our DORYX 150 mg product, remain pending. In December 2010, the FDA approved Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 75 mg and 100 mg delayed-release tablets, and we believe that generic versions of these products were launched “at-risk” in January 2011. If the FDA approves the first ANDA filed with respect to a generic version of our DORYX 150 mg product (which represents over 95% of our DORYX franchise based on total prescriptions according to IMS) following the expiration of the applicable 30-month stay in September 2011, and the holder of such ANDA elects to launch “at-risk,” a generic equivalent of our DORYX 150 mg product could also enter the market prior to the expiration of the DORYX patent. While we and Mayne intend to vigorously defend the DORYX patent and pursue our legal rights, including our right to any monetary damages, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that additional generic equivalents of our DORYX 75 mg or 100 mg products, or any generic equivalent of our DORYX 150 mg product, will not be approved and enter the market prior to the expiration of the DORYX patent in 2022. For example, under a December 2010 settlement agreement with Heritage Pharmaceuticals Inc. (“Heritage”) with respect to our patent litigation, Heritage is permitted to market and sell a generic equivalent version of our DORYX 75 mg, 100 mg or 150 mg product on or after December 15, 2016, subject to certain exceptions and conditions. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(11)	The NCE patent protecting ENABLEX expires in March 2015 and the formulation patent protecting ENABLEX expires in August 2016. Under the settlement agreements entered into in the third quarter of 2010 to resolve outstanding patent litigation, each of Teva, Anchen Pharmaceuticals, Inc. (“Anchen”) and Watson agreed not to launch a generic version of ENABLEX until the earlier of March 15, 2016 (or June 15, 2016, if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic ENABLEX product or (ii) in the event a third party launches a generic ENABLEX product “at risk” and injunctive relief is not sought or granted.

(12)	In October 2010, we acquired the U.S. rights to ENABLEX from Novartis. Prior to the ENABLEX Acquisition, we marketed this product pursuant to a co-promotion agreement with Novartis. Under the co-promotion agreement, we shared development and promotional expenses and received a contractual percentage of Novartis’ sales of ENABLEX, which we recorded, on a net basis, in other revenue. Concurrent with the closing of the ENABLEX Acquisition on October 18, 2010, we and Novartis terminated the co-promotion agreement, and we began to record product sales and expenses on a gross basis.

Revenues by Product Class/Percentage of Total Revenue

The following product classes accounted for a significant percentage of consolidated total revenue:

(dollars in millions)	Year Ended December 31, 2010			Year Ended December 31, 2009(3)			Year Ended December 31, 2008
Osteoporosis	$1,032.5		35%	$222.0		15%	$—	—%
Oral Contraceptives	405.7		14%	320.7		22%	276.7	29%
Hormone Therapy	214.1		7%	203.1		14%	171.2	18%
Gastroenterology	714.7		24%	114.9		8%	—	—%
Dermatology	321.3	(1)	11%	479.9	(1)	33%	435.5	46%
Urology	107.4	(2)	4%	14.9		1%	—	—%

(1)	Includes revenues we recorded from net sales of DOVONEX and TACLONEX following the closing of the LEO Transaction (as defined below) in September 2009 under our distribution agreement with LEO. On June 30, 2010, LEO assumed responsibility for its own distribution services (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2009 Strategic Transactions – LEO Transaction”).

(2)	Until October 18, 2010, ENABLEX revenue was recorded based on the contractual percentage we received of Novartis’ net sales pursuant to our co-promotion agreement with Novartis. On October 18, 2010, we acquired the U.S. rights to ENABLEX from Novartis and terminated the co-promotion agreement. As a result, we began to record all of our sales of ENABLEX in product net sales on a gross basis.

(3)	Includes revenues from PGP products from October 30, 2009 through December 31, 2009.

For a discussion of product revenues and other results of our operations, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of our revenues and property, plant and equipment by country of origin, see “Note 17” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

History and Development of the Company

Our company was formed principally through a series of acquisitions and divestitures. We began commercial operations on January 5, 2005 when we acquired Warner Chilcott PLC (our “Predecessor”). Our Predecessor was incorporated in 1968 as a sales and marketing organization focused on branded pharmaceutical products in Northern Ireland. Our Predecessor expanded into the U.S. pharmaceuticals market through the acquisition in September 2000 of a U.S. pharmaceutical business from Bristol-Myers Squibb Company (“Bristol-Myers”) that marketed a portfolio of products including OVCON and ESTRACE Cream. This transaction was followed by the subsequent acquisition of ESTRACE Tablets from Bristol-Myers in 2001. Between 2001 and 2004, our Predecessor disposed of its pharmaceutical services businesses and its U.K. pharmaceutical products businesses and focused its strategy on strengthening its pharmaceutical products business in the United States, specifically in the areas of women’s healthcare and dermatology, through transactions such as its acquisition of the U.S. sales and marketing rights for SARAFEM from Eli Lilly and Company (“Eli Lilly”) in 2003 and its acquisition of LOESTRIN, ESTROSTEP FE and FEMHRT from Pfizer Inc. (“Pfizer”) in 2003.

In November 2004, affiliates of Bain Capital Partners, DLJ Merchant Banking (the “DLJMB Funds”), J.P. Morgan Partners (currently advised by CCMP Capital) and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”) reached an agreement to acquire our Predecessor. The acquisition became effective on January 5, 2005, and thereafter, following a series of transactions, we acquired 100% of the share capital of the Predecessor. We refer to this transaction as our “leveraged buyout.” To complete our leveraged buyout, the Sponsors, certain of their limited partners and certain members of our management indirectly funded equity contributions to us and certain of our subsidiaries, the proceeds of which were used to purchase 100% of the Predecessor’s share capital. On January 18, 2005, certain of our subsidiaries borrowed an aggregate of $2,020.0 million, consisting of an initial drawdown of $1,420.0 million under our then existing $1,790.0 million senior secured credit facilities and the issuance of $600.0 million aggregate principal amount of 8.75% senior subordinated notes due 2015 (the “8.75% Notes”) by one of our U.S. subsidiaries, Warner Chilcott Corporation. The proceeds from the acquisition financings, together with cash on hand at our Predecessor, were used to pay the selling shareholders $3,014.4 million, to retire all of our Predecessor’s outstanding share options for $70.4 million, to retire all of our Predecessor’s previously outstanding funded indebtedness totaling $195.0 million and to pay related fees and expenses.

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

On September 23, 2009, we entered into a definitive asset purchase agreement with LEO pursuant to which LEO paid us $1,000.0 million in cash in order to terminate our exclusive product licensing rights in the United States to distribute LEO’s TACLONEX, TACLONEX SCALP and DOVONEX products (including rights to all dermatology products in LEO’s development pipeline), which we acquired in 2005 and 2006 (the “LEO Transaction”). LEO also acquired certain assets related to our distribution of the products in the United States in the LEO Transaction. We used approximately $481.8 million of the proceeds from the LEO Transaction to repay the entire remaining principal balance of the loans outstanding under our then existing senior secured credit facilities.

On October 30, 2009, we acquired PGP with proceeds from our current senior secured credit facilities (the “Senior Secured Credit Facilities”) and cash on hand for approximately $2,919.3 million in cash and the assumption of certain liabilities. Under the terms of the purchase agreement, we acquired PGP’s portfolio of branded pharmaceutical products (including its two primary products ASACOL and ACTONEL), PGP’s prescription drug pipeline and its manufacturing facilities in Puerto Rico and Germany. In order to finance the majority of the consideration for the PGP Acquisition, certain of our subsidiaries entered into the Senior Secured Credit Facilities, comprised of $2,950.0 million in aggregate term loan facilities and a $250.0 million revolving credit facility. The term loan facilities were initially comprised of a term A facility in the amount of $1,000.0 million, a term B facility in the amount of $1,600.0 million and a delayed-draw term loan facility in the amount of $350.0 million. On the closing date, our subsidiaries borrowed a total of $2,600.0 million under the term loan facilities.

On November 23, 2009, certain of our shareholders sold 23,000,000 ordinary shares in a registered public offering pursuant to an effective shelf registration statement (the “Secondary Offering”) at a price to the public of $22.25 per share for an aggregate offering price of $511.8 million. The selling shareholders included the Sponsors, certain other institutional shareholders and members of our senior management team. We did not receive any proceeds from the sale of the shares but did pay the expenses of the Secondary Offering. Following the Secondary Offering, the Sponsors collectively owned approximately 54.3% of our ordinary shares.

On December 16, 2009, certain of our subsidiaries entered into an amendment to the Senior Secured Credit Facilities, pursuant to which a new tranche of term loans was borrowed by one of our U.S. subsidiaries, Warner Chilcott Corporation, and the delayed-draw term loan facility was terminated. On December 30, 2009, Warner Chilcott Corporation borrowed $350.0 million under the new tranche of term loans in order to finance, together with cash on hand, the repurchase and redemption of its issued and outstanding $380.0 million aggregate principal amount of 8.75% Notes. On January 15, 2010, we announced that Warner Chilcott Corporation had received and accepted for purchase approximately $292.5 million aggregate principal amount of the 8.75% Notes pursuant to its tender offer (all but $2.0 million of which were purchased on December 30, 2009). The remaining $87.5 million aggregate principal amount of the 8.75% Notes were redeemed by Warner Chilcott Corporation on February 1, 2010.

2010 Developments

In April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL products and ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration payments between the parties, payments from us based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Collaboration Agreement.

On September 8, 2010, we paid the Special Dividend of $8.50 per share, or $2,144.3 million in the aggregate, to shareholders of record on August 30, 2010. In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500.0 million aggregate principal amount of new term loan indebtedness in connection with an amendment to our Senior Secured Credit Facilities (“Amendment No. 2”) and issued $750.0 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”).

On October 18, 2010, we acquired the U.S. rights to Novartis’ ENABLEX product for an upfront payment of $400.0 million in cash at closing, plus future milestone payments of up to $20.0 million in the aggregate based on 2011 and 2012 net sales of ENABLEX. Concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX in the U.S. market. We issued an additional $500.0 million aggregate principal amount of 7.75% senior notes due 2018 (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”) on September 29, 2010 in order to fund the ENABLEX Acquisition and for general corporate purposes.

In October 2010, we were informed by the designated representative of the DLJMB Funds that such funds had divested (either by sale or via a distribution to their investors) all of such funds’ holdings of our shares. Following such sale, the remaining Sponsors collectively owned approximately 40% of our ordinary shares.

Alliance with Sanofi

We and Sanofi are parties to the Collaboration Agreement pursuant to which the parties co-develop and market ACTONEL on a global basis, excluding Japan. Sanofi has rights to ACTONEL under the Collaboration Agreement from us. ATELVIA, our next generation risedronate sodium delayed-release product approved by the FDA in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement.

Under the Collaboration Agreement, there are six principal territories, each with different promotion and marketing obligations:

•

United States and Puerto Rico. Since April 2010, we have marketed the product independently in the United States and Puerto Rico under the brand name ACTONEL. In addition, since we commenced our promotional efforts in January 2011, ATELVIA has been marketed independently by us in this territory. We are responsible for all promotion and marketing costs in the United States and Puerto Rico, and Sanofi receives collaboration payments from us based on an agreed upon percentage of U.S. and Puerto Rico net sales. We remain the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in this territory. Prior to April 2010, the United States and Puerto Rico were part of the “Co-Promotion Territory” described below, and we and Sanofi jointly promoted the product in this territory and shared promotion and marketing costs.

•

Co-Promotion Territory. In the co-promotion territory, the product is jointly promoted through the alliance arrangements of the Collaboration Agreement under the brand name ACTONEL. This territory is comprised of Canada and France. Prior to April 2010, the co-promotion territory also included the United States and Puerto Rico. We and Sanofi share promotion and marketing costs as well as product profits in the co-promotion territory based on contractual percentages. We are deemed to be the principal in transactions with customers and invoice all sales in the co-promotion territory.

•

Secondary Co-Promotion Territory. In the secondary co-promotion territory, the product is jointly promoted through the alliance arrangements of the Collaboration Agreement under the brand name ACTONEL. This territory includes Ireland, Sweden, Finland, Greece, Switzerland, Austria, Portugal and Australia. We and Sanofi share promotion and marketing costs as well as product profits in the secondary co-promotion territory based on contractual percentages. Sanofi is deemed to be the principal in transactions with customers and invoices all sales in the secondary co-promotion territory.

•

Co-Marketing Territory. In the co-marketing territory, each company markets the product independently under its own brand name. Italy is the only country in the co-marketing territory. In Italy, the product is sold under the brand name ACTONEL by us and under the brand name Optinate® by Sanofi. In the co-marketing territory, we and Sanofi share net product profits, as defined, for each company’s separately branded product based on contractual percentages. Each company is deemed to be the principal in transactions with customers and invoices all sales with respect to its separately branded product. Each company also markets the product independently under its own brand name in Spain, although Spain is not included in the co-marketing territory; the product is marketed in Spain under the brand name ACREL® by us and under the brand name ACTONEL by Sanofi.

•

Warner Chilcott Only Territory. In the Warner Chilcott only territory, the product is marketed independently by us. This territory includes Germany, Belgium, Luxembourg, the Netherlands and the United Kingdom. We and Sanofi share promotion and marketing costs as well as product profits based on contractual percentages in the Warner Chilcott only territory (except that Sanofi’s responsibility for sharing costs in this territory is capped at certain annual dollar amounts). We are deemed to be the principal in transactions with customers and invoice all sales in the Warner Chilcott only territory.

•

Sanofi Only Territory. In all other countries where the product is marketed, the product is marketed by Sanofi independently under the brand name ACTONEL or another agreed trademark. In this territory, Sanofi is responsible for all promotion and marketing costs, and pays us a percentage of Sanofi’s net sales in the territory. Sanofi is deemed to be the principal in transactions with customers and invoices all sales in the Sanofi only territory.

Under the Collaboration Agreement, a joint oversight committee comprised of equal representation from us and Sanofi is responsible for overseeing the development and promotion of ACTONEL. Under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where we have full control over all product development decisions. Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by us following the April 2010 amendment. In addition, under the Collaboration Agreement, the parties are generally equally responsible for all product liability costs, except for any such costs relating to product liability claims brought in the United States or Puerto Rico after April 2010, which are generally our sole responsibility.

In geographic markets where we are deemed to be the principal in transactions with customers and invoice sales (i.e., the United States and Puerto Rico, the co-promotion territory, the Warner Chilcott only territory and, solely with respect to the ACTONEL branded product, the co-marketing territory), we recognize all revenues from sales of the product along with the related product costs. In these markets, all selling, advertising and promotion expenses incurred by us and all contractual payments to Sanofi are recognized in selling, general and administrative expenses. Our share of selling, advertising and promotion expenses in geographic markets where Sanofi is deemed to be the principal in transactions with customers and invoices sales (i.e., the secondary co-promotion territory, the Sanofi only territory and, solely with respect to the Optinate® branded product, the co-marketing territory) is recognized in selling, general and administrative expenses and we recognize our share of income attributable to the contractual payments made by Sanofi to us in these territories as a component of “other revenue”. For the fiscal year ended December 31, 2010, we recognized net sales and other revenue related to ACTONEL and ATELVIA of $1,032.5 million, and co-promotion expenses under the Collaboration Agreement of $301.8 million were recognized in selling, general and administrative expense.

The Collaboration Agreement, which was originally entered into in 1997, was amended and restated in 2004 and has subsequently been amended further, including in April 2010, when we assumed full operational control over the promotion, marketing and development for ACTONEL in the United States and Puerto Rico and these territories ceased to be part of the co-promotion territory as described above. In connection with the Collaboration Agreement, we are also party to two related supply agreements with affiliates of Sanofi: (i) a finished product supply agreement in which we provide finished ACTONEL product to Sanofi for sale by Sanofi under the Collaboration Agreement and (ii) a tablet supply agreement pursuant to which a portion of our ACTONEL product requirements are manufactured and supplied by Sanofi. We have exercised our right to terminate the tablet supply agreement, effective May 2012. We are currently engaged in discussions with Sanofi as to the impact of the termination of such agreement on the Collaboration Agreement, including whether the Collaboration Agreement now terminates in mid-2012 or on the previously disclosed expiration date of January 1, 2015. To the extent we are unable to reach an agreement with Sanofi in these discussions, the parties may seek resolution pursuant to the arbitration provisions of the Collaboration Agreement.

Other Business Arrangements

From time to time we may also enter into other business arrangements, including the following recent out-licensing agreements:

•

In January 2009 we entered into a license and supply agreement with Watson pursuant to which we granted Watson an exclusive license to market and sell WC3026, a low dose oral contraceptive. Under the agreement, we also agreed to exclusively supply Watson with the product on a cost plus margin basis in return for royalties based on product net sales; and

•

In January 2010, we entered into an agreement with Blue Ash Therapeutics, LLC (“BAT”), pursuant to which BAT acquired an exclusive worldwide license to the rights to AZIMILIDE, a product for the treatment of ventricular arrhythmias. Under the terms of the license agreement, BAT assumed responsibility for the completion of product development and approval and agreed to pay us a royalty based on annual net sales, if any.

Research and Development

We focus our R&D efforts primarily on developing new products that target therapeutic areas with established regulatory guidance and making improvements to our existing products, including developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, this approach to R&D has historically involved less development and regulatory risk and shorter timelines from concept to market. Our R&D team has significant experience and proven capabilities in pharmaceutical development and clinical development. As of December 31, 2010, our R&D team consisted of over 200 professionals and has successfully developed and obtained regulatory approvals for a number of products including the following during the year ended December 31, 2010:

•	ATELVIA, which was approved by the FDA on October 8, 2010 for the treatment of postmenopausal osteoporosis in the United States;

•	LO LOESTRIN FE, which was approved by the FDA on October 21, 2010 for the prevention of pregnancy in the United States; and

•	WC3026, which was approved by the FDA on December 22, 2010 for the prevention of pregnancy in the United States and licensed to Watson.

Our R&D team is currently developing new products, including products based upon new chemical entities and improved versions of our existing products such as next generation ATELVIA (for the treatment of postmenopausal osteoporosis) and ASACOL products (for the treatment of ulcerative colitis). See “—Product Pipeline.”

In addition, we from time to time augment our R&D product pipeline by entering into product development and other collaborative arrangements with third parties for the development and commercialization of product candidates, such as our in-licensing arrangements described below:

•

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an up-front fee of $4.0 million which was included in R&D expense in the year ended December 31, 2007 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In the year ended December 31, 2010, we made a $1.0 million milestone payment to Paratek upon the achievement of a developmental milestone. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $23.5 million. In addition, we agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

•

In November 2007, we entered into an agreement with Apricus (formerly NexMed, Inc.) under which we acquired an exclusive license of the U.S. rights to Apricus’ topically applied alprostadil cream for the treatment of ED. We paid a license fee of $0.5 million which was recognized in R&D expense in the year ended December 31, 2007. On February 3, 2009, we acquired the U.S. rights to Apricus’ product and the previous license agreement between us and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, we paid Apricus an up-front payment of $2.5 million, which was included in R&D expense for the year ended December 31, 2009. We also agreed to make a milestone payment of $2.5 million upon the FDA’s approval of the product’s New Drug Application (“NDA”). We are currently working to prepare our response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

•

In December 2008, we signed an agreement (the “Dong-A Agreement”) with Dong-A, to develop and, if approved, market its orally-administered udenafil product, a PDE-5 inhibitor for the treatment of ED (WC3043), in the United States. We paid $2.0 million in connection with signing the Dong-A Agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, we paid $9.0 million to Dong-A, which was included in R&D expense for the year ended December 31, 2009, upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. We agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product for the United States, and we may make additional payments to Dong-A of up to $13.0 million upon the achievement of contractually-defined milestones in relation to the ED product. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

•

In April 2010, we amended the Dong-A Agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of the amendment, we made an up-front payment to Dong-A of $20.0 million in April 2010. This amount was included in R&D expense for the year ended December 31, 2010. Under the amendment, we may make additional payments to Dong-A in an aggregate amount of up to $25.0 million upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. We also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

•

In August 2010, we and TaiGen amended our existing license agreement in connection with the completion of Phase II clinical trials to provide for the cross-licensing of the parties’ respective patent rights relating to NEMONOXACIN and the transfer to us of TaiGen’s related Investigational New Drug Application, or IND. Under the amended agreement, TaiGen has exclusive development, manufacture and commercialization rights in certain Asian countries, and we have development, manufacture and commercialization rights in all other markets, including the United States, Europe and Japan. As a result of the amendment, we made an up-front payment to TaiGen of $5.0 million in August 2010, which was included in R&D expense for the year ended December 31, 2010. Under the terms of the amended agreement, we may make additional payments to TaiGen in an aggregate amount of up to $25.0 million upon the achievement of contractually-defined milestones, and we also agreed to pay TaiGen a royalty on our net sales of NEMONOXACIN, if any.

Our investment in R&D, funded primarily by one of our Puerto Rican subsidiaries, consists of our internal development costs, fees paid to contract research organizations and license fees and milestone payments paid to third parties. License fees and milestone payments are recognized as R&D expense unless or until they relate to products approved by the FDA, at which time they are capitalized as intangible assets. In the years ended December 31, 2010, 2009 and 2008, we spent $146.5 million, $76.7 million and $50.0 million, respectively, on R&D in the aggregate, which was comprised of $63.3 million, $34.5 million and $22.2 million, respectively, of unallocated overhead expenses, $52.9 million, $24.4 million and $20.0 million, respectively, of expenses allocated to specific projects (including $10.7 million, $8.3 million and $6.4 million, respectively, allocated to pre-clinical stage projects and $42.2 million, $16.1 million and $13.6 million, respectively, allocated to clinical stage projects), $26.4 million, $11.5 million and $2.0 million, respectively, of milestone payments and license fees paid to third parties as described above, and $3.9 million, $6.3 million and $5.8 million, respectively, of regulatory fees. In 2010, approximately $22.2 million of expenses were incurred in connection with the development of WC3043, a product under development for the treatment of ED in the U.S. No amount of R&D expense allocated to any of our other R&D projects in 2010 was material, and no amount of R&D expense allocated to any of our R&D projects in 2009 or 2008 was material. In 2010, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, dermatology, urology and other therapeutic categories were approximately $12.7 million, $6.4 million, $7.7 million, $24.3 million and $1.8 million, respectively. In 2009, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, dermatology, urology and other therapeutic categories were approximately $6.1 million, $0.8 million, $7.9 million, $9.6 million and $0.0 million, respectively, and in 2008, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, dermatology, urology and other therapeutic categories were approximately $10.3 million, $0.0 million, $9.5 million, $0.0 million and $0.2 million, respectively. These amounts are not necessarily indicative of our future R&D spend within our therapeutic categories or of our current or future R&D focus. Our R&D spend and the allocation of R&D spend among our therapeutic categories is highly unpredictable, as we do not conduct our R&D efforts pursuant to a predetermined budget. Instead, we continually evaluate each product under development in an effort to efficiently allocate R&D dollars to projects we deem to be in the best interests of the Company based on, among other factors, the performance of such product in pre-clinical and/or clinical trials, our expectations regarding the potential future regulatory approval of the product and our view of the potential commercial viability of the product in light of market conditions. As a result of this flexible approach to R&D, we are not able to provide an estimate of our future R&D expenses within our therapeutic classes. In addition, even when we do make the determination to pursue R&D projects within a particular therapeutic category, the magnitude of R&D spend in such category during any given period often will not correlate to its significance to us due to the timing of the incurrence of R&D expenses within the development and regulatory approval process and our strategic focus on relatively low-cost product improvements such as new and enhanced dosage forms.

Product Pipeline

The list below shows certain new products in our R&D pipeline and their respective stages of development. In determining which products in our R&D pipeline are material or otherwise appropriate to disclose, we consider a complex set of factors including: (i) the materiality of R&D spend on the product; (ii) the development stage of the product; (iii) the performance of the product in pre-clinical and/or clinical trials; (iv) our expectations regarding the potential future regulatory approval of the product; (v) the commercial viability of the product, including our assumptions as to whether the product is likely to significantly impact our future financial performance; and (vi) to a lesser extent, the expected impact of such disclosure on our competitive position. As a general matter, the greater the R&D spend on the product and the more confident we are in its prospects based on the development stage, clinical performance, regulatory approval process and commercial viability, the greater the likelihood that the product will be disclosed.

As described in the “Risk Factors” section and elsewhere in this Annual Report, there are a number of risks and uncertainties associated with the development and marketing of new products, and the information below should be viewed with caution. These risks and uncertainties include changes in market conditions, uncertainty as to whether any of our current product candidates will prove effective and safe in humans and whether we will be successful in obtaining required regulatory approvals. Specifically, the approval processes in the U.S., Europe, Canada and other countries can be time-consuming and expensive and there is no assurance that approval will be forthcoming. Generally, without the approval of the relevant regulatory authority, products cannot be commercialized. Furthermore, even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments.

Women’s Healthcare

Osteoporosis Products. We have next generation ATELVIA products for the treatment of osteoporosis in postmenopausal women and novel small molecules in preclinical development.

Gastroenterology

Ulcerative Colitis Products. We have next generation ASACOL products for the treatment of ulcerative colitis in preclinical development.

Dermatology

WC3035. In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. Phase I studies began in the third quarter of 2010.

Urology

WC3036. In November 2007, we entered into an agreement with Apricus (formerly NexMed, Inc.) under which we acquired an exclusive license of the U.S. rights to Apricus’ topically applied alprostadil cream for the treatment of ED. Apricus’ NDA for the product was accepted for review by the FDA in November 2007. In July 2008, Apricus announced that it had received a non-approvable letter from the FDA with respect to the product. On February 3, 2009, we acquired the U.S. rights to Apricus’ product and the previous license agreement between us and Apricus relating to the product was terminated. We are currently working to prepare our response to the non-approvable letter.

WC3043. In December 2008, we entered into the Dong-A Agreement to develop and market Dong-A’s orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED, in the United States. Phase III development of the product began in the third quarter of 2009.

WC3055. In April 2010, we amended the Dong-A Agreement to add the right to develop and market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with BPH. We intend to commence Phase II clinical trials for the BPH indication.

Other

NEMONOXACIN. Phase II studies have been completed of this non-fluorinated quinolone for the treatment of conditions such as community acquired bacterial pneumonia.

As disclosed in “—Research and Development”, in 2010 we received FDA approval for ATELVIA (WC3051), our next generation ACTONEL product for the treatment of postmenopausal osteoporosis, LO LOESTRIN FE (WC3016), our novel low-dose oral contraceptive, and WC3026, another low-dose oral contraceptive which we licensed to Watson. In addition, work on other previously disclosed products under development including INTRINSA HSDD (WC3048), INTRINSA CHF (WC3049) and an oral antibiotic for the treatment of acne (WC2055) has been temporarily halted or discontinued as a result of our continuing evaluation of each product under development in an effort to efficiently allocate R&D dollars to the projects that we deem to be in the best interests of the Company.

Sales and Marketing

We employ marketing techniques to identify and target physicians with the highest potential to prescribe our products. In connection with our marketing initiatives, we seek to efficiently size, deploy, direct and compensate our sales forces in order to grow our market share, sustain product sales growth, revitalize acquired products and successfully launch new products. We regularly review the size and effectiveness of our sales force as they execute our sales strategies and may further adjust the size of our sales force depending on general economic conditions, the sales of our promoted products and other factors. We also regularly review our promotional priorities. For example, as we announced in November 2010, we have recently reconfigured our U.S. sales force to more closely align it with our strategic initiatives. As a result of our acquisition of the U.S. rights to ENABLEX and the concurrent termination of our co-promotion agreement with Novartis, we divided our “Uro/Gyn team,” into two distinct specialty sales forces, a “Women’s Healthcare team” and an “Urology team”. Our Women’s Healthcare team will focus on our contraceptive products, including LOESTRIN 24 FE and LO LOESTRIN FE, and our Urology team will focus on ENABLEX and ESTRACE Cream. We also changed the configuration of our “Gastro/Derm team” to create three distinct teams, a “GI team” to focus on ASACOL HD, a “Derm team” to focus on DORYX and in certain areas, a combination “GI/Derm team” that will continue to promote both products. We continue to staff our “Primary Care team” in connection with the launch of ATELVIA, as well as our Urology team.

We also may, from time to time, enter into collaboration agreements, such as the Collaboration Agreement with Sanofi (see “—Alliance with Sanofi”) and our collaboration agreement with Watson under which we agreed to co-promote our FEMRING product to OB/GYNs.

Our sales force as of December 31, 2010 was comprised of approximately 1,200 representatives, primarily in North America and Western Europe, that promote products to physicians with frequent face-to-face product presentations and a consistent supply of product samples.

Customers

While the ultimate end-users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include certain large wholesale pharmaceutical distributors, such as McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“AmerisourceBergen”) and Cardinal Health, Inc. (“Cardinal”). During the periods presented, the following customers accounted for 10% or more of our total revenue:

	Year Ended December 31, 2010	Year Ended December 31, 2009(1)	Year Ended December 31, 2008
McKesson	24%	26%	36%
Cardinal	23%	31%	40%
AmerisourceBergen	11%	9%	10%

(1)	Includes the impact of PGP from October 30, 2009 through December 31, 2009.

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

Our principal branded competitors include:

•	Osteoporosis—Roche (Boniva®), Eli Lilly (Evista®) and Amgen Inc. (Prolia®);

•	Hormonal Contraceptives—Bayer AG (Yasmin®, Safyral™, Yaz®, Beyaz™, Natazia™), Johnson & Johnson (Ortho Tri-Cyclen® Lo, Ortho Evra®) and Merck & Co., Inc. (Nuvaring®);

•	Hormone Therapy—Pfizer (Premarin®, Premarin® Vaginal Cream, Prempro®) and Novo Nordisk A/S (Vagifem®, Activella®);

•	Gastroenterology—Shire plc (Lialda®, Pentasa®) and Salix Pharmaceuticals, Ltd. (Colazal®, Apriso™);

•	Acne—Medicis Pharmaceutical Corporation (Solodyn®) and Galderma S.A. (Oracea®); and

•	Urology—Pfizer (Detrol®LA, Toviaz®), GlaxoSmithKline plc (VESIcare®), Johnson & Johnson (Ditropan XL®), Allergan, Inc. and Indevus Pharmaceuticals, Inc. (Sanctura®).

Our branded pharmaceutical products are or may become subject to competition from generic equivalents, and potential generic entrants may also challenge our patents. For example, our ACTONEL products no longer have patent protection in Canada and Western European countries, and ASACOL is not currently protected by a patent in the United Kingdom. In addition, ESTRACE Cream, ESTRACE Tablets, ESTROSTEP FE, SARAFEM, OVCON 50 and OVCON 35 are currently not protected by patents. See Item 1A. “Risk factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.” Generic equivalents for some of our branded pharmaceutical products are sold by other pharmaceutical companies at lower prices. As a result, drug retailers have economic incentives to fill prescriptions for branded products with generic equivalents when available. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product may be filled with the generic version at the pharmacy, resulting in a commensurate loss in sales of the branded product. In addition, legislation enacted in the United States allows or, in a few instances, in the absence of specific instructions from the prescribing physician, mandates the use of generic products rather than brand name products where a generic equivalent is available. Generic equivalents are currently available in

Canada and Western Europe for ACTONEL and in the United States for our DORYX 75 and 100 mg products, certain versions of our FEMHRT products, ESTROSTEP FE, SARAFEM capsules, ESTRACE Tablets and OVCON 35. The availability of generic equivalent products may cause a material decrease in revenue from our branded pharmaceutical products.

Manufacturing, Supply and Raw Materials

Finished Product Manufacturing

Our pharmaceutical manufacturing facility in Fajardo, Puerto Rico houses approximately 194,000 sq. ft. of manufacturing space. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse that we lease from a third party. The Fajardo facility currently manufactures many of our oral contraceptive and HT products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages products, including delayed-release DORYX tablets. We also utilize our facility in Larne, Northern Ireland to manufacture our FEMRING vaginal rings.

In the PGP Acquisition, we acquired manufacturing facilities in Weiterstadt, Germany and Manati, Puerto Rico. The facility in Weiterstadt, Germany houses approximately 50,000 sq. ft. of manufacturing space and 54,000 sq. ft. of warehouse space. The Weiterstadt facility currently manufactures ASACOL tablets and packages ACTONEL. The manufacturing facility in Manati, Puerto Rico houses approximately 104,000 sq. ft. of manufacturing space and approximately 27,000 sq. ft. of warehouse space. The Manati facility has the capability to manufacture various products, including ACTONEL.

We currently contract with third parties to manufacture and supply certain of our products. We will continue to rely on our third-party partners, such as Mayne for DORYX, Novartis for ENABLEX and Contract Pharmaceuticals Limited Niagara (“CPL”) for ESTRACE Cream. In addition, Sanofi is the primary manufacturer of our ACTONEL products, and Norwich Pharmaceuticals Inc. (“NPI”) currently manufactures all of our ATELVIA product and a portion of our ACTONEL products. GlaxoSmithKline plc (“GSK”) currently manufactures our ASACOL 400 mg product sold in the U.K. Below is a list of our key products manufactured by third parties and our current third party manufacturer for that product:

Product	Third-Party Manufacturer	Expiration
ATELVIA	NPI	December 2014
ACTONEL	Sanofi	May 2012
ACTONEL	NPI	December 2014
ASACOL 400 mg	GSK (for U.K.)	December 2011
DORYX	Mayne	December 2011
ENABLEX	Novartis	October 2013
ESTRACE Cream	CPL	January 2015

The products described in this section accounted for a significant percentage of our product sales during the twelve-month period ended December 31, 2010 or are expected to account for a significant percentage of our product sales during 2011. See “Note 20” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Raw Material Supply

We currently source the active pharmaceutical ingredient (“API”) for certain of our key products from third party suppliers. Currently our most significant API suppliers are Lonza Inc., Cambrex Corporation and Bayer AG. To the extent that a third party supplier is our sole source of API for any product, we attempt to manage the associated risk by developing secondary sources where commercially feasible, carrying additional inventory and managing our relationships with such supplier. We also continuously monitor the production capacity of our current suppliers and their ability to continue to supply our needs.

We conduct quality assurance audits of our manufacturing and other property sites, our contract manufacturers’ sites and our raw material suppliers’ sites and related records to confirm compliance with the relevant regulatory requirements. However, we cannot ensure that our sites and the sites of our third-party manufacturers and raw material suppliers’ will continue to remain in compliance. If we or our manufacturers or suppliers fail to comply with regulatory requirements or suffer any other event that results in the inability to supply our product requirements for an extended period, the resulting shortages of inventory could have a material adverse effect on our business. See Item 1A. “Risk factors—Risks Relating to Our Business—Delays in production could have a material adverse impact on our business.”

Patents, Proprietary Rights and Trademarks

Protecting our intellectual property, such as trademarks and patents, is a key part of our strategy.

Patents, Trade Secrets and Proprietary Knowledge

We rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights have been infringed. The following is a description of recent actions we have taken to enforce our intellectual property rights against various third parties:

ACTONEL

In July 2004, PGP received a Paragraph IV certification notice letter from Teva regarding PGP’s NCE patent covering ACTONEL and today, ATELVIA. The letter indicated that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004 charging Teva with infringement of the NCE patent covering ACTONEL. In that case, Teva admitted patent infringement but alleged that the NCE patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the NCE patent, which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

In August 2008, December 2008 and January 2009, PGP and Roche (which licensed the ACTONEL Method Patents to PGP with respect to the ACTONEL once-a-month product), received Paragraph IV certification notice letters from Teva, Sun and Apotex regarding the ‘938 ACTONEL Method Patent covering once-a-month ACTONEL. In February 2010, we and Roche received a Paragraph IV certification notice letter from Mylan regarding the ‘938 ACTONEL Method Patent covering once-a-month ACTONEL. PGP and Roche filed a patent infringement suit against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 charging each with infringement of the ‘938 ACTONEL Method Patent. We and Roche filed a patent infringement suit against Mylan in April 2010 charging Mylan with infringement of the ‘938 ACTONEL Method Patent. In October, November and December 2010, we and Roche received Paragraph IV certification notice letters from Sun, Apotex and Teva regarding the ‘634 ACTONEL Method Patent covering once-a-month ACTONEL. We and Roche filed patent infringement suits against Sun and Apotex in December 2010 and Teva in January 2011 charging each with infringement of the ‘634 ACTONEL Method Patent. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

ASACOL

In September 2007, PGP received a Paragraph IV certification notice letter from Roxane, a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. PGP and Medeva, the owner of the ASACOL Patent, filed a patent infringement suit against Roxane in October 2007 in response to the Paragraph IV certification notice letter alleging infringement of the ASACOL Patent. In June 2010, we and Medeva received a Paragraph IV certification notice letter from Par regarding the ASACOL Patent indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. We and Medeva filed a patent infringement suit against Par and EMET, the original filer of the ANDA, in August 2010. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Hormonal Contraceptives

In June 2006, we received from Watson a Paragraph IV certification notice letter indicating that Watson had submitted an ANDA to the FDA seeking approval to market a generic version of LOESTRIN 24 FE prior to the expiration of our patent. We filed a complaint against Watson alleging that Watson’s submission of an ANDA for a generic version of LOESTRIN 24 FE infringed the patent covering the product. In January 2009, we settled the patent litigation related to LOESTRIN 24 FE with Watson. In July 2009, we received a Paragraph IV certification notice letter from Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), notifying us that Lupin had filed an ANDA seeking approval to manufacture and sell a generic version of LOESTRIN 24 FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission, and in October 2010, we and Lupin settled our patent litigation relating to LOESTRIN 24. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

In August 2007, we received from each of Watson and Barr Pharmaceuticals, Inc. (together with its affiliates, “Barr”), which was subsequently acquired on December 23, 2008 by Teva, a Paragraph IV certification notice letter indicating that each of Watson and Barr had separately submitted an ANDA to the FDA seeking approval to market a generic version of FEMCON FE prior to the expiration of our patent. We filed infringement lawsuits against each of Watson and Barr in response to these submissions. In December 2008, we settled our patent litigation related to FEMCON FE with Barr (now Teva). In January 2009, we announced that we settled our patent litigation related to FEMCON FE with Watson. In July 2009, we received a Paragraph IV certification notice letter from Lupin notifying us that Lupin had filed an ANDA seeking approval to manufacture and sell a generic version of FEMCON FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission, and in October 2010, we and Lupin settled our patent litigation relating to FEMCON FE. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

DORYX

In November 2008, December 2008, January 2009, March 2009, January 2010 and February 2010, we and Mayne received Paragraph IV certification notice letters from Actavis, Mutual, Mylan, Impax, Sandoz and Heritage, respectively, indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of one or more versions of our DORYX products. We filed infringement lawsuits against each of Actavis, Mutual, Mylan, Impax, Sandoz and Heritage in response to these submissions. In November 2009, pursuant to an agreement among us, Mayne and Mutual, the court dismissed the lawsuit against Mutual concerning generic versions of our DORYX 75 mg and 100 mg products following Mutual’s agreement to withdraw its ANDA with respect to such products. In December 2010, we and Heritage settled our patent litigation relating to our DORYX products. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

We also seek to protect our proprietary rights by filing applications for patents on certain inventions and entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies. However, we do not ultimately control whether we will be successful in enforcing our legal rights against third-party infringers, whether our patent applications will result in issued patents, whether our patents will be subjected to inter parte reexaminations by the USPTO or similar proceedings in jurisdictions outside the U.S., whether our confidentiality, non-disclosure and assignment of invention agreements will be breached and whether we will have adequate remedies in the event of any such breach, or whether our trade secrets will become known by competitors. In addition, some of our key products are not protected by patents and proprietary rights and therefore are or may become subject to competition from generic equivalents. For a further discussion of our competition, see “—Competition” and Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.”

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

ACTONEL	FEMHRT
ATELVIA	FEMRING
DORYX	LO LOESTRIN
ENABLEX	LOESTRIN
ESTRACE	OVCON
ESTROSTEP	SARAFEM
FEMCON	Warner Chilcott

We also police our trademark portfolio against infringement and violation by third parties. However, our efforts to protect our trademarks may be unsuccessful and we may not have adequate remedies in the event of such infringement or violation.

As a result of the PGP Acquisition, we are the exclusive licensee of the trademark ASACOL in the United States and the owners of the trademark in the United Kingdom.

Government Regulation

The pharmaceutical industry is subject to regulation by national, regional, state and local agencies in the U.S., including the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency (“EPA”). The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other U.S. federal and state statutes and regulations govern to varying degrees the research, development and manufacturing of, and commercial activities relating to, prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. The manufacture and disposal of pharmaceutical products in the United States is also regulated by the EPA. Similar regulatory authorities and regulations exist in Canada, the member states of the European Union and in other foreign countries in which we manufacture, test, distribute and sell our products.

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

U.S. Product Approval Requirements

FDA approval is required before a prescription drug can be marketed in the United States, except for narrow exceptions. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drugs may be marketed in the U.S. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical testing that we wish to rely upon for FDA action must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements.

In order to initiate a clinical trial, the sponsor must submit an IND to the FDA or meet one of the narrow exemptions that exist from the IND requirement. Clinical research must also be reviewed and approved by independent institutional review boards, or IRBs, at the sites where the research will take place, and the study subjects must provide informed consent. The FDA or an IRB can prevent a clinical trial from being started or require that a clinical trial be terminated or suspended. Some clinical trials are also monitored by data safety monitoring boards, which review available data from the studies and determine whether the studies may continue or should be terminated or modified based on ethical considerations and the best interest of the study subjects. There are also legal requirements to register clinical trials on public databases when they are initiated, and to disclose the results of the trials on public databases upon completion.

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

U.S. Generic Drug Approvals

Generic drugs are approved through a special, abbreviated process typically involving the filing of an ANDA with the FDA. As a general matter, the amount of testing and effort required to prepare and submit an ANDA is substantially less than that required for an NDA. Subject to limited exceptions, the ANDA must seek approval of a drug product that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a “reference listed drug” approved under an NDA. The ANDA also must generally contain limited clinical data to demonstrate that the product covered by the ANDA is bioequivalent to the reference listed drug. In addition, the ANDA must contain certifications to patents listed with the FDA for the reference listed drug.

Special procedures apply when an ANDA contains certifications stating that a listed patent is invalid or not infringed. If the owner of the patent or the NDA for the reference listed drug brings a patent infringement suit within a specified time, an automatic stay bars FDA approval of the ANDA for a specified period of time pending resolution of the suit or other action by the court. In addition, periods of regulatory exclusivity may apply to the reference listed drug and bar either the filing or approval of an ANDA for a period of time. The first complete ANDA filed with the FDA that contains a certification challenging the patents listed with the FDA for a reference listed drug is also eligible to receive 180 days of market exclusivity during which the FDA is prohibited from approving subsequent ANDAs. This period of 180-day exclusivity is subject to certain forfeiture events.

U.S. Post-Approval Regulatory Requirements

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

All drugs must be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (“cGMP”) requirements, and drug products subject to an approved application must be manufactured, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior-friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Our third-party manufacturers must also comply with cGMP requirements. In complying with cGMP requirements, manufacturers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. The FDA and other regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Some mutual recognition agreements for government inspections exist between the United States, the European Union, Canada, Australia and New Zealand. Failure to comply with the statutory and regulatory requirements (including, in the case of our manufacturing facility located in Fajardo, Puerto Rico, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner before a U.S. District Court) subjects the manufacturer to possible legal or regulatory action.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors at the state level. Under the PDMA and state law, states generally require the registration of manufacturers and distributors who provide pharmaceuticals in that state, including, in certain states, manufacturers and distributors who ship pharmaceuticals into the state even if such manufacturers or distributors have no place of business within the state. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Both the PDMA and state laws impose requirements and limitations upon drug sampling to ensure accountability in the distribution of samples. The PDMA sets forth civil and criminal penalties for violations of these and other provisions.

Other reporting and recordkeeping requirements also apply for marketed drugs, including, for prescription products, requirements to review and report cases of adverse events. Adverse experiences resulting from the use of products can result in the imposition of marketing restrictions through labeling changes, risk management requirements or product removal. Product advertising and promotion are also subject to FDA and state regulation, including requirements that promotional claims conform to any applicable FDA approval, be appropriately balanced with important safety information and otherwise be adequately substantiated.

Other U.S. Regulation

Our sales, marketing and scientific/educational programs must comply with applicable requirements of the anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, the

implementing regulations and policies of the U.S. Health and Human Services Office of Inspector General and U.S. Department of Justice and similar state laws. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and regulatory safe harbors are often limited, and promotional practices may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In addition, the federal government and several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. Similar legislation is being considered in other states. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. We are subject to possible administrative and legal proceedings and actions under these laws. Such actions may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies. Our business activities outside the United States are subject to regulation under the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making payments to foreign government officials for the purpose of obtaining or retaining business or securing any other improper advantage.

We also participate in various programs under government-sponsored health systems and are subject to the requirements of those programs. For example, we participate in the Federal Medicaid rebate program established by the U.S. Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The Medicaid rebate amount is computed each quarter based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current average manufacturing price and best price for each of our products. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties which could be material. We also participate in the Medicare Part D outpatient prescription drug program, which went into effect in 2006 and provides elderly and disabled patients eligible for Medicare with access to subsidized prescription drug coverage. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors. These plan sponsors use their purchasing power under these programs to negotiate price concessions from pharmaceutical manufacturers. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

Recent healthcare reforms may subject us to additional regulatory requirements. In the U.S., the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), in early 2010 may substantially change the way health care is financed by both governmental and private payors and may significantly affect many in the pharmaceutical industry. Among the provisions of PPACA are those governing enrollment in federal health care programs, reimbursement changes and the increased use of comparative effectiveness research in health care decision-making, which may affect existing government health care programs and result in the development of new programs and additional regulations. Specifically, these changes include, among other things:

•

an increase in certain Medicaid rebates, including (i) the minimum basic Medicaid rebate for branded prescription drugs (from 15.1% of Average Manufacturer Price (“AMP”) to 23.1% of AMP) and (ii) the additional rebate on “line extensions” of solid oral dosage forms of branded products;

•	a revised definition of AMP that eliminates the inclusion of certain non-retail channel segments;

•	a requirement that manufacturers pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees;

•	a requirement that beginning in 2011, manufacturers provide a 50% discount on prescriptions filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole”; and

•

the payment by drug manufacturers of a fee (which is non-deductible for federal income tax purposes) beginning in 2011 based on the manufacturer’s market share of sales of branded drugs and biologics to, or pursuant to coverage under, specified U.S. government programs.

PPACA will also implement various other changes such as increased compliance requirements relating to, among other things, transfers of value to health care providers and the distribution of product samples to health care providers, that may also increase our costs of doing business.

We are unable to predict the future course of health care legislation and regulations, including regulations that may be issued to implement the provisions of the PPACA. Further, U.S. federal and state governments as well as foreign governments continue to propose other legislative and regulatory measures aimed at reforming their respective healthcare systems, including proposals in the U.S. to permit the federal government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare. The recently enacted PPACA and future healthcare reform legislation could decrease the prices we receive for our products or our sales volume and could impose additional taxes or other measures that increase the cost of doing business.

U.S. Manufacturing for Export

Products marketed outside of the United States that are manufactured in the United States are subject to certain FDA regulations, including rules governing export, as well as regulation by the country in which the products are sold. We currently supply LOESTRIN to Teva in Canada. We currently market certain products, including ACTONEL, in Canada, Western Europe and Australia that are manufactured in the United States.

Regulation in Canada

Whether or not FDA approval has been obtained, separate Canadian authorization for a pharmaceutical product must be obtained prior to the commencement of marketing of the product in Canada. Similar to the U.S., the Canadian pharmaceutical industry is subject to federal regulation by Health Canada pursuant to the Canadian federal Food and Drugs Act. Health Canada’s process and substance required for obtaining and maintaining marketing approval is generally similar to that of the FDA. However, the Office of Legislative and Regulatory Modernization at Health Canada has undertaken consultations with respect to, and may propose, regulatory reforms to introduce new life-cycle regulation of pharmaceutical products in Canada, including additional post-marketing conditions such as safety and surveillance requirements.

In addition to regulation by Health Canada, innovative pharmaceutical products pertaining to a Canadian patent are subject to price review by the federal Patented Medicine Prices Review Board (the “PMPRB”) whose mandate is to ensure that prices charged by manufacturers for patented medicines are not excessive. In recent years, the PMPRB has increased their enforcement activity which has resulted in a significant increase in payments by manufacturers as well as board hearings and appeals within the judicial system. Provincial regulation of pharmaceutical manufacturers in Canada is generally limited to pricing, reimbursement and accreditation issues relating to the inclusion and maintenance on federal, provincial and territorial (“F/P/T”) formularies under various F/P/T requirements.

Regulation in Europe

Whether or not FDA approval has been obtained, authorization of a pharmaceutical product by regulatory authorities must be obtained in any country in Europe prior to the commencement of clinical trials or the marketing of the product in that country. The authorization process varies from country to country and the time may be longer or shorter than that required for FDA approval.

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

After we complete our clinical trials, we must obtain marketing authorization before we can market our product. In Europe, there are three procedures under the prevailing European pharmaceutical legislation that, if successfully completed, allow us to obtain marketing authorizations. For certain designated drugs, an applicant may obtain a marketing authorization from the European Commission pursuant to a centralized procedure following the issuance of a positive opinion from the European Medicines Agency. Such marketing authorizations are valid in each of the European Union member states and also in Norway, Iceland and Liechtenstein under the European Economic Area Agreement. With the exception of products that are authorized centrally, the competent authorities of the member states are responsible for granting marketing authorizations for products that are sold in their markets. Applicants not relying on the centralized procedure who intend to market their product in more than one member state may seek marketing authorizations under the mutual recognition procedure or the decentralized procedure. The mutual recognition procedure may be used if the product has already been authorized in one member state under that member state’s national authorization procedure to facilitate mutual recognition of the existing authorization in another member state. The decentralized procedure, on the other hand, may be used in cases where the product has not received a marketing authorization in any member state. Under this procedure, the applicant may facilitate the grant of a marketing authorization in one or more member states on the basis of an identical dossier presented to such member states. The marketing authorization of a product may be made conditional on conducting post-marketing studies.

Irrespective of whether a marketing authorization for a product is obtained centrally, under the mutual recognition procedure or under the decentralized procedure, the product must be manufactured in accordance with the principles of good manufacturing practices set forth in the relevant European Union directives and other rules governing the manufacture of medicinal products in the European Union. More specifically, our manufacturing facility in Weiterstadt, Germany is subject to regulation by the German Bundesinstitut für Arzneimittel und Medizinprodukte and the FDA. Our facility in Larne, Northern Ireland is approved and regularly inspected by the U.K. Medicines and Healthcare products Regulatory Agency and the FDA. Our manufacturing activities in Germany are governed by the German Arzneimittelgesetz and its ordinances, while our manufacturing activities in the United Kingdom are governed by the United Kingdom Medicines Act of 1968 and the regulations promulgated thereunder.

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

Employees

As of December 31, 2010, we had approximately 2,700 employees, approximately 1,700 in North America and approximately 1,000 in Europe and the rest of the world. None of our employees in North America are unionized. Certain of our employees in Europe are represented by works councils and certain employees are members of industry, trade and professional associations. We believe that our employee relations are satisfactory.

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

Executive Officers

The executive officers of Warner Chilcott plc, their positions and their ages are as listed below.

Name	Age	Position
Roger M. Boissonneault	62	Chief Executive Officer, President and Director
Anthony D. Bruno	54	Executive Vice President, Corporate Development
Mahdi B. Fawzi, Ph.D.	63	President, Research and Development
Paul Herendeen	55	Executive Vice President, Chief Financial Officer
W. Carl Reichel	52	President, Pharmaceuticals
Marinus Johannes van Zoonen	53	President, Europe/International and Global Marketing
Leland H. Cross	54	Senior Vice President, Technical Operations
Herman Ellman, M.D.	63	Senior Vice President, Clinical Development
Rochelle Fuhrmann	41	Senior Vice President, Global Finance
Claire A. Gilligan, Ph.D.	49	Senior Vice President, Global Quality
Izumi Hara	51	Senior Vice President, General Counsel and Corporate Secretary
Alvin D. Howard	56	Senior Vice President, Regulatory Affairs

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

Mahdi B. Fawzi, Ph.D., joined Warner Chilcott as President, Research and Development on October 20, 2009 after nearly 15 years at Wyeth (now part of Pfizer), most recently as Executive Vice President, Preclinical Development. From 1984 to 1995, he served in various capacities at Warner-Lambert Company, including Vice President, Product Development. Prior to joining Warner-Lambert, Dr. Fawzi spent several years at P&G as well as a few years at Pfizer in the United Kingdom.

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

Marinus Johannes van Zoonen joined Warner Chilcott as President, Europe/International & Global Marketing in November 2009 after 20 years at P&G, most recently as Vice President, Pharmaceuticals Europe,

Australia & Japan and International Health Affairs. From 1989 to 2008, he served in various capacities at P&G in its prescription and OTC divisions and from 2005 to 2009 represented the industry as President of the European OTC Association. Prior to joining P&G, Mr. van Zoonen spent a few years at Duphar Pharmaceuticals International.

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

Rochelle Fuhrmann currently serves as Senior Vice President, Global Finance, for Warner Chilcott and is responsible for various corporate finance functions as well as investor relations. Ms. Fuhrmann joined Warner Chilcott in June 2006 and held positions of increasing responsibility before her promotion to Senior Vice President in January 2011, including most recently, Vice President, Global Finance. Prior to joining Warner Chilcott, Ms. Fuhrmann held various positions in finance, accounting policy, investor relations and marketing at AT&T, Inc., including most recently, Director, Accounting Policy.

Claire A. Gilligan, Ph.D., currently serves as Senior Vice President of Global Quality for Warner Chilcott and is responsible for quality worldwide. Dr. Gilligan joined a predecessor of Warner Chilcott in 1992 and has held positions of increasing responsibility at Warner Chilcott since that time. From 2004 to July 2010, Dr. Gilligan was Vice President of Pharmaceutical Development, during which time she was responsible for the development of all products and manufacturing processes. Prior to joining Warner Chilcott, Dr. Gilligan lectured in the School of Pharmacy at the Queen’s University of Belfast.

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

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless specifically noted otherwise, these filings are not deemed to be incorporated by reference in this Annual Report. Statements contained in this Annual Report as to the contents of any contract or other document referred to are not necessarily complete and in each instance, if such contract or document is filed or incorporated by reference as an exhibit, reference is made to the copy of such contract or other document filed or incorporated by reference as an exhibit to this Annual Report, each statement being qualified in all respects by such reference. A copy of this Annual Report, including the exhibits and schedules thereto, may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is http://www.sec.gov. We also maintain an Internet site at www.wcrx.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”), as soon as practicable after we electronically file such reports with the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 1A. Risk Factors.

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our anticipated financial performance and financial condition, and our business plans and growth strategy and product development efforts. The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below and elsewhere in this Annual Report.

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report before making an investment decision. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as may be required by law.

Risks Relating to Our Business

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

Generic equivalents for branded pharmaceutical products are typically sold by competing companies at a lower cost than the branded product. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms. Competition from generic equivalents could have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our ACTONEL products no longer have patent protection in Canada or the Western European countries in which we market the product, and ASACOL is not currently protected by a patent in the United Kingdom. In addition, ESTRACE Cream, ESTRACE Tablets, ESTROSTEP FE, SARAFEM, OVCON 50, OVCON 35 and FEMHRT are currently not protected by patents. Generic equivalents are currently available in Canada and Western Europe for ACTONEL and in the United States for our DORYX 75 and 100 mg products, certain versions of our FEMHRT products, ESTROSTEP FE, SARAFEM capsules, ESTRACE Tablets and OVCON 35. In addition, we believe Teva may enter the market with a generic version of FEMCON FE as early as March 2011.

During the next five years, additional products of ours will lose patent protection or likely become subject to generic competition. For example, our ACTONEL once-a-week product will lose U.S. patent protection in June

2014 (including a 6-month pediatric extension of regulatory exclusivity), and our ASACOL 400 mg product will lose U.S. patent protection in July 2013. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk”. For example, although our DORYX patent does not expire until 2022, and we and Mayne have ongoing infringement lawsuits against Mylan and Impax arising from their ANDA filings with respect to our DORYX 75 mg and 100 mg products, we believe that generic versions of such products were launched “at-risk” in January 2011 following the FDA’s approval of their respective ANDAs in December 2010.

Our generic competitors may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. For example, we and Mayne have received several challenges relating to our DORYX products. As a result of the enactment of the QI Act, on October 8, 2008, Mayne submitted to the FDA for listing in the FDA’s Orange Book the U.S. patent covering DORYX, and potential generic competitors that had filed an ANDA prior to the listing of the DORYX patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. We and Mayne received Paragraph IV certification notice letters from Mylan, Impax and Sandoz in December 2008 and from Actavis in January 2009, indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of our DORYX 75 mg and 100 mg delayed-release tablets. In December 2008 and January 2009, we and Mayne filed infringement lawsuits against each of the potential generic competitors. In March 2009 the FDA issued a response letter that indicated that a 30-month stay would not apply to the potential approvals of generic versions of our DORYX 75 mg and 100 mg products for which ANDAs were filed prior to the listing of the DORYX patent. In March 2009, we and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had also submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 150 mg delayed-release tablets. In March and May 2009 we and Mayne filed infringement lawsuits against each of Impax and Mylan. Based on the FDA’s response letter, we believe that because each of Impax’s and Mylan’s ANDAs with respect to generic versions of our DORYX 150 mg product were submitted after the listing of the DORYX patent in the FDA’s Orange Book, the FDA will stay approval of these generic versions of our products for up to 30 months, subject to the prior resolution of the matters before the court. In January 2010 we and Mayne received a Paragraph IV certification notice letter from Sandoz indicating that it had amended its ANDA previously submitted to the FDA requesting approval to manufacture and sell generic versions of our DORYX 75 mg and 100 mg products to include a generic version of our DORYX 150 mg product. In January 2010 we and Mayne filed an infringement lawsuit against Sandoz with respect to its amended ANDA. While we can give no assurance, we believe that under current law, the FDA may not approve Sandoz’s amended ANDA with respect to the DORYX 150 mg strength product until 180 days following the date on which the “first filer” of an ANDA with respect to the DORYX 150 mg strength product enters the market, unless the first filer transfers or forfeits its first filer rights, for example by failing to begin marketing its product in a timely manner. Our lawsuits against Actavis, Mylan, Impax and Sandoz relating to our DORYX 75 mg and 100 mg products, as well as our lawsuits against Impax, Mylan and Sandoz relating to our DORYX 150 mg product, remain pending. As disclosed above, we believe that generic versions of our DORYX 75 mg and 100 mg products were launched “at-risk” in January 2011. While our DORYX 75 mg and 100 mg products represent less than 5% of our DORYX franchise based on total prescriptions according to IMS, our DORYX 150 mg product currently represents the remainder of the DORYX franchise. If the FDA approves Impax’s or Mylan’s ANDAs with respect to our DORYX 150 mg product following the expiration of the applicable 30-month stay in September 2011, and Impax or Mylan elects to launch “at-risk”, a generic equivalent of our DORYX 150 mg product could also enter the market prior to the expiration of the DORYX patent in 2022. While we and Mayne intend to vigorously defend the DORYX patent and pursue all of our legal rights, including our right to any monetary damages, we can offer no assurance as to when our lawsuits will be decided, whether our lawsuits will be successful or that any additional generic equivalents of our DORYX 75 or 100 mg products, or any generic equivalent of our DORYX 150 mg product, will not be approved and enter the market prior to the expiration of the DORYX patent in 2022.

We have also received challenges from potential generic competitors with respect to our ACTONEL products. In July 2004, PGP received a Paragraph IV certification notice letter from Teva regarding PGP’s NCE patent covering ACTONEL and indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004. In that case, Teva admitted patent infringement but alleged that the NCE patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the NCE patent as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009. In 2008 and 2009, PGP and Roche received Paragraph IV certification notice letters from Teva, Sun and Apotex regarding the ‘938 ACTONEL Method Patent covering the once-a-month ACTONEL product and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product. In February 2010, we received a Paragraph IV certification notice letter from Mylan regarding the ‘938 ACTONEL Method Patent indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the once-a-month ACTONEL product. PGP and Roche, which licensed the ACTONEL Method Patents to PGP, filed a patent infringement suit against Teva (which delivered the first Paragraph IV certification notice letter) in September 2008, against Sun in January 2009 and against Apotex in March 2009 charging each with infringement of the ‘938 ACTONEL Method Patent. We and Roche filed a patent infringement suit against Mylan in April 2010 charging Mylan with infringement of the ‘938 ACTONEL Method Patent. In October, November and December 2010, we and Roche received Paragraph IV certification notice letters from Sun, Apotex and Teva indicating that each such company had amended its existing ANDA covering generic versions of the once-a-month ACTONEL product to include the ‘634 ACTONEL Method Patent. We and Roche filed patent infringement suits against Sun and Apotex in December 2010 and against Teva in January 2011 charging each with infringement of the ‘634 ACTONEL Method Patent. The ACTONEL once-a-month product has FDA exclusivity through April 2011, and the underlying ACTONEL NCE patent, which covers all of our ACTONEL products and ATELVIA, expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). While we and Roche intend to vigorously defend the ACTONEL Method Patents and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ACTONEL once-a-month product will not be approved and enter the market prior to the expiration of the ACTONEL Method Patents in 2023.

In September 2007, PGP and Medeva received a Paragraph IV certification notice letter from Roxane, a subsidiary of Boehringher Ingelheim Corporation, regarding the ASACOL Patent indicating that Roxane had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. PGP and Medeva, the owner of the ASACOL Patent, filed a patent infringement suit against Roxane in October 2007. The lawsuit resulted in a 30-month stay of FDA approval of Roxane’s ANDA, which expired in March 2010. The trial has been scheduled for July 2011. However, Roxane has agreed not to launch a generic version of the ASACOL 400 mg product before September 30, 2011. In June 2010, we and Medeva received a Paragraph IV certification notice letter from Par regarding the ASACOL Patent indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. We and Medeva filed a patent infringement suit against Par and EMET, the original filer of the ANDA, in August 2010, which resulted in a stay of FDA approval of Par’s ANDA until December 2012, subject to prior resolution of the suit. While we and Medeva intend to vigorously defend the ASACOL Patent and pursue our legal rights, we can offer no assurance as to when these lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ASACOL 400 mg product will not be approved and enter the market prior to the expiration of the ASACOL Patent in 2013.

While we enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights are infringed, we have in the past, and may in the future, enter into settlements of our litigation with generic competitors that result in the sale of generic products prior to the expiration of our patents. For example, as a result of our settlements of our outstanding patent litigation relating to LOESTRIN 24 FE and FEMCON FE, we granted non-exclusive licenses to third-parties to launch generic versions of these products during the next three years. More specifically, in January 2009, we settled patent litigation related to LOESTRIN 24 FE with Watson. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which we granted rights to a third party to market a generic version of LOESTRIN 24 FE in the U.S. or (iii) the date on which another generic version of LOESTRIN 24 FE enters the U.S. market. In December 2008, we settled our patent litigation related to FEMCON FE with Barr (now a unit of Teva). Under the terms of the agreement, Teva was not permitted to enter the market until the earlier of July 1, 2012 or, among other circumstances, the date that is two years following the date of the filing of a new ANDA with a Paragraph IV certification by a third-party. On July 31, 2009, we received a Paragraph IV certification notice letter from Lupin indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of FEMCON FE. We believe that Lupin filed its ANDA with respect to FEMCON FE during 2009 and that Teva’s ANDA with respect to a generic version of FEMCON FE has been approved. As a result, as disclosed above, we believe Teva may enter the market with a generic version of FEMCON FE as early as March 2011. In addition, in December 2010, we settled patent litigation related to our DORYX 75 mg, 100 mg and 150 mg products with Heritage. Under the agreement, Heritage agreed, among other things, not to market and sell a generic equivalent product until December 15, 2016, subject to certain exceptions. We can offer no assurance that generic equivalents of our LOESTRIN 24 FE, FEMCON FE and/or DORYX 150 mg products, or additional generic equivalents of our DORYX 75 and 100 mg products, will not enter the market prior to the expiration of the applicable patents in 2014, 2019 and 2022, respectively.

Recent legislative and regulatory proposals, if adopted, could affect the duration of our patent protection for our products by limiting our ability to settle litigation with companies that file ANDAs to sell generic versions of our products. In addition, from time to time, regulators have proposed shortening the duration of marketing exclusivity for branded pharmaceutical products.

We cannot predict the outcome of the matters described above or whether we will receive additional challenges to our intellectual property. If we lose market exclusivity for any of our products, our business, financial condition, results of operations and cash flows could be adversely affected.

Our trademarks, patents and other intellectual property are valuable assets, and if we are unable to protect them from infringement or challenges, our business prospects may be harmed.

Due to our focus on branded products, we consider our trademarks to be valuable assets. Therefore, we actively manage our trademark portfolio, maintain long-standing trademarks and typically obtain trademark registrations for new brands. We also police our trademark portfolio against infringement. Our efforts to defend our trademarks may be unsuccessful and we may not have adequate remedies in the event of a finding of infringement due, for example, to the fact that a violating company may be insolvent.

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

We are today, and have in the past been, involved in litigation with respect to the validity and infringement of our patents. In addition, we may be involved in such litigation in the future. The outcome of this type of litigation is unpredictable, and if unfavorable, may deprive us of market exclusivity or prevent us from marketing and selling a product altogether. In addition, bringing and defending these lawsuits is costly, and consequently we may decide to not bring or defend such suits and to abandon the products to which they relate. If we lose market exclusivity for or stop marketing a product, our business, financial condition, results of operations and cash flows could be adversely affected.

Delays in production could have a material adverse impact on our business.

Our pharmaceutical manufacturing facility located in Fajardo, Puerto Rico currently manufactures many of our products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages our delayed-release DORYX tablets. The PGP facility we acquired in Weiterstadt, Germany currently manufactures ASACOL tablets and packages ACTONEL, and the PGP facility we acquired in Manati, Puerto Rico has the capability to manufacture various products, including ACTONEL. Because the manufacture of pharmaceutical products requires precise and reliable controls, and due to significant compliance obligations imposed by laws and regulations, we may face delays in qualifying the Fajardo, Manati and Weiterstadt facilities for the manufacture of new products. In addition, natural disasters such as hurricanes, floods, fires and earthquakes could adversely affect the ability of our manufacturing facilities to supply products to us. Hurricanes are relatively common in Puerto Rico, and the severity of such natural disasters is unpredictable.

We currently contract with various third parties to manufacture certain of our pharmaceutical products and/or supply the API and other pharmaceutical ingredients necessary to manufacture our products. Certain of these third parties are currently our sole source of supply for the applicable product or product component. If we are unable to renew these third party contracts on favorable terms or identify an acceptable replacement, any of our suppliers experience financial difficulties or any of our suppliers fail to provide us with products or product components without interruption or comply with their obligations under our various supply arrangements, we may experience a delay in supply which could be significant. In the event of such a delay, we may not have adequate contractual or equitable remedies for any breach. Our suppliers have occasionally been unable to meet all of our orders, which has led to the depletion of our safety stock and temporary shortages of trade supply and promotional samples, and we may in the future experience additional interruptions in our product supply if any of our suppliers are unable to meet our needs.

The manufacture of our products, including product components such as API, is highly regulated, and any failure by our own manufacturing facilities or the facilities of any third-party supplier (each a “product supplier”), to comply with regulatory requirements could adversely affect our supply of products. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with cGMPs. In complying with cGMP requirements, product suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspections by the FDA and other regulatory authorities. Failure to comply with applicable legal requirements (including, in the case of our manufacturing facility located in Fajardo, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner) subjects the product suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with product.

The FDA and other regulatory authorities must approve suppliers of certain active and inactive pharmaceutical ingredients and certain packaging materials used in our products as well as suppliers of finished products, and the approval process can be lengthy. The development, regulatory approval and commercial sales of our products are dependent upon our ability to procure these ingredients, packaging materials and finished products from suppliers approved by the FDA and other regulatory authorities. In the event that certain ingredients, packaging materials or finished products were no longer available from the initially approved supplier or if that supplier had its approval from the FDA or other regulatory authority withdrawn, we would be required to find a new approved supplier. The qualification of a new product supplier or a new supplier of product components could potentially delay the manufacture of the drug involved. Furthermore, we may not be able to obtain API, packaging materials or finished products from a new supplier on terms that are as favorable to us as those agreed to with the initially approved supplier or at reasonable prices.

A delay in supplying, or failure to supply, products, including product components such as API, by any product supplier could result in our inability to meet the demand for our products or the loss of all or a portion of our market share with respect to such products, and adversely affect our revenues, financial condition, results of operations and cash flows.

Pricing pressures from third-party payors, including managed care organizations, government sponsored health systems and regulations relating to Medicare and Medicaid, healthcare reform, pharmaceutical reimbursement and pricing in general could decrease our revenues.

Our commercial success in producing, marketing and selling products depends, in part, on the availability of adequate reimbursement from third-party healthcare payors, such as managed care organizations and government bodies and agencies, for the cost of the products and related treatments. The market for our products may be limited by actions of third-party payors.

Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs, including by developing formularies to encourage plan beneficiaries to utilize preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or if adequate reimbursements are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected. For example, net sales of some of our ACTONEL products in recent years have experienced decreased demand in the United States as a result of aggressive managed care initiatives implemented to favor generic versions of once-a-week Fosamax®, and we cannot ensure that our efforts to address these market share pressures through, among other things, the marketing of next generation versions of our ACTONEL product, such as ATELVIA, will succeed in limiting any further loss of market share.

We also experience pricing pressures from government sponsored health systems, particularly as a result of regulations relating to Medicare and Medicaid. In 2006, the Medicare Part D outpatient prescription drug benefit went into effect, which provides elderly and disabled patients eligible for Medicare with access to subsidized prescription drug coverage. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors. These plan sponsors use their purchasing power under these programs to demand discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. As a result, our future revenues from products such as ACTONEL, which are covered by the Medicare drug benefit, may decrease. With respect to our drug products reimbursed under the Medicaid program, most states have established preferred drug lists (“PDLs”) and require that manufacturers pay supplemental rebates, in addition to the federal rebate, to the state in order to be included in the PDL or to avoid being placed in a disfavored position on the state formulary. Publicly funded drug insurance programs operated by provincial and territorial governments in Canada also maintain formularies that similarly may require us to provide our products at reduced prices in order to be listed on the applicable government formulary.

Recent healthcare reforms may further affect the pricing and reimbursement of our products. In the U.S., the enactment of the PPACA in early 2010 may substantially change the way healthcare is financed by both governmental and private payors and significantly affect many in the pharmaceutical industry. These changes include, among other things:

•

an increase in certain Medicaid rebates, including (i) the minimum basic Medicaid rebate for branded prescription drugs (from 15.1% of AMP to 23.1% of AMP) and (ii) the additional rebate on “line extensions” of solid oral dosage forms of branded products;

•	a revised definition of AMP that eliminates the inclusion of certain non-retail channel segments;

•	a requirement that manufacturers pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees;

•	a requirement that beginning in 2011, manufacturers provide a 50% discount on prescriptions filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole”; and

•

the payment by drug manufacturers of a fee (which is non-deductible for federal income tax purposes) beginning in 2011 based on the manufacturer’s market share of sales of branded drugs and biologics to, or pursuant to coverage under, specified U.S. government programs.

We are unable to predict the future course of health care legislation and regulations, including regulations that will be issued to implement the provisions of the PPACA. Further, U.S. federal and state governments as well as foreign governments continue to propose other legislative and regulatory measures aimed at reforming their respective healthcare systems, including proposals in the U.S. to permit the federal government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare. The recently enacted PPACA and future healthcare reform legislation could decrease the prices we receive for our products or our sales volume, could impose additional taxes or other measures that result in an increase to our costs of doing business and have a material adverse effect on our revenues, financial condition, results of operations and cash flows.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability, and changes in tax laws and regulations could materially adversely affect our results of operations, financial position and cash flows.

We conduct operations world-wide through subsidiaries in various tax jurisdictions. Certain aspects of the transactions between our subsidiaries, including our transfer pricing (which is the pricing we use in transactions between our various subsidiaries) and our intercompany financing arrangements, could be challenged by applicable taxing authorities. While we believe both our transfer pricing and our intercompany financing arrangements comply with existing tax rules, either or both could be challenged by the applicable taxing authorities. Following any such challenge, our taxable income could be reallocated among our subsidiaries. Such reallocation could both increase our consolidated tax liability and adversely affect our financial condition, results of operations and cash flows.

We previously entered into an Advance Pricing Agreement (the “APA”) with the Internal Revenue Service (the “IRS”) covering the calendar years 2006 through 2010. This APA is applicable to our U.S. operations as they existed prior to the PGP Acquisition. While we are seeking a renewal of our APA covering calendar years after 2010, we cannot assure you that a renewal of our APA will be concluded or that any renewal of the APA will contain terms comparable to those in our APA for the calendar years 2006 to 2010. If we do not renew our APA, while we believe that our transfer pricing arrangements comply with existing U.S. tax rules, the IRS could challenge our transfer pricing arrangements.

In addition, our future operating results, financial position and cash flows could be materially adversely affected by changes in the application of tax principles, including tax rates, new tax laws, or revised interpretations of existing tax laws and precedents.

Changes in market conditions, including lower than expected cash flows or revenues for our branded pharmaceutical products as a result of competition from other branded products, may result in our inability to realize the value of our products, in which case we may have to record an impairment charge.

The pharmaceutical industry is characterized by rapid product development and technological change, and as a result, our pharmaceutical products could be rendered obsolete or their value may be significantly decreased by the development of new technology or new branded pharmaceutical products indicated for the treatment of conditions currently addressed by our products, technological advances that reduce the cost of production or marketing or pricing actions by one or more of our competitors. For example, net sales of our ACTONEL and ASACOL products have experienced decreased demand in the United States due to market share gains by competing products. We cannot ensure that our efforts to address these market share pressures through, among other things, the marketing of new products such as ATELVIA, will succeed in limiting any loss of market share. Some of the companies we compete against have significantly greater resources than we do, and therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Our inability to compete successfully with respect to these or other factors may materially and adversely affect our cash flows or revenues, or may result in our inability to realize the value of our branded pharmaceutical products, including products acquired from third parties, and may require us to record an impairment charge which may be material.

Certain key products generate a significant percentage of our revenues, and any events that adversely affect the markets for these products could materially reduce our revenues and earnings.

For the year ended December 31, 2010, revenues of our ACTONEL and ASACOL products represented approximately 59% of our total revenue for the period. Any events that adversely affect the future sales of these products could materially reduce our revenues and earnings. These events could include loss of patent protection, competition from branded or generic products, the discovery of previously unknown side effects, pricing pressures and reimbursement policy changes and any production delays. For example, as discussed elsewhere in this Annual Report, ACTONEL products lost patent protection in Canada and Western European countries in 2010, and certain ACTONEL and ASACOL products have experienced market share declines in the U.S. as a result of competition from other branded and generic products.

Extensive legal and regulatory requirements could make it more difficult for us to obtain new or expanded approvals for our products, and could limit our ability or make it more burdensome to commercialize our approved products.

The pharmaceutical industry is subject to extensive regulation by national, regional, state and local governmental authorities, and we are required in the United States and other countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products. Even after approval, the relevant governmental authorities continue to review marketed products and can, among other things, require additional studies and testing, restrict the marketing of an approved product, impose new risk management requirements, cause the withdrawal of the product from the market, or under certain circumstances seek recalls, seizures, injunctions or criminal sanctions.

For example, in the U.S. the Food and Drug Administration Amendments Act of 2007 provided the FDA with extensive authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies (“REMS”). The REMS may include requirements for special labeling or medication guides for patients, special communication plans for healthcare professionals, and restrictions on distribution and use. For example, if the FDA were to make the requisite findings, it might require that a new product be prescribed only by physicians with certain specialized training, only in certain designated healthcare settings, or only in conjunction with special patient testing and monitoring.

The legislation also includes provisions requiring the disclosure to the public of certain information regarding ongoing clinical trials for drugs through a clinical trial registry and for disclosing clinical trial results to the public through a clinical trial database; renewed requirements for conducting trials to generate information on the use of products in pediatric patients; and penalties, for such acts as false or misleading consumer drug advertising. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities.

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

The perceived health effects of our products may affect their acceptability and commercial success.

If perceived health effects arise with respect to any of our products or those of our competitors, it could have an adverse effect on our ability to successfully market our products. For example, studies during the last decade have analyzed the health effects of estrogen therapies (such as our ESTRACE Cream, ESTRACE Tablets, FEMRING and FEMTRACE products) and estrogen-progestogen therapy products (such as FEMHRT), and as a result, the American College of Obstetricians and Gynecologists has recommended that consumers use these products in the lowest possible dose for the shortest possible duration. We believe the publicity surrounding some of these studies resulted in a significant industry-wide decrease in the number of prescriptions being written for estrogen therapy and estrogen-progestogen therapy products, including our HT products.

In addition, case reports in scientific literature have described certain side effects that developed in patients subsequent to alleged use of bisphosphonate medications. Beginning in 2003, there have been reports of a series of adverse events involving post-menopausal women who developed osteonecrosis of the jaw (“ONJ”) subsequent to alleged use of bisphosphonates for osteoporosis. The majority of these case reports involved multiple myeloma patients who used high doses of intravenous bisphosphonates as part of their cancer therapy. In 2005, the FDA requested that all manufacturers of bisphosphonate medications, such as our bisphosphonate prescription product ACTONEL, include language in their labeling regarding the reports of ONJ. More recently, in June 2008, the FDA requested information from all bisphosphonate manufacturers regarding their adverse event reports of atypical femoral fractures. The large majority of the published case reports of atypical femoral fractures have been associated with alendronate, which is marketed for osteoporosis indications by Merck as Fosamax®. In October 2010, the FDA issued a drug safety communication requiring that all manufacturers of bisphosphonate medications approved for osteoporosis indications include language in their labeling regarding the reports of atypical femoral fractures in patients taking these medications.

The ultimate effect of these studies, and any further changes in labeling for our products, may further adversely affect the acceptability of our products by patients, the willingness of physicians to prescribe our products for their patients or the duration of their therapy.

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

For example, approximately 719 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered pursuant to acquisition agreements to, us in connection with the HT products FEMHRT, ESTRACE Tablets, ESTRACE Cream and medroxyprogesterone acetate. The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institutes of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified by the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI Study, WHI investigators again found that estrogen only therapy did not prevent heart disease and although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro®, products marketed by Wyeth (now Pfizer). See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Further, we may be liable for product liability, warranty or similar claims in relation to products that we acquired in the PGP Acquisition. One such set of claims relates to litigation involving ACTONEL. Beginning in 2003, case reports in scientific literature reported a series of adverse events involving patients who developed ONJ subsequent to alleged use of bisphosphonate medications. Following the publication of these reports, several product liability lawsuits were filed against P&G and its partner under the Collaboration Agreement, Sanofi, regarding ACTONEL. These cases primarily alleged that ACTONEL caused the plaintiffs to suffer ONJ, although a few cases alleged atypical femoral fractures, both alone and in conjunction with ONJ claims. In 2010, following case reports of patients who developed atypical femoral fractures after alleged use of bisphosphonate medications, the FDA issued a drug safety communication regarding such reports. Subsequent to the issuance of the FDA’s communication, a number of our more recent product liability claims have alleged only atypical femoral fractures. We are a defendant in approximately 94 cases and a potential defendant with respect to approximately 66 unfiled claims involving a total of approximately 167 plaintiffs and potential plaintiffs arising out of the claimants’ alleged ingestion of ACTONEL. The 66 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims in exchange for our agreement to suspend the statutes of limitations relating to their potential claims. In addition, we are also aware of four purported product liability class actions brought against us in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical femoral fractures or other side effects. Generally, the plaintiffs allege that ACTONEL increases the risk of ONJ and/or atypical femoral fractures and that these risks were not included in the product’s warnings during the relevant time periods. Under the Collaboration Agreement, Sanofi has agreed to indemnify us, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include ONJ-related claims that were pending as of March 31, 2010. Pursuant to the April 2010 amendment to the Collaboration Agreement, we are fully responsible for any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. Our agreement with P&G provides that P&G will indemnify us for 50% of the losses from any product liability claims relating to PGP products, including ONJ-related claims, pending as of October 30, 2009, subject to certain limits. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

We currently maintain product liability insurance coverage for claims between $25.0 million and $170.0 million, subject to certain exclusions, and are otherwise self-insured. Our insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. A successful claim or claims brought against us in connection with our HT product liability litigation, the ACTONEL-related litigation or other matters that is in excess of available insurance coverage could subject us to significant liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Such claims could also harm our reputation and the reputation of our products, thereby adversely affecting our ability to market our products successfully. In addition, irrespective of the outcome of product liability claims, defending a lawsuit with respect to such claims could be costly and significantly divert management’s attention from operating our business. Furthermore, we could be rendered insolvent if we do not have sufficient financial resources to satisfy any liability resulting from such a claim or to fund the legal defense of such a claim.

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

Pursuant to our business strategy, we intend to develop improvements to our existing products as well as new products. This strategy may require us to hire additional employees with expertise in areas that relate to product development. We cannot fully anticipate or predict the time and extent to which we will need to hire this type of specialized personnel. We may not be successful in attracting and retaining the personnel necessary to pursue our business strategy fully. In addition, if competition continues to intensify, then our cost of attracting and retaining employees may escalate.

Sales of our products may be adversely affected by the consolidation among wholesale drug distributors and the growth of large retail drug store chains.

The network through which we sell our products has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. Three large wholesale distributors accounted for an aggregate of 58% of our total revenues during the year ended December 31, 2010. If any of our major distributors reduces its inventory levels or otherwise reduces purchases of our products, it could lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

If we fail to comply with government regulations we could be subject to fines, sanctions and penalties that could adversely affect our ability to operate our business.

We are subject to regulation by national, regional, state and local agencies, including, in the United States, the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the U.S. Environmental Protection Agency and other regulatory bodies. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations in the United States, and equivalent laws and regulations in the European Union and Canada, govern to varying degrees, the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

Our sales, marketing, research and other scientific/educational programs must also comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid drug rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply, including the Federal Acquisition Regulation. Our business activities outside the United States are subject to regulation under the FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to foreign government officials for the purpose of obtaining or retaining business or securing any other improper advantage.

All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. In addition, in recent years, the federal government and several states in the United States, including California, Connecticut, Massachusetts, Maine, Minnesota, Nevada, New Hampshire, New Mexico, Texas, Vermont and West Virginia, as well as the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing and prohibit certain other sales and marketing practices. Similar legislation is being considered in other states. Many of these requirements are new and their breadth and application are uncertain.

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

We currently sell a number of products, including ACTONEL, ASACOL and FEMHRT, in Canada. In addition, ESTRACE Tablets are sold in Canada by third parties. Due to government price regulation in Canada and other countries, these products are generally sold in Canada and other countries for lower prices than in the United States. As a result, if these drugs are imported into the United States from Canada or elsewhere, we may experience reduced revenue or profit margins.

We have a significant amount of intangible assets, which may never generate the returns we expect.

Our identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions (including the PGP Acquisition), were $3,016.7 million at December 31, 2010, representing approximately 53% of our total assets of $5,652.0 million. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $1,028.6 million at December 31, 2010, representing approximately 18% of our total assets. The majority of our intangible assets are owned by one of our Puerto Rican subsidiaries.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Financial Accounting Standards Board Accounting Standards Codification No. 350 “Intangibles—Goodwill and other”, goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any determination requiring the write-off of a significant portion of intangible assets may have an adverse effect on our financial condition and results of operations. For example, in connection with our annual review of intangible assets during the fourth quarter of 2008, we recorded a non-cash impairment charge of $163.3 million relating to our OVCON / FEMCON FE product family.

If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business.

In the U.S., we participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The minimum amount of the rebate for each unit of product is set by law as 23.1% (previously 15.1%) of AMP of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment, if necessary.

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

Under the Veterans Health Care Act (“VHCA”), manufacturers are required to offer certain drug and biologics at a discount to a number of federal agencies including the Veterans’ Administration (“VA”), the Department of Defense, and the Public Health Service in order to participate in other federal funding programs including Medicare and Medicaid. Through contractual agreements with the VA implementing the requirements of the VHCA, we must offer certain products on the VA Federal Supply Schedule and through other contract vehicles at prices that are equal to or lower than the Federal Ceiling Price, which is a price determined through the use of a statutory formula that provides for a discount off the average price to wholesalers. In addition, legislative changes require that similarly discounted prices be offered for certain Department of Defense purchases for its TRICARE program via a rebate system.

As a manufacturer of different types of drug products, including products that the Centers for Medicare and Medicaid Services treats as innovators (usually branded products) and noninnovators (usually generic products), rebate and pricing calculations are complex and vary among products and programs. For example, the Medicaid rebate amount is computed each quarter based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current AMP and best price for each of our products, while the Federal Ceiling Price is calculated annually by the VA based on quarterly and annual sales submissions. The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in amounts that could be material. Similar risks and obligations apply to the VHCA program.

In addition to being complex, calculations of rebates and pricing in the U.S., Canada and many of the European member states in which we sell our products are also, in certain respects, subject to interpretation by us, governmental or regulatory agencies and the courts. Government and regulatory agencies are increasingly scrutinizing the pricing and rebates reported by pharmaceutical companies, and if they disagree with our calculations, we may be subject to investigations, lawsuits or other actions that may result in additional payments by us. Finally, governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

Adverse outcomes in our outstanding litigation matters, or in new litigation matters that arise in the future, could negatively affect our business, results of operations, financial condition and cash flows.

Our financial condition could be negatively affected by unfavorable results in our outstanding litigation matters, including those described in “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report, or in lawsuits that may be initiated in the future. Our outstanding litigation matters include intellectual property litigation, product liability litigation, employment litigation, such as unfair dismissal and federal and state fair labor and minimum wage law suits, and litigation relating to rebates and other pricing matters, any of which, if adversely decided, could negatively affect our business, results of operations, financial condition and cash flows.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of $4,678.7 million.

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

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase because debt under our Senior Secured Credit Facilities bears interest at our option at adjusted LIBOR (subject to a floor rate in most cases) plus an applicable margin or ABR plus an applicable margin. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

Most European Union member states impose controls on the prices at which medicines are reimbursed under state-run healthcare schemes. In many countries reimbursement of a product is conditional on the agreement by the seller not to sell the product above a fixed price in that country. Often the reimbursement price is established unilaterally by the national authorities and is accompanied by the inclusion of the product on a list of reimbursable products. Some member states operate reference pricing systems in which they set national reimbursement prices by reference to those in other member states. Increased pressures to reduce government healthcare spending and increased transparency of prices following the adoption of the euro have meant that an increasing number of governments have adopted this approach. Furthermore, increased price transparency or the loss of exclusivity, such as our loss of exclusivity for ACTONEL in Western European markets in late 2010, may result in an increase in parallel importation of pharmaceuticals from lower price level countries to higher priced markets, which could lower our effective average selling price.

Risks Relating to Our Ordinary Shares

Future sales of our shares could depress the market price of our ordinary shares.

Sales of a substantial number of our ordinary shares, in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our ordinary shares. We currently have a total of approximately 252.6 million of our ordinary shares outstanding.

In November 2009, certain of our shareholders sold 23.0 million ordinary shares in the Secondary Offering. The selling shareholders included the Sponsors, certain other institutional shareholders and members of our senior management. During 2010, one of our Sponsors divested (either by sale or via a distribution to its investors) the remainder of its holdings of our shares, or approximately 33.8 million ordinary shares in the aggregate. As of December 31, 2010, our remaining Sponsors collectively beneficially owned approximately 40% of our outstanding ordinary shares. All of these ordinary shares were issued and sold by us in private transactions and are eligible for public sale if registered under the Securities Act or sold in accordance with Rule 144 thereunder, subject to volume and manner of sale limits in certain cases and contractual restrictions in some cases. The remaining Sponsors have the right, subject to certain conditions, to cause us to register the ordinary shares that they currently own, and members of our senior management, who own substantially all of the remaining outstanding ordinary shares that are not freely tradable, have “piggyback” registration rights in respect of any such Sponsor-requested registration. In addition, our articles of association permit the issuance of up to approximately 247.5 million additional ordinary shares. Thus, we have the ability to issue substantial amounts of ordinary shares in the future, which would dilute the percentage ownership held by current shareholders.

In addition, we have also filed a registration statement on Form S-8 under the Securities Act to register up to approximately 17.3 million of our ordinary shares issued pursuant to awards granted under the Warner Chilcott Equity Incentive Plan (the “Plan”). As restricted share awards under the Plan are granted and vest and option awards under the Plan are granted, vest and are exercised, subject to certain limitations under the management shareholders agreement, the shares vesting and/or issued on exercise, as applicable, generally will be available for sale in the open market by holders who are not our affiliates and, subject to the volume and other applicable limitations of Rule 144, by holders who are our affiliates. As of December 31, 2010, options to purchase approximately 7.5 million of our ordinary shares were outstanding (of which options to acquire approximately 3.3 million ordinary shares were vested). In addition, as of December 31, 2010, approximately 4.8 million restricted shares were granted under the Plan (of which approximately 3.7 million shares were vested).

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

Because our remaining Sponsors own a substantial portion of our outstanding ordinary shares, if they act collectively, the influence of our public shareholders over significant corporate actions may be limited, and conflicts of interest between our remaining Sponsors and us or you could arise in the future.

Our remaining Sponsors collectively beneficially own approximately 40% our outstanding ordinary shares. As a result, if such Sponsors act collectively, they could exercise substantial influence over the composition of our board of directors and the vote of our ordinary shares. If this were to occur, our remaining Sponsors could have a significant amount of control over our decisions to enter into any corporate transaction and could make it very difficult for us to enter into any transaction that requires the approval of our stockholders even if other equity holders believe that any such transactions are in their own best interests. If our remaining Sponsors act collectively, they could also exercise substantial control over our decision to make acquisitions that increase our indebtedness or sell revenue-generating assets. Additionally, our remaining Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our remaining Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our remaining Sponsors continue to own a significant amount of our equity, if they exercise their shareholder rights collectively, they would be able to significantly influence our decisions.

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

Item  1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our pharmaceutical manufacturing facility in Fajardo, Puerto Rico houses approximately 194,000 sq. ft. of manufacturing space. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse that we lease from a third party. The Fajardo facility currently manufactures many of our women’s healthcare products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages delayed-release DORYX tablets.

In the PGP Acquisition, we acquired manufacturing facilities in Weiterstadt, Germany and in Manati, Puerto Rico. The facility in Weiterstadt, Germany houses approximately 50,000 sq. ft. of manufacturing space and 54,000 sq. ft. of warehouse space. The Weiterstadt facility currently manufactures ASACOL tablets and packages ACTONEL. The manufacturing facility in Manati, Puerto Rico houses approximately 104,000 sq. ft. of manufacturing space and 27,000 sq. ft. of warehouse space. The Manati facility has the capability to manufacture various products, including ACTONEL.

We also own a 154,000 sq. ft. facility in Larne, Northern Ireland, 54,000 sq. ft. of which is leased to a third party. The remainder is dedicated to the manufacture of our vaginal rings, research and product development as well as development of analytical methods. In addition, we acquired a facility in Dundalk, Ireland in March 2010 that will house approximately 55,000 sq. ft. of administrative and laboratory space.

As of December 31, 2010, we leased approximately 9,500 square feet of office space in Dublin, Ireland, where our corporate headquarters are located, and 104,000 sq. ft. of office space in Rockaway, New Jersey, where our U.S. operations are headquartered.

Item 3. Legal Proceedings.

See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

Item 4. (Removed and Reserved).

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our ordinary shares began trading on The NASDAQ Global Market under the symbol “WCRX” on August 21, 2009. From September 21, 2006 until the effective time of the Redomestication following the close of business on August 20, 2009, the Class A common stock of Warner Chilcott Limited was listed on The NASDAQ Global Market under the symbol “WCRX”. In connection with the Redomestication, Warner Chilcott Limited became a wholly owned subsidiary of Warner Chilcott plc.

The following table presents the high and low prices for our ordinary shares (and for periods prior to August 21, 2009, Warner Chilcott Limited’s Class A common stock) on The NASDAQ Global Market during the periods indicated:

	High	Low
2010:
First Quarter (ended March 31, 2010)	$29.24	$24.85
Second Quarter (ended June 30, 2010)	$28.95	$21.75
Third Quarter (ended September 30, 2010)	$30.57	$20.31
Fourth Quarter (ended December 31, 2010)	$25.32	$19.01
2009:
First Quarter (ended March 31, 2009)	$14.85	$9.24
Second Quarter (ended June 30, 2009)	$13.64	$9.64
Third Quarter (ended September 30, 2009)	$22.94	$12.60
Fourth Quarter (ended December 31, 2009)	$28.56	$20.66

As of February 11, 2011, there were 5 registered holders of record for our ordinary shares and 252,633,639 shares outstanding. Because many of our ordinary shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our ordinary shares on The NASDAQ Global Market on February 11, 2011 was $23.62.

On September 8, 2010, we paid a special cash dividend of $8.50 per share to shareholders of record on August 30, 2010. We do not, however, pay cash dividends to our stockholders on a regular basis, and during the years ended December 31, 2009 and 2008, respectively, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business and to repay our outstanding indebtedness and, therefore, do not anticipate paying regular cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board.

Performance Graph

The following graph shows the value as of December 31, 2010 of a $100 investment in our ordinary shares as if made on September 21, 2006, as compared with similar investments based on the value of (i) the NASDAQ Composite Index and (ii) the NASDAQ Pharmaceuticals Index in each case on a “total return” basis assuming reinvestment of dividends. The index values were calculated assuming an initial investment of $100 in such indexes on September 21, 2006. The stock performance shown below is not necessarily indicative of future performance.

Comparative values:

	Warner Chilcott Stock	NASDAQ Composite Index	NASDAQ Pharmaceuticals Index
On September 21, 2006	$100.00	$100.00	$100.00
On December 31, 2006	$92.44	$111.61	$105.73
On December 31, 2007	$118.60	$124.53	$98.41
On December 31, 2008	$96.99	$73.69	$90.94
On December 31, 2009	$190.43	$107.00	$99.15
On December 31, 2010	$210.20	$125.79	$105.55

Unregistered Sales of Securities

None.

Repurchases of Equity Securities During the Quarter Ended December 31, 2010

None.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2008, 2007 and 2006, and for the years ended December 31, 2007 and 2006 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report and in previously filed Annual Reports on Form 10-K.

	Year Ended December 31,
(dollars and share amounts in thousands, except per share amounts)	2010(1)	2009(1)	2008	2007	2006
Statement of Operations Data:
Total revenue(2)	$2,974,482	$1,435,816	$938,125	$899,561	$754,457
Costs and expenses:
Cost of sales (excluding amortization and impairments of intangible assets)	492,801	320,278	198,785	185,990	151,750
Selling, general and administrative (including transaction related costs)(3)	1,090,351	436,384	192,650	265,822	253,937
Research and development	146,506	76,737	49,956	54,510	26,818
Amortization of intangible assets	652,920	312,172	223,913	228,330	253,425
Impairment of intangible assets(4)	—	—	163,316	—	—
(Gain) on sale of assets(5)	—	(393,095)	—	—	—
Net interest expense(3)(6)(11)	284,448	124,617	93,116	117,618	206,994
Accretion on preferred stock of subsidiary(3)(7)	—	—	—	—	26,190

Income / (loss) before taxes	307,456	558,723	16,389	47,291	(164,657)
Provision / (benefit) for income taxes	136,484	44,605	24,746	18,416	(11,147)

Net income / (loss)	$170,972	$514,118	$(8,357)	$28,875	$(153,510)

Per Share Data(3)(8)(9):
Earnings / (loss) per share—basic
Ordinary shares	$0.68	$2.05	$(0.03)	$0.12	$(1.63)
Class L	—	—	—	—	$6.33
Earnings / (loss) per share—diluted
Ordinary shares	$0.67	$2.05	$(0.03)	$0.12	$(1.63)
Class L	—	—	—	—	$6.33
Dividends per share(6)	$8.50	—	—	—	—

Weighted average shares outstanding—basic
Ordinary shares	251,302	250,565	249,807	248,916	133,897
Class L	—	—	—	—	10,280
Weighted average shares outstanding—diluted
Ordinary shares	253,851	251,219	249,807	250,454	133,897
Class L	—	—	—	—	10,282
Balance Sheet Data (at period end):
Cash and cash equivalents	$401,807	$539,006	$35,906	$30,776	$84,464
Total assets(4)(5)(6)(10)(11)	5,651,989	6,054,114	2,582,891	2,884,974	3,162,545
Total debt(3)(5)(6)(10)(11)	4,678,664	3,039,460	962,557	1,200,239	1,550,750
Shareholders’ (deficit) / equity(3)(6)(7)	(65,642)	1,889,093	1,349,920	1,354,420	1,328,232

(1)	On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between us and P&G, we acquired PGP from P&G for $2,919.3 million in cash and the assumption of certain liabilities in the PGP Acquisition. Under the terms of the Purchase Agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60.0 million. We recorded adjustments to the fair value of our assets and liabilities as of the date of the PGP Acquisition. This resulted in a significant increase to intangible assets, including in-process research & development (“IPR&D”). During 2009 and 2010, the following items were included in our operating results:

•	total revenues and the related cost of sales for PGP products beginning October 30, 2009;

•

a charge of $105.5 million in the year ended December 31, 2010 and $73.5 million in the year ended December 31, 2009 in cost of sales attributable to a purchase accounting adjustment increasing the opening value of the inventories acquired in the PGP Acquisition that was recorded as that inventory was sold during each respective period;

•	SG&A and R&D expenses from PGP, including transaction costs and transition services expenses paid to P&G;

•	amortization expense for intangible assets acquired in the PGP Acquisition; and

•	increased interest expense from the $2,600.0 million in aggregate term loan indebtedness we incurred under our Senior Secured Credit Facilities to complete the PGP Acquisition.

(2)	The increase in product revenues is, in part, attributable to product acquisitions and the successful commercialization of internally developed products.
(3)	Our IPO in September 2006 affected our results of operations, financial condition, cash flows and per share data as follows:

•	for the year ended December 31, 2006, SG&A expenses included $42.1 million of costs directly related to the IPO;

•	all of the Preferred Shares (as defined below) were either converted to Class A common shares of Warner Chilcott Limited or redeemed for cash at the time of the IPO;

•	all Class L common shares (as defined below) were converted into Class A common shares of Warner Chilcott Limited at the time of the IPO; and

•	shareholders’ equity increased $1,070.0 million.

(4)	During the year ended December 31, 2008, we recorded a noncash impairment charge related to the OVCON/FEMCON product family intangible asset as our forecast of future cash flows declined compared to prior forecasts.
(5)	On September 23, 2009, we agreed to terminate our exclusive product licensing rights from LEO in the United States to TACLONEX, TACLONEX SCALP, DOVONEX and all other dermatology products in LEO’s development pipeline, and sold the related assets to LEO, for $1,000.0 million in cash. The LEO Transaction resulted in a gain of $380.1 million, net of tax. The LEO Transaction impacted our financial position as follows:

•	Goodwill was reduced by $251.6 million; and

•	Intangible assets were reduced by $220.1 million.

A portion of the cash proceeds were used to terminate our then outstanding senior secured credit facilities. As a result of the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, continue to distribute DOVONEX and TACLONEX for LEO, for a distribution fee, through September 23, 2010. On June 30, 2010 LEO assumed responsibility for its own distribution services.
(6)	We declared and paid the Special Dividend to our shareholders on September 8, 2010 of $8.50 per share, or $2,144.3 million in the aggregate. At the time of the Special Dividend, our retained earnings were in a deficit position. As a result, the Special Dividend reduced our additional paid-in-capital from $2,086.7 million to zero. The remaining portion of the Special Dividend increased the accumulated deficit by $57.6 million. In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500.0 million aggregate principal amount of new term loan indebtedness in connection with an amendment to our Senior Secured Credit Facilities and issued $750.0 million aggregate principal amount of 7.75% senior notes due 2018. The incurrence of such indebtedness impacted our interest expense during the year ended December 31, 2010.
(7)	Our indirect wholly-owned subsidiary, Warner Chilcott Holdings Company II, Limited, issued 404,439 Preferred Shares in connection with the leveraged buyout in 2005. The Preferred Shares were entitled to cumulative preferential dividends at an accretion rate of 8% per annum, compounded quarterly.
(8)	As part of the Redomestication on August 20, 2009, each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares, par value $0.01 per share, of Warner Chilcott plc on a one-for-one basis. References throughout to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the effective time of the scheme of arrangement and to Warner Chilcott plc’s ordinary shares, par value $0.01 per share, since the effective time of the scheme of arrangement.
(9)	We were in a net loss position for the years ended December 31, 2008 and 2006. The effect from the exercise of outstanding stock options and the vesting of restricted shares and their equivalent during the periods would have been anti-dilutive. Accordingly, the effect of the shares issuable upon exercise of such stock options and the restricted shares have not been included in the calculation of diluted earnings per share for the years ended December 31, 2008 and 2006. The December 31, 2006 earnings per share of the Class L common shares is calculated through September 30, 2006, as there were no Class L common shares outstanding during the fourth quarter of 2006. There were no outstanding Class L common shares outstanding during the years ended December 31, 2010, 2009, 2008 and 2007.

(10)	During the year ended December 31, 2006 we completed the acquisition of the U.S. sales and marketing rights to DOVONEX for $205.2 million and paid the final milestone payment for TACLONEX ointment of $40.0 million. We borrowed $240.0 million in connection with these transactions and recorded $238.5 million in intangible assets.
(11)	On September 23, 2010, we and Novartis entered into a definitive asset purchase agreement pursuant to which we agreed to acquire the U.S. rights to Novartis’ ENABLEX product for an upfront payment of $400.0 million in cash at closing, plus future milestone payments of up to $20.0 million in the aggregate based on 2011 and 2012 net sales of ENABLEX. On September 29, 2010, we issued an additional $500.0 million aggregate principal amount of Additional 7.75% Notes in order to fund the $400.0 million upfront payment in connection with the ENABLEX Acquisition and for general corporate purposes. The incurrence of such indebtedness impacted our interest expense during the year ended December 31, 2010.

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

Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments of the North American and Western European pharmaceuticals markets. We are a fully integrated company with internal resources dedicated to the development, manufacture and promotion of our products. Our franchises are comprised of complementary portfolios of established branded and development-stage products that we actively manage throughout their life cycle. Multiple products make up our existing sales base and several of these provide opportunities for future growth.

2010 Strategic Transactions

During 2010, we completed three strategic transactions that impacted our results of operations and will continue to have a significant impact on our future operations.

Amendment of the Sanofi Collaboration Agreement

In April 2010, we and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment to our global collaboration agreement pursuant to which we co-develop and market ACTONEL products on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). Under the terms of the amendment, we took full operational control over the promotion, marketing and research and development (“R&D”) decisions for ACTONEL products, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration agreement between the parties, payments from us based on an agreed percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Collaboration Agreement.

Special Dividend Transaction

On September 8, 2010, we paid a special cash dividend of $8.50 per share, or $2,144.3 million in the aggregate, to shareholders of record on August 30, 2010 (the “Special Dividend”). In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500.0 million aggregate principal amount of new term loan indebtedness in connection with an amendment (“Amendment No. 2”) to our senior secured credit facilities (“Senior Secured Credit Facilities”) and issued $750.0 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). These transactions are referred to in this Annual Report collectively as the “Leveraged Recapitalization”. The incurrence of such indebtedness and that incurred in connection with the ENABLEX Acquisition (as defined below) impacted our interest expense during the year ended December 31, 2010.

ENABLEX Acquisition

On October 18, 2010, we acquired the U.S. rights to Novartis Pharmaceutical Corporation’s (“Novartis”) ENABLEX product for an upfront payment of $400.0 million in cash at closing, plus future milestone payments of up to $20.0 million in the aggregate based on 2011 and 2012 net sales of ENABLEX (the “ENABLEX Acquisition”). Concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX in the U.S. market. We issued an additional $500.0 million aggregate principal amount of 7.75% senior notes due 2018 (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”) on September 29, 2010 in order to fund the ENABLEX Acquisition and for general corporate purposes.

Among the assets acquired by us in the ENABLEX Acquisition, protecting the ENABLEX product, were Novartis’ U.S. Patent No. 5,096,890 (the “‘890 Patent”), a compound patent expiring in March 2015, and U.S. Patent No. 6,106,864 (the “‘864 Patent”), a formulation patent expiring in August 2016. In March 2009, Novartis received Paragraph IV certification notice letters from Teva Pharmaceuticals USA, Inc. (together with its affiliates, “Teva”) against the ‘890 Patent and the ‘864 Patent, and from Anchen Pharmaceuticals, Inc. (“Anchen”) and Watson Laboratories, Inc. (together with its affiliates, “Watson”) against the ‘864 Patent. Novartis filed patent infringement suits against each ANDA filer and in August and September 2010, Novartis settled all three actions on substantially similar terms. Under the settlement and license agreements, which were assigned to us in connection with the ENABLEX Acquisition, each of Teva, Anchen and Watson agreed not to launch a generic version of ENABLEX until the earlier of March 15, 2016 (or June 15, 2016 if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic ENABLEX product or (ii) in the event a third party launches a generic ENABLEX product “at risk” and injunctive relief is not sought or granted. In October and November 2010, the actions against each of the three ANDA filers were dismissed without prejudice.

2009 Strategic Transactions

During 2009, we completed two strategic transactions that impacted our results of operations during the fourth quarter of 2009 and the full year 2010, and will continue to have a significant impact on our future operations.

PGP Acquisition

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between us and The Procter & Gamble Company (“P&G”), we acquired P&G’s global branded pharmaceuticals business (“PGP”) for $2,919.3 million in cash and the assumption of certain liabilities (the “PGP Acquisition”). Under the terms of the purchase agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60.0 million. The total purchase price of $2,919.3 million was allocated to the fair value of the assets acquired and liabilities assumed as of the date of the PGP Acquisition. The purchase price allocation was finalized in October 2010 and was completed based on a valuation conducted by an independent third party valuation firm. In order to fund the majority of the consideration for the PGP Acquisition, certain of our subsidiaries entered into the Senior Secured Credit Facilities, initially comprised of $2,950.0 million in aggregate term loan facilities and a $250.0 million revolving credit facility. On October 30, 2009, we borrowed $2,600.0 million of the aggregate $2,950.0 million of term loan facilities to finance the PGP Acquisition. On December 16, 2009, in connection with an amendment (“Amendment No. 1”) to the Senior Secured Credit Facilities, (i) the committed but undrawn $350.0 million delayed-draw term loan facility was terminated, and (ii) the agreement was amended to create a new tranche of term loans which was borrowed on December 30, 2009 by our U.S. subsidiary, Warner Chilcott Corporation, in an aggregate principal amount of $350.0 million in order to finance, together with cash on hand, the repurchase and redemption of our then outstanding 8.75% senior subordinated notes (the “8.75% Notes”).

The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in our consolidated statement of operations. The purchase price allocation presented below provides the fair values of all the net assets acquired based on the final independent valuation.

Purchase Price:
Total cash consideration	$2,919.3

Identifiable net assets:
Trade accounts receivable (approximates contractual value)	$296.0
Inventories	256.2
Other current and long term assets	77.3
Property, plant and equipment	85.1
Intangible Assets—intellectual property	2,555.5
In-process research and development	247.6
Other current and long term liabilities	(669.2)
Deferred income taxes, net	41.0

Total identifiable net assets	2,889.5

Goodwill	29.8

Total	$2,919.3

In connection with the closing of the PGP Acquisition and in order to facilitate the transition of the PGP business, we and P&G entered into a Transition Services Agreement, effective as of October 30, 2009 (the “Transition Services Agreement”). Pursuant to the terms of the Transition Services Agreement, P&G agreed to provide us with specified services for a limited time following the closing of the PGP Acquisition, including with respect to the following: order acquisition and management, distribution, customer service, purchasing and procurement systems, integrated supply network systems, manufacturing execution systems, IT support, sales and marketing, research and development and regulatory and certain accounting and finance related services. We agreed to pay P&G a fee for these services through the term of the Transition Services Agreement. The Transition Services Agreement expired during the fourth quarter of 2010, except for certain de minimus services.

LEO Transaction

On September 23, 2009, we entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid us $1,000.0 million in cash in order to terminate our exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to our distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). We recognized an initial pre-tax gain of $393.1 million on the sale of assets in the LEO Transaction. The LEO Transaction closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, our gross margin percentage was negatively impacted beginning in the fourth quarter of 2009 and also in the first two quarters of 2010, as we recorded net sales and cost of sales at nominal distributor margins. In addition, we agreed to provide certain transition services for LEO for a period of up to one year after the closing. On June 30, 2010, LEO assumed responsibility for its own distribution services, and on July 15, 2010 the parties formally terminated the distribution agreement.

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

We subsequently sold the inventory on behalf of LEO to our trade customers in the normal course of business and recognized revenues of approximately $76.8 million, $62.5 million and $26.2 million, and the related cost of sales of approximately $42.6 million, $37.4 million and $16.6 million during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, respectively. The amounts were recognized as sales and cost of sales in our statement of operations when the earnings process was culminated as the goods were delivered to our trade customers.

Factors Affecting Our Results of Operations

Revenue

We generate two types of revenue: revenue from product sales (including contract manufacturing) and other revenue which currently includes royalty revenue and revenue earned under co-promotion and distribution agreements. Since the PGP Acquisition on October 30, 2009, we have generated additional revenues mainly from the sale of ACTONEL, ASACOL and ENABLEX. As a result, our results related to the PGP-acquired products include twelve months in 2010 as compared to only two months in the 2009 period. In addition, as a result of the LEO Transaction, beginning in October 2009 and continuing through June 2010, we recorded revenue and cost of sales of DOVONEX and TACLONEX for LEO at nominal distributor margins under the LEO distribution agreement. Subsequent to June 30, 2010, we no longer recorded revenues and cost of sales related to DOVONEX or TACLONEX.

Net Sales

We promote a portfolio of branded prescription pharmaceutical products currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments of the North American and Western European pharmaceuticals markets. To generate demand for our products, our sales representatives make face-to-face promotional and educational presentations to physicians who are potential prescribers of our products. By informing these physicians of the attributes of our products, we generate demand for our products with physicians, who then write prescriptions for their patients, who in turn go to the pharmacy where the prescription is filled. Pharmacies buy our products either through wholesale pharmaceutical distributors or directly from us (for example, retail drug store chains) in certain markets. We recognize revenue when title and risk of loss pass to our customers, net of sales-related deductions.

When our unit sales to our direct customers in any period exceeds consumer demand (as measured by filled prescriptions or its equivalent in units), our sales in excess of demand must be absorbed before our direct customers begin to order again. We refer to the estimated amount of inventory held by our direct customers and pharmacies and other organizations that purchase our product from our direct customers, which is generally measured by the number of days of demand on hand, as “pipeline inventory”. Pipeline inventories expand and contract in the normal course of business. When comparing reported product sales between periods, it is important to consider whether estimated pipeline inventories increased or decreased during each period.

In 2010, we generated our revenue primarily from the sale of branded pharmaceutical products in the North American and Western European markets including our osteoporosis products (ACTONEL and ATELVIA), our oral contraceptives (LOESTRIN 24 FE, FEMCON FE, and others), our HT products (ESTRACE Cream, FEMHRT, and others), our gastroenterology product (ASACOL), our oral antibiotic for the adjunctive treatment of severe acne (DORYX) and our urology product (ENABLEX). Prior to the LEO Transaction in September 2009 and during the subsequent period through June 30, 2010 when we sold product for LEO under the distribution agreement, our revenue also included sales of LEO’s psoriasis products (TACLONEX and DOVONEX). Our revenue from sales of these products consists primarily of sales invoiced less returns and other sales-related deductions (also see Critical Accounting Policies—“Revenue Recognition” for a detailed description of our sales-related deductions). In addition to the products listed above, we earn a small portion of revenues from the sale of generic products under profit-sharing supply and distribution agreements with third parties. The revenue we earn under these agreements is included with our related branded product revenue for financial reporting purposes.

Included in net sales are amounts earned under contract manufacturing agreements. These activities are generally by-products of our May 2004 acquisition of the Fajardo, Puerto Rico manufacturing facility from a subsidiary of Pfizer Inc. (“Pfizer”) and the March 2004 sale of rights to two LOESTRIN products to a unit of Teva (then Barr Pharmaceuticals, Inc. (“Barr”)). In connection with these transactions, we agreed to manufacture certain products for Pfizer and Teva for specified periods. Contract manufacturing is not an area of strategic focus for us as these contracts produce profit margins significantly below the margins realized on sales of our branded products. We have phased out the manufacturing of all but one of the Pfizer products.

Changes in revenue from sales of our products from period to period are affected by factors that include the following:

•

changes in the level of competition faced by our products, including changes due to the launch of new branded products by our competitors and the introduction of generic equivalent products prior to, or following the loss of regulatory exclusivity or patent protection. For example, we lost exclusivity for ACTONEL in Canada in early 2010 and in Western European markets beginning in late 2010;

•	changes in the level of promotional or marketing support for our products and the size of our sales force;

•	expansions or contractions of the pipeline inventories of our products held by our customers;

•	changes in the regulatory environment;

•	our ability to successfully develop or acquire and launch new products;

•	changes in the level of demand for our products, including changes based on general economic conditions in North America and Western European economies;

•	long-term growth of our core therapeutic markets, currently women’s healthcare, gastroenterology, dermatology and urology;

•

price changes, which are common in the branded pharmaceutical industry and for the purposes of our period-over-period comparisons, reflect the average gross selling price billed to our customers before any sales-related deductions;

•

changes in the levels of sales-related deductions, including those resulting from changes in utilization levels or the terms of our customer loyalty card programs and rebates paid under commercial and government rebate programs. For example, beginning in January 2011, the recent healthcare reforms require that manufacturers provide a 50% discount on prescriptions filled by Medicare patients while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole”. The “donut hole” reforms impact our estimates relating to our gross to net adjustments for certain of our products, including ACTONEL, ATELVIA, ASACOL and ENABLEX.

We and Sanofi are parties to the Collaboration Agreement pursuant to which we co-promote ACTONEL on a global basis, excluding Japan. ATELVIA, our next generation risedronate sodium delayed-release product approved by the FDA in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement. Pursuant to the Collaboration Agreement, a joint oversight committee comprised of equal representation from us and Sanofi is responsible for overseeing the development and promotion of ACTONEL. Our and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, we and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where we are deemed to be the principal in transactions with customers, we recognize all revenues from sales of the product along with the related product costs. Our share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where we are not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. As discussed above, in April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these jurisdictions. In return, it was agreed that Sanofi would receive, as part of the global collaboration payments between the parties, payments from us based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Collaboration Agreement.

We have exercised our right to terminate a tablet supply agreement with Sanofi, effective May 2012, pursuant to which a portion of our ACTONEL product requirements are manufactured and supplied by Sanofi. We are currently engaged in discussions with Sanofi as to the impact of the termination of such agreement on the Collaboration Agreement, including whether the Collaboration Agreement now terminates in mid-2012 or on the previously disclosed expiration date of January 1, 2015. To the extent we are unable to reach an agreement with Sanofi in these discussions, the parties may seek resolution pursuant to the arbitration provisions of the Collaboration Agreement. For a discussion of the Collaboration Agreement, see “Part I. Item 1. Business - Alliance with Sanofi.”

Other Revenue

We recognize other revenue as a result of our licensing of our patents and intellectual property rights, based on third-party sales, as earned in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of “other revenue”. In addition, we recognize revenue earned based on a percentage of our co-promotion partners’ net sales on a net basis in “other revenue” when the co-promotion partners ship the products and title passes to their customers.

Cost of Sales (excluding amortization and impairment of intangible assets)

We currently have manufacturing capabilities in our facilities in Fajardo, Puerto Rico, Manati, Puerto Rico, Weiterstadt, Germany and Larne, Northern Ireland. We also have supply contracts with our third-party manufacturers and development partners, such as Contract Pharmaceuticals Limited Niagara (“CPL”) (ESTRACE Cream), Mayne Pharma International Pty. Ltd. (“Mayne”) (DORYX), Novartis (ENABLEX) and Norwich Pharmaceuticals Inc. (“NPI”) (ACTONEL and ATELVIA). Our supply agreements with these third-party manufacturers and development partners may include minimum purchase requirements and may provide that the price we pay for the products we sell can be increased based on factors outside of our control such as inflation, increases in costs or other factors.

For products that we manufacture and package in our facilities, (including as of December 31, 2010, ASACOL, LOESTRIN 24 FE, LO LOESTRIN FE and FEMHRT), our direct material costs include the costs of purchasing raw materials and packaging materials. For products that we only package (including as of December 31, 2010, DORYX), our direct material costs include the costs of purchasing packaging materials.

Direct labor costs for these products consist of payroll costs (including benefits) of employees engaged in production, packaging and quality control in our manufacturing plants. The largely fixed indirect costs of our manufacturing plants consist of production, overhead and certain laboratory costs. We do not include amortization or impairments of intangible assets as components of cost of sales.

A significant factor that influences the cost of sales, as a percentage of product net sales, is the terms of our license and supply agreements with our third-party licensors and manufacturers. For example, we pay a royalty fee to Medeva Pharma Suisse AG (“Medeva”), the owner of certain patents protecting our ASACOL products based on our net sales of ASACOL in the U.S. and Canada which is included as a component of our cost of sales. On September 2005 and January 2006, we became the exclusive licensee of the U.S. sales and marketing rights to TACLONEX and DOVONEX, respectively, under agreements with LEO. We were obligated to pay LEO specified supply fees and royalties based on a percentage of our net sales. We terminated these arrangements with LEO as part of the LEO Transaction in September 2009.

The application of purchase accounting increased the opening value of the inventories acquired in the PGP Acquisition resulting in a non-recurring charge which was recorded in our cost of sales as that inventory was sold to our customers. The write-up of the opening value of the PGP inventory reduced our gross margin on product sales. This expense was reflected in our income statement during the years ended December 31, 2010 and 2009. Excluding the impact of the purchase accounting inventory step-up in the years ended December 31, 2010 and 2009, our gross margin on total revenue was positively affected by the PGP Acquisition.

SG&A Expenses

SG&A expenses are comprised of selling and distribution expenses, A&P and general and administrative expenses (“G&A”). Selling and distribution and A&P expenses consist of all expenditures incurred in connection with the sales and marketing of our products, including warehousing costs. Following the PGP Acquisition, our share of selling, A&P, and contractual expenses under the Collaboration Agreement are also recognized in SG&A expenses.

The major items included in selling and distribution and A&P expenses are:

•	since the close of the PGP Acquisition in October 2009, co-promotion expenses related to the Collaboration Agreement;

•	costs associated with employees in the field sales forces, sales force management and marketing departments, including salaries, benefits and incentive bonuses;

•	promotional and advertising costs, including samples, medical education programs and direct-to-consumer campaigns; and

•

distribution and warehousing costs reflecting the transportation and storage associated with transferring products from our manufacturing facilities to our distribution contractors and on to our customers.

Changes in selling and distribution and A&P expenses, as a percentage of our revenue, may be affected by a number of factors, including:

•	changes in sales volumes, as higher sales volumes enable us to spread the fixed portions of our selling and A&P expenses over higher sales;

•	changes in the mix of products we promote, as some products (such as ATELVIA and LO LOESTRIN FE which are currently in launch phase, for example) may require more intensive promotion than others; and

•	changes in the size and configuration of our sales forces, such as when we establish a sales force to market a new product or expand or reduce our sales forces.

G&A expenses consist of management and administrative salaries, benefits, incentive compensation, rent, legal, consulting and professional fees, foreign currency transaction gains/(losses) and miscellaneous administration and overhead costs (including transaction-related expenses and transition service fees paid to P&G). G&A expenses also include various non-income related taxes such as franchise taxes, sales and use taxes and other miscellaneous taxes. On October 25, 2010, Puerto Rico enacted tax legislation that, in certain situations, imposes a temporary excise tax on a portion of the income of non-Puerto Rican related parties that purchase and sell products that are manufactured in Puerto Rico by related parties. The tax, which takes effect January 1, 2011, decreases from 4% in 2011 to 1% in 2016. Beginning in 2011, due to recently enacted U.S. healthcare reform legislation, G&A expenses will also include the payment by drug manufacturers of a fee based on our market share of sales of branded drugs and biologics to, or pursuant to coverage under, specified U.S. government programs.

R&D

Our R&D expenses consist of our internal development costs, fees paid to contracted development groups and license fees paid to third parties. These costs are typically associated with:

•	developing improvements to our existing products, including new dosage forms;

•	developing new products, often based on compounds which have been previously shown to be safe and effective; and

•	supporting and conducting clinical trials and subsequent registration of products we develop internally or license from third parties.

Payments to third-party licensors are generally made when products that we have licensed reach contractually-defined milestones. Milestone payments are recognized as expenses, unless they meet the criteria of an intangible asset, in which case they are capitalized and amortized over their useful lives.

The aggregate level of our R&D expense in any period is related to the number of products in development and the stage of their development process. Our R&D spend and the allocation of R&D spend among our therapeutic categories is highly unpredictable, as we do not conduct our R&D efforts pursuant to a predetermined budget. Instead, we continually evaluate each product under development in an effort to efficiently allocate R&D dollars to projects we deem to be in our best interests based on, among other factors, the performance of such product in pre-clinical and/or clinical trials, our expectations regarding the potential future regulatory approval of the product and our view of the potential commercial viability of the product in light of market conditions. In addition, even when we do make the determination to pursue R&D projects within a particular therapeutic category, the magnitude of R&D spend in such category during any given period often will not correlate to its significance to us due to the timing of the incurrence of R&D expenses within the regulatory approval process and our strategic focus on relatively low-cost product improvements such as new and enhanced dosage forms. As a general matter Phase III clinical trials typically account for a significant portion of the total development costs of a product.

Depreciation and Amortization

Depreciation costs relate to the depreciation of property, plant and equipment and are included in our statement of operations, primarily in cost of sales and G&A expenses. Depreciation is calculated on a straight-line basis over the expected useful life of each class of asset. No depreciation is charged on land.

Amortization costs relate to the amortization of identified definite-lived intangible assets, which for us consists primarily of intellectual property rights. Amortization is calculated on either an economic benefit model or a straight-line basis over the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on the expected future cash flow and typically results in accelerated amortization for most of our products. Patents and other intellectual property rights are amortized over periods not exceeding 15 years. We periodically review the amortization schedules for intangible assets to ensure that the methods employed and the amortization rates being used are consistent with our then current forecasts of future product cash flows. Where appropriate, we make adjustments to the remaining amortization to better match the expected benefit of the asset.

Interest Income and Interest Expense (“Net interest expense”)

Interest income consists primarily of interest income earned on our cash balances. Interest expense consists primarily of interest on outstanding indebtedness, amortization of deferred loan costs and the write-off of deferred loan costs associated with the early prepayment of debt. During 2010 our total outstanding indebtedness significantly increased, primarily due to our incurrence of indebtedness in connection with the Leveraged Recapitalization and the ENABLEX Acquisition. Our weighted average debt outstanding was higher in 2010 relative to 2009 as the debt incurred in the fourth quarter of 2009 to fund the PGP Acquisition was outstanding for the full year of 2010. As a result, our net interest expense, including interest on outstanding indebtedness and the amortization of deferred loan costs increased. In addition, our interest expense in 2010 includes significant write-offs of deferred loan costs related to the purchase and redemption of the remaining portion of the 8.75% Notes in the first quarter and the optional prepayments of our term loan indebtedness under our Senior Secured Credit Facilities in the first and fourth quarters of 2010.

Provision / (Benefit) for Income Taxes

Provision / (benefit) for income taxes consist of a current corporate tax expense, deferred tax expense and any other accrued tax expense. In addition, interest and penalties accrued on our reserves recorded under ASC Topic 740, “Income Taxes,” (“ASC 740”), are included as a component of our provision / (benefit) for income taxes. We are an Irish company with operating subsidiaries in the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. We have a tax agreement with the Puerto Rican tax authorities whereby our earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2% income tax for a period of 15 years expiring in 2024. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of Income Taxes.

2010 Significant Events

The following are certain significant events that occurred in 2010:

•

In 2010, we made optional prepayments aggregating $900.0 million of our term loan indebtedness under our Senior Secured Credit Facilities ($400.0 million on March 31, 2010 and $500.0 million on December 31, 2010);

•

In April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities;

•

In April 2010, we amended our agreement with Dong-A PharmTech Co. Ltd. (“Dong-A”) to add the right to develop, and if approved, market, Dong-A’s udenafil product, for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”) in the U.S. and Canada. As a result of this amendment, we made an up-front payment to Dong-A of $20.0 million (which is included in R&D expense);

•

On April 30, 2010, after receiving all required approvals, we completed the acquisition of the P&G pharmaceutical business in France (“PGP France”), which P&G had been operating on our behalf since October 30, 2009;

•

On May 1, 2010, we achieved an important milestone related to the integration of PGP when we moved PGP’s United States, Puerto Rican, Canadian, Spanish and United Kingdom businesses onto our SAP enterprise resource planning (“ERP”) system. On August 1, 2010, we reached another significant milestone when we moved the remaining PGP business units onto our ERP system. The overall integration of PGP is now complete;

•

In June 2010, LEO assumed responsibility for the distribution of DOVONEX and TACLONEX. As a result of LEO’s assumption of such responsibilities, we subsequently agreed with LEO to formally terminate the distribution agreement. As a result of LEO’s assumption of distribution services, we did not record DOVONEX and TACLONEX net sales (or the cost of sales relating to such products) in periods subsequent to the quarter ended June 30, 2010, which had a positive impact on our gross margin percentage starting in the third and fourth quarters of 2010;

•

On September 8, 2010, we paid the Special Dividend of $8.50 per share, or $2,144.3 million in the aggregate, to shareholders of record on August 30, 2010. In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500.0 million aggregate principal amount of new term loan indebtedness in connection with Amendment No. 2 to our Senior Secured Credit Facilities and issued the Initial 7.75% Notes;

•

On October 8, 2010, the U.S. Food and Drug Administration (“FDA”) approved our next generation ACTONEL (risedronate sodium) product for the treatment of postmenopausal osteoporosis in the United States. This product is marketed as ATELVIA (risedronate sodium) delayed-release tablets;

•

On October 18, 2010, concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX for the U.S. market. Novartis retained the rights to ENABLEX for all countries outside the U.S.;

•

On October 21, 2010, the FDA approved our new oral contraceptive product for the prevention of pregnancy in the United States. This product is marketed as LO LOESTRIN FE (norethindrone acetate and ethinyl estradiol tablets, ethinyl estradiol tablets and ferrous fumarate tablets);

•	Our revenue for the year ended December 31, 2010 was $2,974.5 million and our net income was $171.0 million.

Operating Results for the years ended December 31, 2010 and 2009

Revenue

The following table sets forth our total revenue for the years ended December 31, 2010 and 2009, with the corresponding dollar and percentage changes:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2010	2009	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$1,027.2	$222.0	$805.2	363%
ATELVIA	5.3	—	5.3	100%

Total osteoporosis	1,032.5	222.0	810.5	365%

Oral Contraceptives
LOESTRIN 24 FE	342.3	247.6	94.7	38%
FEMCON FE	41.8	49.5	(7.7)	(16)%
Other Oral Contraceptives(2)	21.6	23.6	(2.0)	(9)%

Total oral contraceptives	405.7	320.7	85.0	26%

Hormone Therapy
ESTRACE Cream	136.4	115.9	20.5	18%
FEMHRT	51.4	60.3	(8.9)	(15)%
Other Hormone Therapy	26.3	26.9	(0.6)	(3)%

Total hormone therapy	214.1	203.1	11.0	5%

Other women’s healthcare products	63.2	20.7	42.5	206%

Total Women’s Healthcare	1,715.5	766.5	949.0	124%

Gastroenterology:
ASACOL	714.7	114.9	599.8	522%
Dermatology:
DORYX	172.6	210.0	(37.4)	(18)%
TACLONEX(3)	74.1	137.3	(63.2)	(46)%
DOVONEX(3)	74.6	132.6	(58.0)	(44)%

Total Dermatology	321.3	479.9	(158.6)	(33)%

Urology:
ENABLEX(4)	107.4	14.9	92.5	619%
Other:
Other products net sales	84.6	18.7	65.9	358%
Contract manufacturing product sales	15.9	12.9	3.0	23%
Other revenue(5)	15.1	28.0	(12.9)	(46)%

Total Revenue	$2,974.5	$1,435.8	$1,538.7	107%

(1)	Includes “other revenue” of $93.1 million and $8.3 million for the years ended December 31, 2010 and 2009, respectively, as reported in our consolidated statement of operations resulting from the Collaboration Agreement with Sanofi.
(2)	Includes revenue from related authorized generic product sales from the date of their respective launch.
(3)	Includes revenues for LEO following the closing of the LEO Transaction.
(4)	Prior to October 18, 2010, includes “other revenue” of $62.7 million and $14.9 million for the years ended December 31, 2010 and 2009, respectively, reported in our consolidated statement of operations resulting from the contractual percentage we received of Novartis’ sales of ENABLEX. Effective October 18, 2010, we began to record sales of ENABLEX on a gross basis as we became the principal in the sales transactions.
(5)	Excludes “other revenue” of $155.8 million and $23.2 million for the years ended December 31, 2010 and 2009, respectively, reported in our consolidated statement of operations and disclosed above pursuant to footnotes 1 and 4 above.

Total revenue in the year ended December 31, 2010 was $2,974.5 million, an increase of $1,538.7 million, or 107%, over the year ended December 31, 2009. The primary drivers of the increase in revenue were the products acquired in the PGP Acquisition, primarily ACTONEL and ASACOL, which together contributed $1,405.0 million of revenue growth. The PGP products were acquired on October 30, 2009. As a result, our reported results of operations for the fiscal year ended December 31, 2009 included only two months of operations for the PGP business. Sales-related deductions have increased significantly during the year ended December 31, 2010 compared to the prior year. The increase was due primarily to the acquisition of the PGP products (which have historically had higher sales-related deductions as a proportion of gross sales than our legacy products) and, to a lesser extent, as a result of the increased utilization of our loyalty card programs and increases in rebates related to our legacy products sold under commercial and governmental managed care programs. The sales-related deductions recorded to reduce gross sales to net sales were $1,034.9 million and $378.1 million in the years ended December 31, 2010 and 2009, respectively. In addition to transactions such as the PGP Acquisition and the LEO Transaction, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Revenues of our osteoporosis products increased $810.5 million, or 365%, in the year ended December 31, 2010, compared with the prior year. Revenues of ACTONEL were $1,027.2 million in the year ended December 31, 2010 compared to $222.0 million in the prior year. The increase in ACTONEL revenues in the year ended December 31, 2010 relative to the prior year is primarily attributable to the timing of the PGP Acquisition on October 30, 2009. Revenues of ACTONEL in North America were $630.4 million, including $542.2 million in the U.S., for the year ended December 31, 2010. Filled prescriptions of ACTONEL in the U.S. decreased 24% in the year ended December 31, 2010 compared to the prior year. In the U.S., ACTONEL continues to face market share declines due to the impact of managed care initiatives that encourage the use of generic versions of other products, such as Fosomax, as well as declines in filled prescriptions within the overall oral bisphosphonate market. Generic competition began to negatively impact our net sales of ACTONEL in the first quarter of 2010 in Canada and in the fourth quarter of 2010 for Western Europe. Sales of ATELVIA began in December 2010 and totaled $5.3 million in the year ended December 31, 2010. While we expect global revenues of ACTONEL to decline significantly in 2011 as compared to 2010, we expect revenues from our new product ATELVIA to partially offset some of the losses in the U.S. market.

Net sales of our oral contraceptive products increased $85.0 million, or 26%, in the year ended December 31, 2010, compared with the prior year. LOESTRIN 24 FE generated revenues of $342.3 million in the year ended December 31, 2010, an increase of 38%, compared with $247.6 million in the prior year. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 64% in the year ended December 31, 2010, as well as higher average selling prices compared to the prior year, offset in part by the impact of higher sales-related deductions primarily due to increased utilization of our customer loyalty cards. Net sales of our oral contraceptive product FEMCON FE were $41.8 million, a decrease of 16%, compared with $49.5 million in the prior year. Pursuant to a 2008 settlement agreement, we believe Teva may enter the U.S. market with a generic version of FEMCON FE as early as March 2011. In addition, we believe that Teva’s ANDA with respect to its generic version of FEMCON FE has been approved by the FDA.

Net sales of our hormone therapy products increased $11.0 million, or 5%, in the year ended December 31, 2010 as compared to the prior year. Net sales of ESTRACE Cream increased $20.5 million, or 18%, in the year ended December 31, 2010, compared to the prior year, primarily due to higher average selling prices and an increase in filled prescriptions of 10%, offset in part by a contraction of pipeline inventories relative to the prior year. Net sales of FEMHRT decreased $8.9 million, or 15%, in the year ended December 31, 2010, compared to the prior year. FEMHRT is not currently protected by any patent in the U.S. market. We believe Teva’s generic equivalents of certain versions of FEMHRT have been launched into the U.S. market and will negatively impact our FEMHRT net sales in the year ended December 31, 2011.

Net sales of ASACOL in the year ended December 31, 2010 were $714.7 million compared to $114.9 million in the prior year. The increase in ASACOL net sales in the year ended December 31, 2010 relative to the prior year is primarily attributable to the timing of the PGP Acquisition on October 30, 2009. Net sales of ASACOL in North America were $661.3 million, including $639.0 million in the U.S., for the year ended

December 31, 2010. Filled prescriptions of ASACOL in the U.S. decreased 6% in the year ended December 31, 2010 compared to the prior year. In October 2007, PGP and Medeva Pharma Suisse AG (“Medeva”), the owner of the formulation and method patent for PGP’s ASACOL 400 mg product, filed a patent infringement suit against Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, with respect to Roxane’s ANDA for a generic version of the ASACOL 400 mg product. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. Our ASACOL 800 mg product (known as ASACOL HD in the U.S.) was launched in the United States in June 2009 and has protection under a separate formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product. In 2010, the ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales.

Net sales of our dermatology products decreased $158.6 million, or 33%, in the year ended December 31, 2010, as compared to the prior year. Net sales of DORYX decreased $37.4 million, or 18%, in the year ended December 31, 2010, compared to the prior year, primarily due to an increase in sales-related deductions and a contraction of pipeline inventories relative to the prior year, offset in part by higher average selling prices and an increase in filled prescriptions of 10%. The increase in sales-related deductions compared with the prior year was primarily due to the increased usage of our customer loyalty card for DORYX 150 mg as well as an increase in product returns primarily related to the 75 and 100 mg strengths. We expect to see a meaningful decline in filled prescriptions of DORYX 150 mg as a result of recent changes to our loyalty card program beginning in early 2011 as compared to the same periods in 2010. However, we believe that this decline in filled prescriptions will be offset by the changes to our customer loyalty card program which we believe will increase our average net sales per prescription for DORYX 150 mg. Although our DORYX patent does not expire until 2022 and we and Mayne have filed infringement lawsuits against Mylan and Impax arising from their ANDA filings with respect to our DORYX 75 mg and 100 mg products, we believe that generic versions of such products were launched “at risk” in January 2011 following the FDA’s approval of their respective ANDAs in December 2010. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. DOVONEX and TACLONEX revenues recorded during the year ended December 31, 2010 totaled $148.7 million, a decrease of $121.2 million as compared to the prior year. As a result of the LEO Transaction and related distribution agreement with LEO, we recorded revenue and cost of sales at distributor margins for all TACLONEX and DOVONEX products until June 30, 2010. On June 30, 2010, LEO assumed responsibility for its own distribution services. As a result, we did not record DOVONEX and TACLONEX net sales (or the cost of sales relating to such products) in periods subsequent to the second quarter of 2010.

Revenues of ENABLEX in the year ended December 31, 2010 were $107.4 million compared to $14.9 million in the prior year. The increase in ENABLEX revenues in the year ended December 31, 2010 relative to the prior year is primarily attributable to the timing of the PGP Acquisition on October 30, 2009. During 2009 and the majority of 2010, ENABLEX revenue was recorded based on the contractual percentage we received of Novartis’ net sales. Effective October 18, 2010 as a result of the ENABLEX Acquisition, we began to record sales of ENABLEX in product net sales on a gross basis as we became the principal in the sales transactions. Filled prescriptions of ENABLEX in the U.S. increased 3% in the year ended December 31, 2010 compared to the prior year.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the years ended December 31, 2010 and 2009:

(dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	Percent Change
Product net sales	$2,803.6	$1,384.6	$1,419.0	102%

Cost of sales (excluding amortization)	492.8	320.3	172.5	54%

Cost of sales percentage	17.6%	23.1%

Cost of sales (excluding amortization) increased $172.5 million in the year ended December 31, 2010 compared with the prior year, due primarily to the 102% increase in product net sales. In addition, the increase in cost of sales was, in part, due to the impact of the purchase accounting inventory step-up that was recognized as a result of the PGP Acquisition of $105.5 million in the year ended December 31, 2010 as compared to $73.5 million in the year ended December 31, 2009. Cost of sales included approximately $148.7 million and $76.8 million in the years ended December 31, 2010 and 2009, respectively, related to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. The increases were offset, in part, by gains relating to the sale of certain inventories resulting from the LEO Transaction of $34.7 million and $34.2 million in the years ended December 31, 2010 and 2009, respectively. The increase in cost of sales was offset, in part, by an $18.5 million reduction in cost of sales in the year ended December 31, 2010 as a result of the reversal of a contingent liability relating to the termination of a contract. Excluding the impact of the items mentioned above, the PGP Acquisition had a favorable impact on our cost of sales percentage in 2010 as compared to 2009.

SG&A Expenses

Our SG&A expenses were comprised of the following for the years ended December 31, 2010 and 2009:

(dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	Percent Change
A&P	$123.4	$61.1	$62.3	102%
Selling and Distribution	575.3	188.6	386.7	205%
G&A	391.7	186.7	205.0	110%

Total	$1,090.4	$436.4	$654.0	150%

SG&A expenses for the year ended December 31, 2010 were $1,090.4 million, an increase of $654.0 million, or 150%, compared to the prior year primarily as a result of the PGP Acquisition on October 30, 2009. A&P expenses for the year ended December 31, 2010 increased $62.3 million, or 102%, versus the prior year, primarily due to advertising and other promotional expenses attributable to the PGP products. Selling and distribution expenses for the year ended December 31, 2010 increased $386.7 million, or 205%, over the prior year. The increase is primarily due to the Sanofi co-promotion expense of $301.8 million recognized under the Collaboration Agreement in the year ended December 31, 2010 compared to $98.9 million in the prior year, increased headcount resulting from the acquisition of the PGP sales force as well as other expenses related to the acquired PGP products. G&A expenses in the year ended December 31, 2010 increased $205.0 million, or 110%, as compared to the prior year. The increase is due in large part to increases in infrastructure costs, increases in compensation expenses and legal, consulting and other professional fees primarily relating to the PGP Acquisition and integration. Included in G&A expenses in the year ended December 31, 2010 were the following charges; (i) consulting and other professional fees relating to the PGP integration of $21.9 million, (ii) expenses payable to P&G under the Transition Services Agreement of $47.1 million, (iii) severance costs of $15.9 million and (iv) other integration expenses of $11.5 million. Included in G&A expenses in the year ended December 31, 2009 were $60.5 million of legal, consulting and other professional fees relating primarily to the PGP Acquisition, expenses payable to P&G under the Transition Services Agreement of $17.2 million and severance costs of $33.1 million. We expect total SG&A expenses to decline in the 2011 fiscal year relative to the 2010 fiscal year, due primarily to reductions in the Sanofi co-promotion expense under the Collaboration Agreement and reductions in G&A expenses as a result of the completion of the PGP integration in 2010.

R&D

Our R&D expenses were comprised of the following for the years ended December 31, 2010 and 2009:

(dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	Percent Change
Unallocated overhead expenses	$63.3	$34.5	$28.8	83%
Expenses allocated to specific projects	52.9	24.4	28.5	116%
Milestone payments to third parties	26.4	11.5	14.9	129%
Regulatory fees	3.9	6.3	(2.4)	(37)%

Total	$146.5	$76.7	$69.8	91%

Our investment in R&D for the year ended December 31, 2010 was $146.5 million, an increase of $69.8 million, or 91%, compared with the prior year. The year ended December 31, 2010 included payments of $26.4 million primarily consisting of a $20.0 million upfront payment to Dong-A, resulting from the amendment of our agreement to add the right to develop, and if approved, market, Dong-A’s udenafil product, for the treatment of lower urinary tract symptoms associated with BPH in the U.S. and Canada. Also included in the year ended December 31, 2010, was a $5.0 million up-front payment to TaiGen Biotechnology Co. Ltd (“TaiGen”), resulting from the amendment of a license agreement with respect to a nemonoxacin product under development as well as a $1.0 million milestone payment to Paratek Pharmaceuticals, Inc. (“Paratek”), paid upon the achievement of a developmental milestone under our agreement to develop a treatment for acne and rosacea. R&D expense for the year ended December 31, 2009 included a $9.0 million payment to Dong-A upon the achievement of a developmental milestone under our agreement for an orally-administered udenafil product for the treatment of ED. Also included in the year ended December 31, 2009, was a $2.5 million payment to Apricus Biosciences Inc. (formerly NexMed Inc.) (“Apricus”) in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of erectile dysfunction (“ED”). Excluding these one time payments in both periods, R&D expense increased $54.9 million, or 84%, in the year ended December 31, 2010 compared to the prior year, which was primarily due to the addition of R&D projects from PGP, higher costs associated with an increase in personnel and facilities and costs incurred relating to ongoing product development efforts, which included our work on the next generation of the significant products within each of our therapeutic categories. Specifically in the year ended December 31, 2010 we incurred approximately $22.2 million of expenses in connection with a product under development for the treatment of ED in the U.S.

Amortization of Intangible Assets (including Impairment of Intangible Assets)

Amortization of intangible assets in the years ended December 31, 2010 and 2009 was $652.9 million and $312.2 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on the expected future cash flows and typically results in accelerated amortization for most of our products. We regularly review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. The years ended December 31, 2010 and 2009 included amortization expense of $501.4 million and $85.0 million, respectively, relating primarily to intellectual property assets acquired in the PGP Acquisition and Enablex Acquisition. We expect our 2011 amortization expense to decline compared to 2010 as most of our intangible assets are amortized on an accelerated basis. This decline in 2011 is expected to be offset, in part, by amortization expense associated with certain of our new products, such as ATELVIA, and as a result of the ENABLEX Acquisition.

Net interest expense

Net interest expense for the year ended December 31, 2010 was $284.4 million, an increase of $159.8 million, or 128%, from $124.6 million in the prior year. Included in net interest expense in the year December 31, 2010, was $32.5 million relating to the write-off of deferred loan costs associated with optional prepayments and scheduled repayments of debt under our Senior Secured Credit Facilities and the write-off of deferred loan costs associated with the purchase and redemption of the remaining portion of our 8.75% Notes. In the year ended December 31, 2010, we made optional prepayments totaling $900.0 million aggregate principal amount of indebtedness under our Senior Secured Credit Facilities. Included in net interest expense in the year ended December 31, 2009, was $20.6 million relating to the write-off of deferred loan costs associated with optional prepayments and scheduled repayments of debt under our prior senior secured credit facilities and the write-off of deferred loan costs in connection with the termination of the delayed-draw term loan under our Senior Secured Credit Facilities. In the year ended December 31, 2009, we made optional prepayments totaling $100.0 million before repaying the remaining $479.8 million aggregate principal amount of indebtedness and terminating our prior senior secured credit facilities with proceeds received in the LEO Transaction. In addition, in the year ended December 31, 2009 we purchased and retired $290.5 million aggregate principal amount of our 8.75% Notes, which resulted in a premium payment of $13.8 million.

The increase in our net interest expense in the year ended December 31, 2010 relative to the prior year was due primarily to the significant increase in our total outstanding indebtedness in the 2010 fiscal year. The increase in our weighted average outstanding indebtedness in the year ended December 31, 2010 as compared to the prior year, was due primarily to the timing of the incurrence of indebtedness to fund the PGP Acquisition, and the incurrence of additional indebtedness (including loan costs) during 2010 in connection with the Leveraged Recapitalization and the ENABLEX Transaction.

Provision / (Benefit) for Income Taxes

Our effective tax rates, as a percentage of pre-tax income, for the years ended December 31, 2010 and 2009 were 44.4% and 8.0%, respectively. Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income / (loss) before taxes. One of our Puerto Rican subsidiaries owns the substantial majority of our intangible assets and records the majority of income and amortization expense related to these intangible assets. As a result, the proportion of our consolidated book income / (loss) before taxes generated in Puerto Rico, where our tax rate is 2%, has a significant impact on the effective tax rate. For the year ended December 31, 2010, this Puerto Rican subsidiary generated the majority of our overall profits which was subject to a 2% tax rate. However, in 2010, the overall profits generated in Puerto Rico in proportion to the overall consolidated profits were substantially less than in 2009. In addition, our income tax reserves and foreign withholding taxes increased in 2010 as compared to 2009. As a result, the effective tax rate for the year ended December 31, 2010, was significantly higher than the U.S. statutory tax rate and the effective tax rate for the year ended December 31, 2009. For the year ended December 31, 2009, this Puerto Rican subsidiary generated the substantial majority of our overall profits, in large part due to the gain on the LEO Transaction, which was subject to a 2% tax rate. This was offset, in part, by non-deductible transaction costs related to the PGP Acquisition. As a result, the effective tax rate for the year ended December 31, 2009 was less than the U.S. statutory rate.

The valuation allowance for deferred tax assets of $47.6 million and $22.2 million as of December 31, 2010 and 2009, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, which required a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. In 2010, we received an income tax ruling granting a reduced tax rate for our subsidiary in Switzerland for the tax year 2009. As a result of the ruling, in accordance with ASC 740, we recognized tax benefits of approximately $7.8 million in the income tax provision for the year ended December 31, 2010 to revalue certain tax liabilities. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent likely to be realized. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheet. We intend to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future where a distribution of such earnings would give rise to an incremental tax liability; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

On February 25, 2008, our U.S. operating entities entered into an advanced pricing agreement (“APA”) with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which our U.S. entities are compensated for distribution and service transactions between our U.S. and non-U.S. entities. The APA provides us with greater certainty with respect to the mix of our pretax income in certain of the tax jurisdictions in which we operate. This APA is applicable to our U.S. subsidiaries and operations as they existed prior to the PGP Acquisition. We have recently applied to renew this APA and no final resolution has been reached. In any event, we believe that our transfer pricing arrangements comply with existing U.S. tax rules.

Net Income

Due to the factors described above, we reported net income of $171.0 million and $514.1 million in the years ended December 31, 2010 and 2009, respectively. Net income for the year ended December 31, 2009 included a gain ($380.1 million net of tax) on the sale of assets related to the LEO Transaction.

Operating Results by Segment

After the PGP Acquisition, we organized our business into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how we manage our business and view the markets we serve. We manage our business separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Prior to the PGP Acquisition on October 30, 2009, all of our revenues were derived domestically through one reportable segment. Today we record revenues in the U.S., Puerto Rico, Canada and Western Europe. In addition to managing our results of operations in the two reportable segments, we manage revenues at a brand level. The discussion set forth above presents revenues discussion at the brand level.

We measure an operating segment’s performance primarily based on segment operating income, which excludes interest, and is used by the chief operating decision maker to evaluate the success of a specific region.

In the year ended December 31, 2010, revenues in North America were $4,355.4 million, compared to $2,075.7 million in 2009. Revenues in ROW in 2010 were $990.5 million, compared to $142.7 million in 2009 prior to the PGP Acquisition. Revenues in North America increased as a result of the PGP Acquisition and growth in net sales of promoted products as described above. Revenues in ROW increased due to the PGP Acquisition, as we did not generate revenues in ROW prior to the PGP Acquisition.

Segment operating profit in North America was $1,031.8 million in 2010, compared to $708.1 million in 2009. ROW segment operating profit / (losses) was $51.4 million in 2010, compared to $(8.4) million in 2009. Segment operating profit in North America grew as a result of the factors describe above.

Operating Results for the years ended December 31, 2009 and 2008

Revenue

The following table sets forth our revenue for the years ended December 31, 2009 and 2008, with the corresponding dollar and percentage change:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2009	2008	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$222.0	$—	$222.0	100%

Oral Contraceptives
LOESTRIN 24 FE	247.6	197.2	50.4	26%
FEMCON FE	49.5	45.8	3.7	8%
Other Oral Contraceptives(2)	23.6	33.7	(10.1)	(30)%

Total oral contraceptives	320.7	276.7	44.0	16%

Hormone Therapy
ESTRACE Cream	115.9	83.8	32.1	38%
FEMHRT	60.3	61.5	(1.2)	(2)%
Other Hormone Therapy	26.9	25.9	1.0	4%

Total hormone therapy	203.1	171.2	31.9	19%

Other women’s healthcare products	20.7	16.9	3.8	22%

Total Women’s Healthcare	766.5	464.8	301.7	65%

Gastroenterology:
ASACOL	114.9	—	114.9	100%

Dermatology:
DORYX	210.0	158.9	51.1	32%
TACLONEX(3)	137.3	153.3	(16.0)	(10)%
DOVONEX(3)	132.6	123.3	9.3	8%

Total Dermatology	479.9	435.5	44.4	10%

Urology:
ENABLEX(1)	14.9	—	14.9	100%
Other:
Other products net sales	18.7	—	18.7	100%
Contract manufacturing product sales	12.9	18.7	(5.8)	(31)%
Other revenue	28.0	19.1	8.9	46%

Total Revenues	$1,435.8	$938.1	$497.7	53%

(1)	Includes “other revenue” as classified in our consolidated statement of operations.
(2)	Includes revenue from related authorized generic product sales from the date of their respective launch.
(3)	Includes sales for LEO following the closing of the LEO Transaction through December 31, 2009.

Total revenue in the year ended December 31, 2009 was $1,435.8 million, an increase of $497.7 million, or 53%, over the year ended December 31, 2008. The primary drivers of the increase in revenue were the acquired products from the PGP Acquisition, primarily ACTONEL, ASACOL and ENABLEX, which together contributed $351.8 million of revenue growth. Total revenue for the year ended December 31, 2009 from all PGP products was $374.0 million, which represented revenue after the closing of the PGP Acquisition on October 30, 2009. Also contributing to the increase were growth in the net sales of our promoted products DORYX, LOESTRIN 24 FE, and ESTRACE CREAM, which together contributed $133.6 million of revenue growth for the year ended December 31, 2009 compared to the prior year. The growth delivered by these products was offset, in part, by net sales declines in other products, primarily TACLONEX. Changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products. We use IMS estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Revenues of ACTONEL were $222.0 million in the year ended December 31, 2009 and reflect only two months of results following the closing of the PGP Acquisition on October 30, 2009. Revenues of ACTONEL in North America were $138.3 million, including $116.0 million in the U.S.

Net sales of our oral contraceptive products increased $44.0 million, or 16%, in the year ended December 31, 2009, compared with the prior year. LOESTRIN 24 FE generated revenues of $247.6 million in the year ended December 31, 2009, an increase of 26%, compared with $197.2 million in the prior year. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 24% in the year ended December 31, 2009, and to a lesser extent, higher average selling prices compared to the prior year, offset in part by an increase in sales related deductions primarily due to increased utilization of the customer loyalty cards. FEMCON FE generated revenues of $49.5 million in the year ended December 31, 2009, compared to $45.8 million in the prior year. The increase in FEMCON FE net sales in the year ended December 31, 2009 versus the prior year was primarily due to higher average selling prices, offset partially by a contraction of pipeline inventory levels relative to the prior year period, the impact of higher sales-related deductions and a decrease in filled prescriptions of 1%.

Net sales of our hormone therapy products increased $31.9 million, or 19%, in the year ended December 31, 2009 as compared to the prior year. Net sales of ESTRACE Cream increased $32.1 million, or 38%, in the year ended December 31, 2009, compared to the prior year, primarily due to an increase in filled prescriptions of 20% and higher average selling prices, offset in part by a contraction of pipeline inventories relative to the prior year. Net sales of FEMHRT decreased $1.2 million, or 2%, in the year ended December 31, 2009, compared to the prior year. The decline in FEMHRT net sales was due primarily to a decrease in filled prescriptions of 16%, which was partially offset by higher average selling prices and the expansion of pipeline inventories compared with the prior year.

Net sales of ASACOL in the year ended December 31, 2009 were $114.9 million and reflect only two months of results following the closing of the PGP Acquisition on October 30, 2009. Net sales of ASACOL in North America were $105.9 million, including $102.1 million in the U.S.

Net sales of our dermatology products increased $44.4 million, or 10%, in the year ended December 31, 2009, as compared to the prior year. Net sales of DORYX increased $51.1 million, or 32%, in the year ended December 31, 2009, compared to the prior year, primarily due to a 38% increase in filled prescriptions and higher average selling prices, which were offset in part by higher sales-related deductions and a contraction of pipeline inventories relative to the prior year period. The increase in filled prescriptions primarily relates to DORYX 150 mg, which we launched in the third quarter of 2008 and to which we have dedicated significant promotional efforts, including our customer loyalty card program. Increased utilization of the customer loyalty card for DORYX 150 mg drove an increase in sales-related deductions in 2009. Net sales of TACLONEX decreased $16.0 million, or 10%, to $137.3 million in the year ended December 31, 2009, compared to $153.3 million in the prior year. The decrease in net sales in the year ended December 31, 2009 is primarily due to higher sales-related deductions as well as a decline in filled prescriptions of 10%, offset in part by the impact of higher average selling prices. Net sales of DOVONEX increased $9.3 million, or 8%, in the year ended December 31, 2009 as compared to the prior year period. The increase in DOVONEX net sales in the year ended December 31, 2009 was due primarily to a decrease in sales related deductions, an expansion of pipeline inventory levels relative to the prior year period and higher average selling prices, which were partially offset by decreases in filled prescriptions of 22%. The decline in filled prescriptions was due primarily to customers switching to other therapies, as well as the introduction of generic versions of DOVONEX Solution into the market in the second quarter of 2008, including our authorized generic product. As a result of the LEO Transaction and related distribution agreement with LEO, we recorded revenue and cost of sales at distributor margins for all TACLONEX and DOVONEX products subsequent to the close of the LEO Transaction on September 23, 2009. Total product net sales recorded during the period September 23, 2009 through December 31, 2009 were approximately $82.1 million.

In the year ended December 31, 2009, we generated $28.0 million of revenue which consisted primarily of royalties earned on the net sales of an oral contraceptive product sold by a third party under a license relating to one of our patents as well as income received from LEO for the transition services provided, as compared to $19.1 million of royalty revenues in the prior year.

Cost of Sales (excluding Amortization and Impairment of Intangible Assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the years ended December 31, 2009 and 2008:

(dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	Percent Change
Product net sales	$1,384.6	$919.0	$465.6	51%

Cost of sales (excluding amortization)	320.3	198.8	121.5	61%

Cost of sales percentage	23.1%	21.6%

Cost of sales increased $121.5 million in the year ended December 31, 2009 compared with the prior year, due primarily to the 51% increase in product net sales, the impact of the purchase accounting inventory step-up that was recognized of $73.5 million as a result of the PGP Acquisition, as well as the nominal distributor margins recognized under the LEO distribution agreement in the fourth quarter of 2009. The increase was offset in part by a $34.2 million gain relating to the sale of certain inventories resulting from the LEO Transaction and the change in product mix as a result of the PGP Acquisition. Our cost of sales, as a percentage of product net sales, increased from 21.6% in the year ended December 31, 2008 to 23.1% in the year ended December 31, 2009.

SG&A Expenses

Our SG&A expenses were comprised of the following for the years ended December 31, 2009 and 2008:

(dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	Percent Change
A&P	$61.1	$47.3	$13.8	29%
Selling and Distribution	188.6	90.0	98.6	110%
G&A	186.7	55.4	131.3	237%

Total	$436.4	$192.7	$243.7	127%

SG&A expenses for the year ended December 31, 2009 were $436.4 million, an increase of $243.7 million, or 127%, compared to the prior year. A&P expenses for the year ended December 31, 2009 increased $13.8 million, or 29%, versus the prior year, primarily due to advertising and other promotional spending attributable to the PGP products. Selling and distribution expenses for the year ended December 31, 2009 increased $98.6 million, or 110%, over the prior year. The increase is primarily due to the Sanofi co-promotion expense of $98.9 million under the Collaboration Agreement, increased headcount resulting from the acquisition of the PGP sales force as well as new expenses related to the acquired PGP products, offset in part by a reduction of the size of our legacy field sales forces. G&A expenses in the year ended December 31, 2009 increased $131.3 million, or

237%, as compared to the prior year. The increase is due in large part to increases in infrastructure costs, compensation expenses and professional and legal fees primarily relating to the PGP Acquisition. Included in G&A expenses were $60.5 million of legal, consulting and other professional fees relating to the PGP Acquisition, expenses payable to P&G under the Transition Services Agreement of $17.2 million and severance costs of $33.1 million.

R&D

Our R&D expenses were comprised of the following for the years ended December 31, 2009 and 2008:

(dollars in millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	Percent Change
Unallocated overhead expenses	$34.5	$22.2	$12.3	55%
Expenses allocated to specific projects	24.4	20.0	4.4	22%
Milestone payments to third parties	11.5	2.0	9.5	475%
Regulatory fees	6.3	5.8	0.5	9%

Total	$76.7	$50.0	$26.7	54%

Our investment in R&D for the year ended December 31, 2009 was $76.7 million, an increase of $26.7 million, or 54%, compared with the prior year. Included in the year ended December 31, 2009 was a $9.0 million payment to Dong-A upon the achievement of a developmental milestone under our existing agreement for an orally-administered udenafil product for the treatment of ED. Also included in the year ended December 31, 2009, was a $2.5 million payment to NexMed in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of ED. R&D expense for the year ended December 31, 2008 included a $2.0 million upfront payment to Dong-A to acquire certain rights to its ED product. Excluding these one time payments in both periods, R&D expense increased $17.2 million, or 36%, in the year ended December 31, 2009 compared to the prior year due primarily to costs incurred relating to ongoing legacy clinical studies, PGP R&D studies and PGP overhead costs.

Amortization of Intangible Assets (including Impairment of Intangible Assets)

Amortization of intangible assets in the years ended December 31, 2009 and 2008 was $312.2 million and $387.2 million (including a non-cash impairment of intangible assets of $163.3 million), respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on the expected future cash flows and typically results in accelerated amortization for most of our products. We regularly review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. The year ended December 31, 2009 included amortization expense of $85.0 million relating primarily to intellectual property assets acquired in the PGP Acquisition. We expect amortization expense to significantly increase in 2010 as a result of the PGP Acquisition.

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

Net interest expense

Net interest expense for the year ended December 31, 2009 was $124.6 million, an increase of $31.5 million, or 34%, from $93.1 million in the prior year. Included in net interest expense in the years ended December 31, 2009 and 2008 were $20.6 million and $3.5 million, respectively, relating to the write-off of deferred loan costs associated with the optional prepayments and repayments of debt in both periods, as well as the write-off of deferred loan costs in connection with the termination of the delayed-draw term loan commitment and subsequent borrowing of $350.0 million in additional term loans under our Senior Secured Credit Facilities in the year ended December 31, 2009. During 2009, we made optional prepayments totaling $100.0 million before repaying the remaining $479.8 million of outstanding indebtedness and terminating our prior senior secured credit facilities with proceeds received in the LEO Transaction. We also purchased and retired $290.5 million aggregate principal amount of our Notes in the year ended December 31, 2009, which resulted in a premium payment of $13.8 million. In the year ended December 31, 2008, we made optional prepayments totaling $220.0 million of outstanding indebtedness under our prior senior secured credit facilities and purchased and retired $10.0 million aggregate principal amount of our Notes. Excluding the write-off of deferred loan costs in 2009 and 2008, net interest expense increased by $14.4 million or 16%. The increase in net interest expense in the year ended December 31, 2009 was primarily due to increased term debt due to initial borrowings under our Senior Secured Credit Facilities of $2,600.0 million used to fund the PGP Acquisition.

Provision / (Benefit) for Income Taxes

Our effective tax rates, as a percentage of pre-tax income, for the years ended December 31, 2009 and 2008 were 8.0% and 151.0%, respectively. Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income / (loss) before taxes. One of our Puerto Rican subsidiaries owns the substantial majority of our intangible assets and records the majority of income and amortization expense related to these intangible assets. As a result, the proportion of our consolidated book income / (loss) before taxes generated in Puerto Rico, where our tax rate is 2%, has a significant impact on the effective tax rate. For the year ended December 31, 2009, this Puerto Rican subsidiary generated the substantial majority of our overall profits, in large part due to the gain on the LEO Transaction, which was subject to a 2% tax rate. This was offset, in part, by non-deductible transaction costs related to the PGP Acquisition. As a result, the effective tax rate for the year ended December 31, 2009 was less than the U.S. statutory rate. For the year ended December 31, 2008, our U.S. entities generated income before taxes while our operations in the tax jurisdictions where we are subject to a lower tax rate, mainly Puerto Rico, generated significant losses. Specifically, in the year ended December 31, 2008, our impairment loss and related tax benefit were recognized in Puerto Rico. The impairment decreased our overall pretax income to $16.4 million and had the effect of increasing the overall effective tax rate to 151.0%.

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

Our calculation of tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. In 2009 we applied for tax rulings with certain taxing authorities. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740 “Income Taxes”. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheet. We intend to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

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

Operating Results by Segment

After the PGP Acquisition, we organized our business into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how we manage our business and view the markets we serve. We manage our business separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. Prior to the PGP Acquisition on October 30, 2009, all of our revenues were derived domestically through one reportable segment. With the PGP Acquisition, we have now expanded into Western Europe, Canada and Australia. In addition to managing our results of operations in the two reportable segments, we manage revenues at a brand level. The discussion set forth above presents revenues discussion at the brand level.

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

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2010, our cash on hand was $401.8 million, as compared to $539.0 million at December 31, 2009. As of December 31, 2010 our total debt was $4,678.7 million and consisted of $3,419.0 million of borrowings under our Senior Secured Credit Facilities, $1,250.0 million aggregate principal amount of 7.75% Notes, and $9.7 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net increase in cash and cash equivalents for the periods presented:

(dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009
Net cash provided by operating activities	$947.4	$504.7
Net cash (used in) investing activities	(497.9)	(1,925.0)
Net cash (used in) / provided by financing activities	(574.8)	1,926.2
Effect of exchange rates on cash and cash equivalents	(11.9)	(2.8)

Net (decrease) / increase in cash and cash equivalents	$(137.2)	$503.1

Our net cash provided by operating activities for the year ended December 31, 2010 increased $442.7 million compared with the prior year. We reported net income of $171.0 million for the year ended December 31, 2010 as compared to net income of $514.1 million for the prior year. Included in net income in the years ended December 31, 2010 and 2009, were noncash expenses of $105.5 million and $73.5 million, respectively, relating to the write-off of the fair value of inventories acquired in the PGP Acquisition as such inventories were sold. Net income in the year ended December 31, 2010 was impacted by non-cash amortization expense, which increased $340.7 million as compared to the prior year, primarily as a result of the amortization of intangible assets acquired in the PGP Acquisition. Net income in the year ended December 31, 2009 included a one-time gain on sale of assets of $380.1 million net of tax as a result of the LEO Transaction. Also impacting cash flows from operations in the year ended December 31, 2010 was a decrease in our ACTONEL co-promotion liability of $84.5 million relative to the prior year period, which resulted primarily from the timing of our payments to Sanofi under the US amendment to the Collaboration Agreement. Our liability for unrecognized tax benefits (including interest) under ASC 740 “Income Taxes” which is expected to settle within the next twelve months is $9.5 million. Our liability for unrecognized tax benefits (including interest) which is expected to settle after twelve months is $77.3 million.

Our net cash used in investing activities during the year ended December 31, 2010 totaled $497.9 million, consisting of $400.0 million paid to Novartis at the closing of the ENABLEX Acquisition and $95.0 million relating to capital expenditures. We also paid $2.9 million of contingent purchase consideration to Pfizer in connection with the 2003 acquisition of FEMHRT. Our cash used in investing activities in the year ended December 31, 2009 consisted of $2,869.4 million (net of cash acquired) paid to P&G in connection with the PGP Acquisition, which was partially offset by the $1,000.0 million of proceeds received as a result of the LEO Transaction. In 2009, we also paid $11.6 million of contingent purchase consideration to Pfizer in connection with the 2003 acquisition of FEMHRT and $44.0 million of capital expenditures. Our capital expenditures in 2010 were significantly higher than 2009 levels due to investments in our infrastructure in support of our growing business, including investment in manufacturing, supply chain, IT, R&D and other corporate initiatives, including the purchase of a corporate aircraft. We expect our investments in capital expenditures in 2011 to approximate our 2010 levels.

Our net cash used in financing activities in the year ended December 31, 2010 was $574.8 million, principally consisting of cash paid of $2,137.8 million to fund the Special Dividend, optional prepayments and scheduled repayments of $1,031.3 million of debt under our Senior Secured Credit Facilities, the payment of debt financing costs associated with Amendment No. 2 to the Senior Secured Credit Facilities of $83.7 million, and the repurchase and redemption of $89.5 million aggregate principal amount of our 8.75% Notes, offset in part, by $2,760.0 million in proceeds from aggregate borrowings under our Senior Secured Credit Facilities and 7.75% Notes. We currently intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash provided by financing activities in the year ended December 31, 2009 principally consisted of $2,950.0 million in proceeds from borrowings under our Senior Secured Credit Facilities, offset by the repayment of $582.6 million of debt under our prior senior secured credit facilities, the payment of debt financing costs associated with the Senior Secured Credit Facilities of $155.1 million, and the repurchase and redemption of $290.5 million aggregate principal amount of our 8.75% Notes pursuant to a tender offer.

The summary below shows a tabular view of the changes in our total indebtedness from December 31, 2009 to December 31, 2010:

Balance, December 31, 2009	$3,039.5
Financing for our Special Dividend	2,250.0
Financing for the ENABLEX Acquisition and general corporate purposes	510.0
Scheduled repayments of term debt under the Senior Secured Credit Facilities and other	(131.3)
Optional prepayments of term debt under the Senior Secured Credit Facilities	(900.0)
Purchase and redemption of 8.75% Notes	(89.5)

Balance, December 31, 2010	4,678.7

Senior Secured Credit Facilities

On October 30, 2009, in connection with the PGP Acquisition, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Credit Suisse AG, Cayman Islands Branch as administrative agent, pursuant to which the Lenders provided senior secured credit facilities (“Senior Secured Credit Facilities”) in an aggregate amount of $3,200.0 million comprised of (i) $2,950.0 million in aggregate term loan facilities and (ii) a $250.0 million revolving credit facility available to all Borrowers. The term loan facilities were comprised of (i) a $1,000.0 million Term A facility that matures on October 31, 2014 (“Term A Loan”) and (ii) a $1,600.0 million Term B facility consisting of a $500.0 million Term B-1 Loan and a $1,100.0 million Term B-2 Loan (together, the “Initial Term B Loans”) and a $350.0 million delayed-draw term loan facility that mature on April 30, 2015. On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans (the “Additional Term Loans”) which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350.0 million in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding 8.75% Notes. On December 16, 2009, the delayed-draw term loan facility was terminated. The revolving credit facility provides for a $20.0 million sublimit for swing line loans and a $50.0 million sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis.

On August 20, 2010, Holdings III and the Borrowers entered into Amendment No. 2 to the Credit Agreement pursuant to which the Lenders provided new term loans in an aggregate principal amount of $1,500.0 million which, together with the proceeds from the issuance of $750.0 million aggregate principal amount of the 7.75% Notes (described below), were used to fund the Special Dividend and to pay related fees and expenses. The new term loan facilities were comprised of (i) a $480.0 million Term A-1 Loan maturing on August 20, 2014 and bearing interest at LIBOR plus 4.25%, with no LIBOR floor, (ii) a $770.0 million Term B-3 Loan maturing on February 20, 2016 and bearing interest at LIBOR plus 4.25%, with a LIBOR floor of 2.25%, and (iii) a $250.0 million Term B-4 Loan maturing on February 20, 2016 and bearing interest at LIBOR plus 4.25%, with a LIBOR floor of 2.25%. The applicable interest rates on the existing Term A Loan, Initial Term B Loans and the Additional Term Loans were each increased by 0.50%. The existing Term A Loan now bears interest at LIBOR plus 3.75%, with a LIBOR floor of 2.25%, and the Initial Term B Loans and the Additional Term Loans now bear interest at LIBOR plus 4.00%, with a LIBOR floor of 2.25%. The applicable interest rate on loans under the revolving credit facility was increased by 0.25%. Loans under the revolving credit facility now bear interest at LIBOR plus 3.75%, with a LIBOR floor of 2.25%.

The loans and other obligations under the Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As of December 31, 2010 there were letters of credit totaling $1.5 million outstanding. As a result we had $248.5 million available under the revolving credit facility as of December 31, 2010. During the year ended December 31, 2010, we made optional prepayments aggregating $900.0 million of our term loan indebtedness under our Senior Secured Credit Facilities.

The Senior Secured Credit Facilities contain a financial covenant that requires the ratio of total indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of Holdings III (both as defined in the Senior Secured Credit Facilities) not to exceed certain levels. The Senior Secured Credit Facilities also contain a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the Senior Secured Credit Facilities) and other covenants that limit or restrict, among other things, the ability of Holdings III and certain of its subsidiaries to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. In addition, we may be required to make mandatory prepayments of our term loans based on our “excess cash flow”, as defined under the Senior Secured Credit Facilities. As of December 31, 2010, Holdings III was in compliance with all covenants under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of certain other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events, and invalidity of guarantees and security documents under the Senior Secured Credit Facilities.

The carrying amounts reported in our consolidated balance sheets as of December 31, 2010 and December 31, 2009 for our debt outstanding under our Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

Prior Senior Secured Credit Facilities

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCL, entered into our $1,790.0 million prior senior secured credit facilities with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. Our prior senior secured credit facilities consisted of $1,640.0 million of term loans (including $240.0 million of delayed-draw term loans) and a $150.0 million revolving credit facility, of which $30.0 million and $15.0 million were available for letters of credit and swing line loans, respectively, to WCC and WCCL. All of the outstanding debt under the prior senior secured credit facilities was repaid with a portion of the proceeds of the LEO Transaction in September 2009.

7.75% Notes

On August 20, 2010, we and certain of our subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750.0 million aggregate principal amount of 7.75% Notes, the Initial 7.75% Notes. The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by us and our subsidiaries that guarantee obligations under our Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes will be payable on March 15 and September 15 of each year, beginning on March 15, 2011.

On September 29, 2010, the Issuers issued an additional $500.0 million aggregate principal amount of 7.75% Notes at a premium of $10.0 million (the “Additional 7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by us to fund our $400.0 million upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The Additional

7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by us and by our subsidiaries that guarantee obligations under the Senior Secured Credit Facilities, subject to certain exceptions. The $10.0 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

8.75% Notes (Redeemed in full in February 2010)

On January 18, 2005, WCC, a wholly-owned U.S. subsidiary, issued $600.0 million aggregate principal amount of 8.75% Notes. The 8.75% Notes were guaranteed on a senior subordinated basis by us, Holdings III, WC Luxco S.à.r.l., Warner Chilcott Intermediate (Luxembourg) S.à.r.l., WC Pharmaceuticals I Limited, the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL. Interest payments on the 8.75% Notes were due semi-annually in arrears on each February 1 and August 1.

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its then remaining $380.0 million aggregate principal amount of outstanding 8.75% Notes. In connection with the Offer to Purchase, WCC purchased $290.5 million aggregate principal amount of the 8.75% Notes in December of 2009 for a total price of $304.3 million (104.75% of the principal amount), plus accrued and unpaid interest. Following WCC’s acceptance for purchase of $290.5 million aggregate principal amount of the 8.75% Notes on December 30, 2009, $89.5 million aggregate principal amount of the 8.75% Notes remained outstanding. In January of 2010, pursuant to the Offer to Purchase, WCC received and accepted for purchase approximately $2.0 million aggregate principal amount of additional 8.75% Notes. Finally on February 1, 2010, WCC redeemed all of the remaining outstanding 8.75% Notes in accordance with the indenture governing the 8.75% Notes. The redemption price for the redeemed 8.75% Notes was $1,043.75 per $1,000.00 principal amount plus accrued and unpaid interest. The premium recognized in the consolidated statement of operations as a result of the tender offer was $3.9 million for the year ended December 31, 2010.

Components of Indebtedness

As of December 31, 2010, our outstanding funded debt included the following (dollars in millions):

	Current Portion as of December 31, 2010	Long-Term Portion as of December 31, 2010	Total Outstanding as of December 31, 2010
Revolving credit facility	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	268.7	3,150.3	3,419.0
7.75% Notes (including $9.7 million unamortized premium)	1.3	1,258.4	1,259.7

Total	$270.0	$4,408.7	$4,678.7

As of December 31, 2010, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2011 through 2015 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2011	$268.7
2012	274.6
2013	292.6
2014	614.6
2015	1,476.9
Thereafter	1,741.6

Total long-term debt to be settled in cash	$4,669.0
7.75% Notes unamortized premium	9.7

Total long-term debt	$4,678.7

At the end of January 2011, we made optional prepayments of $200.0 million under the Senior Secured Credit Facilities.

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flows from the operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under our Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated open market transactions. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under our Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we in the future engage in strategic business transactions such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

The carrying amount reported for our long-term debt, other than our 7.75% Notes, approximates fair values as interest is incurred at variable rates and such rates re-price frequently. The fair value of the 7.75% Notes, based on available market quotes, was $1,225.0 million ($1,250.0 million book value) as of December 31, 2010.

Contractual Commitments

The following table summarizes our financial commitments as of December 31, 2010:

	Cash Payments due by Period
(dollars in millions)	Total	Less than 1 Year	From 1 to 3 Years	From 3 to 5 Years	More than 5 Years
Long-term debt:
Senior Secured Credit Facilities	$3,419.0	$268.7	$567.2	$2,091.5	$491.6
7.75% Notes	1,250.0	—	—	—	1,250.0
Interest payments on long-term debt(1)	1,509.9	295.6	543.8	406.8	263.7
Supply agreement obligations(2)	69.3	68.5	0.8	—	—
Lease obligations	36.7	10.4	12.0	7.6	6.7
Other	22.7	14.9	2.8	2.8	2.2

Total Contractual Obligations	$6,307.6	$658.1	$1,126.6	$2,508.7	$2,014.2

(1)	Interest payments reflect borrowing rates for our outstanding long-term debt as of December 31, 2010 and the mandatory future reductions of long-term debt. Based on our variable rate debt levels of $3,419.0 million as of December 31, 2010, a 1.0% change in interest rates would impact our annual interest payments by approximately $34.2 million to the extent such change exceeds the LIBOR floors, as applicable.
(2)	Supply agreement obligations consist of outstanding commitments for raw materials and commitments under non-cancelable minimum purchase requirements.

The table above does not include payments related to any of the items mentioned below.

Our liability for unrecognized tax benefits under ASC 740 is not included in the table above. The amounts which are expected to settle within the next twelve months are $9.5 million, and the amounts expected to be settled after twelve months are $77.3 million, including interest.

Product Development Agreements

In June 2006, PGP entered into an agreement with Watson under which PGP acquired the rights to certain products under development relating to transdermal delivery systems for testosterone for use in females. Under the product development agreement, which we acquired in connection with the PGP Acquisition, we may be required to make additional payments to Watson upon the achievement of various developmental milestones that could aggregate up to $25.0 million. Further, we agreed to pay a supply fee and royalties to Watson on the net sales of those products, if any.

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an up-front fee of $4.0 million which was included in R&D expense in the year ended December 31, 2007 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In the year ended December 31, 2010, we made a $1.0 million milestone payment to Paratek upon the achievement of a developmental milestone. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $ 23.5 million. In addition, we agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, we signed an agreement (the “Dong-A Agreement”) with Dong-A, to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of ED in the United States. We paid $2.0 million in connection with signing the Dong-A Agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, we paid $9.0 million to Dong-A, which was included in R&D expense for the year ended December 31, 2009, upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. We agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product for the United States and may make additional payments to Dong-A of up to $13.0 million upon the achievement of contractually-defined milestones in relation to the ED product. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

In February 2009, we acquired the U.S. rights to Apricus’ topically applied alprostadil cream for the treatment of ED and a prior license agreement between us and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, we paid Apricus an up-front payment of $2.5 million, which was included in R&D expense in the year ended December 31, 2009, and agreed to pay a milestone payment of $2.5 million to Apricus upon the FDA’s approval of the product’s New Drug Application. We are currently working to prepare our response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

In April 2010, we amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with BPH. As a result of the amendment we made an up-front payment to Dong-A of $20.0 million in April 2010. This amount was included in R&D expense for the year ended December 31, 2010. Under the amendment, we may make additional payments to Dong-A in an aggregate amount of up to $25.0 million upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. We also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

In August 2010, we and TaiGen amended our existing license agreement in connection with the completion of Phase II clinical trials to provide for the cross-licensing of the parties’ respective patent rights relating to NEMONOXACIN and the transfer to us of TaiGen’s related Investigational New Drug Application. Under the amended agreement, TaiGen has exclusive development, manufacture and commercialization rights in certain Asian countries, and we have development, manufacture and commercialization rights in all other markets, including the United States, Europe and Japan. As a result of the amendment, we made an up-front payment to TaiGen of $5.0 million in August 2010, which was included in R&D expense for the year ended December 31, 2010. Under the terms of the amended agreement, we may make additional payments to TaiGen in an aggregate amount of up to $25.0 million upon the achievement of contractually-defined milestones, and we also agreed to pay TaiGen a royalty on our net sales of NEMONOXACIN, if any.

Collaboration Agreements

We and Sanofi are parties to the Collaboration Agreement pursuant to which we co-promote ACTONEL on a global basis, excluding Japan. ATELVIA, our next generation risedronate sodium delayed-release product approved by the FDA in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement. Pursuant to the Collaboration Agreement, a joint oversight committee, comprised of equal representation from us and Sanofi, is responsible for overseeing the development and promotion of ACTONEL. Our and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, we and Sanofi share selling and A&P costs as well as product profits based on contractual percentages. In the geographic markets where we are deemed to be the principal in transactions with customers, we recognize all revenues from sales of the product along with the related product costs. Our share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where we are not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. As discussed above, in April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these jurisdictions. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration payments between the parties, payments from us based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Collaboration Agreement.

We have exercised our right to terminate a tablet supply agreement with Sanofi, effective May 2012, pursuant to which a portion of our ACTONEL product requirements are manufactured and supplied by Sanofi. We are currently engaged in discussions with Sanofi as to the impact of the termination of such agreement on the Collaboration Agreement, including whether the Collaboration Agreement now terminates in mid-2012 or on the previously disclosed expiration date of January 1, 2015. To the extent we are unable to reach an agreement with Sanofi in these discussions, the parties may seek resolution pursuant to the arbitration provisions of the Collaboration Agreement. For a discussion of the Collaboration Agreement, see “Part I. Item 1. Business - Alliance with Sanofi.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

See “Note 2” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition in Financial Statements (“ASC 605”). Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. Changes in the conditions used to make these judgments could have a material impact on our results of operations. Management does not believe that the assumptions which underlie its estimates are reasonably likely to change in the future. Revenue from product sales is recognized when title and risk of loss to the product transfers to our customers, which is based on the transaction’s shipping terms. Based on the above criteria, revenue is generally recognized when the product is received by the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. We warrant products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of trade discounts, sales returns, commercial and government rebates, customer loyalty card programs and fee for service arrangements with certain distributors. Revenues associated with royalty revenues are recognized based on a percentage of sales reported by third parties. Other revenues recognized include service revenues based on a contractual fee.

As part of our revenue recognition policies, we estimate the items that reduce our gross sales to net sales. We establish accruals for these contra revenues in the same period that we recognize the related sales. In 2010, our two most significant sales-related deductions were product rebates given to commercial and government customers and customer loyalty card programs.

In the U.S., we record provisions for pharmaceutical Medicaid, Medicare, government and managed care rebates based upon our historical experience of rebates paid, contractual terms and actual prescriptions written. We apply the historical experience to the respective period’s sales to determine the ending accrual and related contra revenue amount. This estimated provision is evaluated regularly to ensure that the historical trends are as current as practicable as well as to factor in changes relating to new products, contractual terms, discount rates, selling price changes, pipeline movements, generic launches, and regulatory changes. When new regulatory changes impact our rebates we estimate the impact based on the application of historical data to the provisions of the new requirements. As appropriate, we will adjust the estimated discounts to better match our current experience or our expected future experience.

In the U.S., we offer customer loyalty card programs on our key products, the most significant of which are DORYX 150 mg and LOESTRIN 24 FE. These customer loyalty programs either “cap” the per prescription co-pay amount paid by our ultimate customers or, more recently, reduce the amount paid by our ultimate customers. The costs incurred by us in connection with the customer loyalty programs are considered sales-related deductions which reduce reported net sales. We estimate the accruals for these programs, based on estimated redemption rates, costs per redemption, contractual program terms and other historical data.

We account for product returns in accordance with ASC 605, by establishing an accrual in an amount equal to our estimate of the portion of sales that are expected to be returned for credit in a future period. For established products, we estimate the sales return accrual primarily based on historical experience regarding actual sales returns but we also consider other factors that could cause future sales returns to deviate from historical levels. These factors include levels of inventory in the distribution channel, estimated remaining shelf life of products sold or in the distribution channel, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of new competitive products. We consider all of these factors and adjust the accrual periodically throughout each quarter to reflect actual experience and changes in expectations. The accruals needed for future returns of new products are estimated based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category.

Other sales related deductions primarily represent cash discounts and rebates to government agencies, wholesalers and distributors with respect to our pharmaceutical products. These deductions represent estimates of the related obligations which requires judgment and knowledge of market conditions and practice when estimating the impact of these sales deductions on gross sales for a reporting period. These estimates and types of sales related deductions vary depending on the region.

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

The movement in our sales-related reserve accounts for the periods presented is as follows:

	Returns	Other Government Rebates	Cash Discounts	Wholesaler Rebates	Customer Loyalty Programs	Managed Care	Medicare	Other	Total
December 31, 2007 Balance	$49.2	$6.5	$1.4	$5.3	$1.8	$—	$—	$2.0	$66.2

Current provision related to sales(1)	62.7	20.1	21.1	22.0	16.8	0.9	—	28.4	172.0
Current processed returns/rebates	(50.6)	(17.8)	(20.6)	(22.0)	(12.9)	—	—	(24.8)	(148.7)

December 31, 2008 Balance	$61.3	$8.8	$1.9	$5.3	$5.7	$0.9	$—	$5.6	$89.5

Current provision related to sales(1)(2)	53.5	42.3	32.1	31.6	125.2	46.1	9.8	37.5	378.1
PGP acquired reserves	37.0	27.3	3.2	11.4	—	74.3	43.0	11.8	208.0
Current processed returns/rebates	(45.4)	(28.8)	(31.6)	(31.8)	(86.0)	(31.0)	(10.7)	(35.2)	(300.5)

December 31, 2009 Balance	$106.4	$49.6	$5.6	$16.5	$44.9	$90.3	$42.1	$19.7	$375.1

Current provision related to sales(1)	80.5	153.1	64.3	54.5	282.1	219.7	94.7	86.0	1,034.9
Current processed returns/rebates	(57.3)	(98.0)	(64.2)	(54.3)	(256.3)	(202.6)	(94.2)	(97.8)	(924.7)

December 31, 2010 Balance	$129.6	$104.7	$5.7	$16.7	$70.7	$107.4	$42.6	$7.9	$485.3

(1)	Adjustments of estimates to actual results were less than 1.0% of net sales for each of the periods presented.

(2)	Includes amounts recorded as part of gain on sale of assets in connection with the LEO Transaction.

We consider information from external sources in developing our estimates of gross to net sales adjustments. We purchase prescription data for our key products, which we use to estimate the market demand. We have access to the actual levels of inventory held by three of our major U.S. customers (which aggregate approximately 58% of our global sales for the year ended December 31, 2010). We also informally gather information from other sources to attempt to monitor the movement of our products through the wholesale and retail channels. We combine this external data with our own internal reports to estimate the levels of inventories of our products held in the wholesale and retail channels as this is a significant factor in determining the adequacy of our sales-related reserves. Our estimates are subject to inherent limitations that rely on third-party information, as certain third-party information is provided in the form of estimates, and reflects other limitations including lags between the date which third-party information is generated and the date on which we receive third-party information.

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

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets constitute a substantial portion of our total assets. As of December 31, 2010, goodwill represented approximately 18% of our total assets and intangible assets represented approximately 53% of our total assets. Goodwill is associated with one of our two reporting units, while intangible assets are split between the two reporting units.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. We periodically evaluate goodwill for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Goodwill is tested for impairment at the reporting unit level in accordance with ASC 350, “Intangibles—Goodwill and other” (“ASC 350”), which, for us, is one reporting unit. In order to perform the impairment analysis, management makes key assumptions regarding future cash flows used to measure the fair value of the entity. These assumptions include discount rates, our future earnings and, if needed, the fair value of our assets and liabilities. In estimating the value of our intangible assets, as well as goodwill, management has applied a discount rate of approximately 12%, our estimated weighted average cost-of-capital, to the estimated cash flows. Our cash flow model used a 5-year forecast with a terminal value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. Any resulting impairment could affect our financial condition and results of operations. We completed our annual test during the quarter ended December 31, 2010 and no impairment charge resulted.

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

Indefinite-Lived Intangible Assets

We have a Warner Chilcott trademark with an indefinite life, which is not amortized. However, the carrying value would be adjusted if it were determined that the fair value had declined. The impairment test is performed on an annual basis, or more frequently if necessary, and utilizes the same key assumptions as those described above for our definite-lived assets. In addition, if future events occur that warrant a change to a definite life, the carrying value would then be amortized prospectively over the estimated remaining useful life. We completed our annual test during the quarter ended December 31, 2010 and no impairment charge resulted.

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

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax rules in various jurisdictions. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent likely to be realized. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. If the estimate of tax liabilities was less than the ultimate assessment, then an additional charge to expense would result. If payment of these amounts is ultimately less than the recorded amounts, then the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary.

Litigation

We are involved in various legal proceedings in the normal course of our business, including product liability and other litigation and contingencies. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. See “Note 19” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 included elsewhere in this Annual Report for a description of our significant current legal proceedings.

Business Combinations

The acquisition method of accounting as defined in ASC Topic 805 “Business Combinations,” (“ASC 805”), uses the fair value concepts defined in ASC Topic 820 “Fair Value Measurements and Disclosures,” (“ASC 820”), which we have adopted in the required periods.

We value most assets acquired and liabilities assumed in a business purchase combination at their fair values as of the acquisition date. Fair value measurements can be highly subjective and the reasonable application may result in a range of alternative estimates using the same facts and circumstances.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at December 31, 2010.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $3,419.0 million as of December 31, 2010, a 1.0% change in interest rates would impact net interest expense by approximately $8.5 million per quarter. In addition, most of our indebtedness outstanding under our Senior Secured Credit Facilities is subject to a LIBOR floor of 2.25%. Currently LIBOR rates are below the floor of 2.25% and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the floor of 2.25%.

Foreign Currency Risk

As a result of the PGP Acquisition, a significant portion of our earnings and assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). In addition we have intercompany financing arrangements between our entities, certain of which may be denominated in a currency other than the entities functional currency. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate changes.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the years ended December 31, 2010, 2009 and 2008.

Item  8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 17, 2011.

Item 11. Executive Compensation.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 17, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 17, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 17, 2011.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 17, 2011.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements listed in the Index to the Consolidated Financial Statements, filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits listed at the end of this Annual Report are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

WARNER CHILCOTT PLC

By:	/S/ ROGER M. BOISSONNEAULT
Name:	Roger M. Boissonneault
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/S/ PAUL HERENDEEN
Name:	Paul Herendeen
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2011.

Signature	Title

/S/ ROGER M. BOISSONNEAULT Roger M. Boissonneault	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ PAUL HERENDEEN Paul Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ TODD M. ABBRECHT Todd M. Abbrecht	Director

/S/ JAMES H. BLOEM James H. Bloem	Director

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/S/ LIAM M. FITZGERALD Liam M. Fitzgerald	Director

/S/ JOHN A. KING John A. King	Director

/S/ STEPHEN P. MURRAY Stephen P. Murray	Director

/S/ PATRICK O’SULLIVAN Patrick O’Sullivan	Director

Exhibit No.	Description

2.1	Implementation Agreement, dated October 27, 2004, among the Consortium Members (as defined therein), Waren Acquisition Limited and Warner Chilcott PLC and Second Supplemental Agreement thereto, dated November 16, 2004 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation on July 18, 2005, Registration Number 333-12666 (the “Warner Chilcott Holdings Company III S-4”))

2.2	Purchase Agreement, dated as of August 24, 2009, between The Procter & Gamble Company and Warner Chilcott plc (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on August 24, 2009 (the “Warner Chilcott August 24, 2009 8-K”))

2.3	Transition Services Agreement effective as of October 30, 2009 between Warner Chilcott plc and The Procter & Gamble Company (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K filed by Warner Chilcott plc on March 1, 2010, for the year ended December 31, 2009 (the “Warner Chilcott 2009 10-K”))

2.4	Asset Purchase Agreement dated as of September 23, 2009 among LEO Pharma A/S, LEO Laboratories Ltd., Warner Chilcott plc, Warner Chilcott Company, LLC and Warner Chilcott (US), LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on September 23, 2009)

2.5	Asset Purchase Agreement dated as of September 23, 2010 among Novartis Pharmaceuticals Corporation, Novartis Pharma AG, Warner Chilcott Company, LLC and Warner Chilcott plc (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on September 27, 2010 (the “Warner Chilcott September 27, 2010 8-K”))

3.1	Memorandum and Articles of Association of Warner Chilcott plc (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009 (the “Warner Chilcott August 21, 2009 8-K12G3”))

4.1	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (the “Amended and Restated Shareholders Agreement”) (incorporated herein by reference to Exhibit 4.3 to the Warner Chilcott Holdings Company III S-4)

4.2	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.4 to the Warner Chilcott Holdings Company III S-4)

4.3	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.5 to the Warner Chilcott Holdings Company III S-4)

4.4	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen (incorporated herein by reference to Exhibit 4.6 to the Warner Chilcott Holdings Company III S-4)

4.5	Second Amendment to the Amended and Restated Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Amended and Restated Management Shareholders Agreement, dated as of March 31, 2005 (incorporated herein by reference to Exhibit 4.3 to the Warner Chilcott August 21, 2009 8-K12G3)

Exhibit No.	Description

4.6	Waiver of the Amended and Restated Shareholders Agreement, dated November 24, 2009, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on November 24, 2009)

4.7	First Amendment to the Management Shareholders Agreement, dated as of September 17, 2007, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Management Shareholders Agreement, dated as of March 28, 2005 (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 filed by Warner Chilcott plc on November 13, 2009 (the “Warner Chilcott November 13, 2009 S-3”))

4.8	Second Amendment to the Management Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Management Shareholders Agreement, dated as of March 28, 2005 (incorporated herein by reference to Exhibit 4.4 to the Warner Chilcott August 21, 2009 8-K12G3)

4.9	Form of Share Certificate (incorporated herein by reference to Exhibit 4.5 to the Warner Chilcott August 21, 2009 8-K12G3)

4.10	Indenture, dated as of August 20, 2010, between Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Warner Chilcott plc on August 24, 2010 (the “Warner Chilcott August 24, 2010 8-K”)

10.1	Securities Purchase Agreement, dated January 18, 2005 by and among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Bain Capital Integral Investors II, L.P., BCIP Trust Associates III, and BCIP Trust Associates III-B, DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman II), L.P., J.P. Morgan Partners Global Investors A, L.P., Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee Parallel (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Cayman Fund V, L.P., Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees Securities Company II LLC, Putnam Investments Holdings, LLC, Thomas H. Lee Investors Limited Partnership, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V., AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V., Filbert Investment Pte Ltd and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.2 to the Warner Chilcott Holdings Company III S-4)

10.2	Purchase and Sale Agreement, dated as of May 3, 2004, among Pfizer Inc., Pfizer Pharmaceuticals LLC, Galen Holdings Public Limited Company and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott Holdings Company III S-4)

10.3	Option and License Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott Holdings Company III S-4)

Exhibit No.	Description

10.4	Finished Product Supply Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to Exhibit 10.5 to the Warner Chilcott Holdings Company III S-4)

10.5	Transaction Agreement by and between Galen Holdings PLC and Warner Chilcott PLC, dated May 4, 2000 (incorporated herein by reference to Exhibit 2.1 to Warner Chilcott PLC’s Current Report on Form 8-K filed on May 15, 2000, Commission File No. 000-29364)

10.6	Estrace Transitional Support and Supply Agreement between Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated herein by reference to Exhibit 10.2 to Warner Chilcott PLC’s Current Report on Form 8-K filed on February 29, 2000, Commission File No. 000-29364 (the “Warner Chilcott PLC February 29, 2000 8-K”))

10.7	Ovcon Transitional Support and Supply Agreement between Bristol-Myers Squibb Laboratories Company and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott PLC February 29, 2000 8-K)

10.8	Asset Purchase Agreement between Bristol-Myers Squibb Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10.8 to Galen Holdings PLC’s Form F-1 filed on July 2, 2001, Commission File No. 333-64324 (the “Galen Holdings July 2, 2001 F-1”))

10.9	Supply Agreement between Bristol-Myers Squibb Laboratories Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10.9 to the Galen Holdings July 2, 2001 F-1)

10.10	Assignment, Transfer and Assumption Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated herein by reference to Exhibit 4.28 to Galen Holdings PLC’s Annual Report on Form 20-F filed on January 2, 2003 for the year ended September 30, 2002, Commission File No. 333-12634)

10.11	Manufacturing Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated herein by reference to Exhibit 4.30 to Galen Holdings PLC’s Annual Report on Form 20-F filed on December 31, 2003 for the year ended September 30, 2003, Commission File No. 333-12634) (the “Galen Holdings’ 2002-2003 20-F”))

10.12	Purchase and Sale Agreement (OCS) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated herein by reference to Exhibit 4.31 to the Galen Holdings’ 2002-2003 20-F)

10.13	Purchase and Sale Agreement (Femhrt) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated herein by reference to Exhibit 4.32 to the Galen Holdings’ 2002-2003 20-F)

10.14	Transitional Supply Agreement, dated March 27, 2003, between Galen (Chemicals) Limited and Pfizer Inc. (incorporated herein by reference to Exhibit 4.33 to the Galen Holdings’ 2002-2003 20-F)

10.15	Manufacturing Agreement, dated as of September 24, 1997, by and between Duramed Pharmaceuticals, Inc. and Warner-Lambert Company (assigned to Galen (Chemicals) Limited pursuant to the Purchase and Sale Agreement (Femhrt), among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003) (incorporated herein by reference to Exhibit 4.40 to the Galen Holdings’ 2002-2003 20-F)

Exhibit No.	Description

10.16	Business Purchase Agreement for the Sale and Purchase of the Business and Assets of Ivex Pharmaceuticals Limited, among Ivex Pharmaceuticals Limited, Galen Holdings, PLC, Gambro Northern Ireland Limited and Gambro BCT, Inc, dated April 28, 2004 (incorporated herein by reference to Exhibit 10.22 to the Warner Chilcott Holdings Company III S-4)

10.17	Purchase and Sale Agreement among Galen Holdings PLC, Nelag Limited, Galen Limited and Galen (Chemicals) Limited, dated April 28, 2004 (incorporated herein by reference to Exhibit 10.23 to the Warner Chilcott Holdings Company III S-4)

10.18	Purchase and Sale Agreement among Galen Limited, Galen Holdings PLC, Galen (Chemicals) Limited and Nelag Limited, dated April 27, 2004 (incorporated herein by reference to Exhibit 10.24 to the Warner Chilcott Holdings Company III S-4)

10.19	Third Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Roger M. Boissonneault (incorporated herein by reference to Exhibit 10.1 to Warner Chilcott plc’s Quarterly Report on Form 10-Q filed on November 10, 2008 for the quarter ended September 30, 2008 (the “Warner Chilcott November 10, 2008 10-Q”))

10.20	Second Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and W. Carl Reichel (incorporated herein by reference to Exhibit 10.2 to the Warner Chilcott November 10, 2008 10-Q)

10.21	Second Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Anthony Bruno (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott November 10, 2008 10-Q)

10.22	Employment Agreement, dated as of October 20, 2009, between Warner Chilcott plc and Mahdi Fawzi (incorporated by reference to Exhibit 10.26 of the Warner Chilcott 2009 10-K)

10.23	Amended and Restated Employment Agreement, dated as of November 7, 2008, between Warner Chilcott (US), LLC and Paul Herendeen (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott November 10, 2008 10-Q)

10.24	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company Inc. and Pfizer Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on August 11, 2006, Commission File No. 333-126660)

10.25	Waiver, dated September 25, 2006, to Section 3.1, Section 3.3 and Section 3.5(b) of the Option and License Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 and to Section 2.1 of the Finished Product Supply Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 (incorporated herein by reference to Exhibit 10.41 to the Warner Chilcott Holdings S-1)

10.26	Form of Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039 (the “Warner Chilcott 2006 10-K”)

10.27	Form of Share Option Award Agreement (incorporated herein by reference to Exhibit 10.51 to the Warner Chilcott 2006 10-K)

10.28	Form of Bonus Share Award Agreement (incorporated herein by reference to Exhibit 10.52 to the Warner Chilcott 2006 10-K)

Exhibit No.	Description

10.29	Form of Management Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.53 to the Warner Chilcott 2006 10-K)

10.30	Form of Strip Grant Agreement (incorporated herein by reference to Exhibit 10.54 to the Warner Chilcott 2006 10-K)

10.31	Form of 2005 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.55 to the Warner Chilcott 2006 10-K)

10.32	Settlement and License Agreement dated as of January 9, 2009, by and among Warner Chilcott Company, LLC (f/k/a/ Warner Chilcott Company, Inc.), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (incorporated herein by reference to Exhibit 10.2 to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on August 7, 2009 for the quarter ended June 30, 2009 (the “Warner Chilcott Limited August 7, 2009 10-Q”))

10.33	Warner Chilcott Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Warner Chilcott August 21, 2009 8-K12G3)

10.34	First Amendment to the Warner Chilcott Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on May 17, 2010)

10.35	Deed Poll of Assumption relating to Equity Incentive Plan, dated as of August 20, 2009 (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott August 21, 2009 8-K12G3)

10.36	Form of Warner Chilcott Equity Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.48 of the Warner Chilcott 2009 10-K)

10.37	Form of Warner Chilcott Equity Incentive Plan Share Award Agreement (incorporated by reference to Exhibit 10.49 of the Warner Chilcott 2009 10-K)

10.38	Form of Warner Chilcott Equity Incentive Plan Share Option Award Agreement (incorporated by reference to Exhibit 10.50 of the Warner Chilcott 2009 10-K)

10.39*	Form of Warner Chilcott Equity Incentive Plan Restricted Share Unit Award Agreement

10.40*	Form of Warner Chilcott Equity Incentive Plan Restricted Share Award Agreement

10.41*	Form of Warner Chilcott Equity Incentive Plan Share Option Award Agreement

10.42*	Form of Warner Chilcott Equity Incentive Plan Performance Restricted Share Unit Award Agreement

10.43*	Form of Warner Chilcott Equity Incentive Plan Performance Restricted Share Award Agreement

10.44*	Form of Warner Chilcott Equity Incentive Plan Director Share Option Award Agreement

10.45	Warner Chilcott P&G Pharmaceuticals Business Transaction and Integration Incentive Program (incorporated by reference to Exhibit 10.51 of the Warner Chilcott 2009 10-K)

10.46	Warner Chilcott Management Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Warner Chilcott August 21, 2009 8-K12G3)

10.47	Deed Poll of Assumption relating to Management Incentive Plan, dated as of August 20, 2009 (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott August 21, 2009 8-K12G3)

10.48	Purchase Agreement, dated August 12, 2010, among Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, Warner Chilcott plc, certain subsidiaries of Warner Chilcott plc and Banc of America Securities LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on August 16, 2010)

10.49	Purchase Agreement dated as of September 24, 2010 among Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, Warner Chilcott plc, certain subsidiaries of Warner Chilcott plc and Banc of America Securities LLC (incorporated by reference to the Warner Chilcott September 27, 2010 8-K)

Exhibit No.	Description

10.50	Credit Agreement, dated as of October 30, 2009, among Warner Chilcott Holdings Company III, Limited, WC Luxco S.à r.l., Warner Chilcott Corporation, Warner Chilcott Company, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the lenders thereunder (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on November 2, 2009)

10.51	Amendment No. 1 to Credit Agreement, dated as of December 16, 2009, among Warner Chilcott Holdings Company III, Limited, WC Luxco S.à r.l., Warner Chilcott Corporation, Warner Chilcott Company, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on December 18, 2009)

10.52	Amendment No. 2 to Credit Agreement, dated as of August 20, 2010, among WC Luxco S.à r.l., Warner Chilcott Corporation and Warner Chilcott Company, LLC, as borrowers, the guarantors named therein, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch as agent for the lenders (incorporated by reference to the Warner Chilcott August 24, 2010 8-K)

10.53+	Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc. (the “Sanofi Collaboration Agreement”) (incorporated by reference to Exhibit 10.57 of the Warner Chilcott 2009 10-K)

10.54+	Amendment Agreement to the Collaboration Agreement, dated December 19, 2007, by and between The Procter & Gamble Company and Procter & Pharmaceuticals and Sanofi-Aventis U.S. LLC, as successor in interest to Aventis Pharmaceuticals, Inc. (the “Sanofi Amendment Agreement”) (incorporated by reference to Exhibit 10.58 of the Warner Chilcott 2009 10-K)

10.55+	Amendment to the Sanofi Amendment Agreement, dated October 9, 2008, by and between The Procter & Gamble Company and Procter & Pharmaceuticals and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.59 of the Warner Chilcott 2009 10-K)

10.56+	U.S. Amendment Agreement, effective April 1, 2010, by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC, to the Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between Warner Chilcott Company, LLC (as assignee of the Proctor & Gamble Company and Proctor & Gamble Pharmaceuticals, Inc.) and Sanofi-Aventis U.S. LLC (as successor in interest to Aventis Pharmaceuticals, Inc.) (incorporated herein by reference to Exhibit 10.1 to Warner Chilcott plc’s Quarterly report on Form 10-Q filed on May 7, 2010 for the quarter ended March 31, 2010)

10.57	Form of Indemnification Agreement for directors and Secretary of Warner Chilcott plc (incorporated herein by reference to Exhibit 10.5 to the Warner Chilcott August 21, 2009 8-K12G3)

10.58*+	Contract Manufacturing Services Agreement, dated as of January 30, 2006, between Procter & Gamble Pharmaceuticals, SARL and OSG Norwich Pharmaceuticals, Inc. (the “CMSA”)

10.59*+	Letter Agreement, dated as of September 11, 2006, between Procter & Gamble Pharmaceuticals, SARL and OSG Norwich Pharmaceuticals, Inc., amending the CMSA

10.60*	Letter Agreement, dated as of April 20, 2010, between Warner Chilcott Company, LLC and Norwich Pharmaceuticals, Inc., amending the CMSA

10.61*+	Letter Agreement, dated as of December 21, 2010, between Warner Chilcott Company, LLC and Norwich Pharmaceuticals, Inc., amending the CMSA

Exhibit No.	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Warner Chilcott’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ (Deficit) / Equity, (iv) the Consolidated Statements of Comprehensive Income / (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Warner Chilcott Public Limited Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ (deficit) / equity, of comprehensive (loss) and of cash flows present fairly, in all material respects, the financial position of Warner Chilcott Public Limited Company and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, NJ

February 25, 2011

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

	As of December 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$401,807	$539,006
Accounts receivable, net	368,537	339,753
Inventories, net	119,497	236,203
Deferred income taxes	134,419	99,834
Prepaid income taxes	49,385	5,493
Prepaid expenses and other current assets	103,395	131,225

Total current assets	1,177,040	1,351,514

Other assets:
Property, plant and equipment, net	235,709	177,825
Intangible assets, net	3,016,741	3,302,386
Goodwill	1,028,550	1,060,644
Non-current deferred income taxes	27,863	15,630
Other non-current assets	166,086	146,115

Total assets	$5,651,989	$6,054,114

LIABILITIES
Current liabilities:
Accounts payable	$98,525	$168,477
Accrued expenses and other current liabilities	730,830	668,803
Income taxes payable	22,965	55,870
Deferred income taxes	1,211	175
Current portion of long-term debt	269,911	208,960

Total current liabilities	1,123,442	1,102,285

Other liabilities:
Long-term debt, excluding current portion	4,408,753	2,830,500
Non-current deferred income taxes	70,335	130,592
Other non-current liabilities	115,101	101,644

Total liabilities	5,717,631	4,165,021

Commitments and contingencies (see Notes 15 and 19)	—	—

SHAREHOLDERS’ (DEFICIT)/EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 252,527,004 and 251,594,687 shares issued and outstanding	2,525	2,516
Additional paid-in capital	9,805	2,066,202
Accumulated deficit	(62,327)	(175,718)
Accumulated other comprehensive (loss)	(15,645)	(3,907)

Total shareholders’ (deficit) / equity	(65,642)	1,889,093

Total liabilities and shareholders’ (deficit) / equity	$5,651,989	$6,054,114

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

	Year Ended December 31,
	2010	2009	2008
REVENUE:
Net sales	$2,803,621	$1,384,605	$918,992
Other revenue	170,861	51,211	19,133

Total revenue	2,974,482	1,435,816	938,125
COSTS, EXPENSES AND OTHER:
Cost of sales (excludes amortization and impairment of intangible assets)	492,801	320,278	198,785
Selling, general and administrative	1,090,351	436,384	192,650
(Gain) on sale of assets	—	(393,095)	—
Research and development	146,506	76,737	49,956
Amortization of intangible assets	652,920	312,172	223,913
Impairment of intangible assets	—	—	163,316
Interest expense, net	284,448	124,617	93,116

INCOME BEFORE TAXES	307,456	558,723	16,389
Provision for income taxes	136,484	44,605	24,746

NET INCOME / (LOSS)	$170,972	$514,118	$(8,357)

Earnings / (Loss) Per Share:
Basic	$0.68	$2.05	$(0.03)
Diluted	$0.67	$2.05	$(0.03)

Dividends Per Share	$8.50	$—	$—

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) / EQUITY

(All amounts in thousands except share amounts)

	Number of Ordinary shares	Common Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Total
Balance as of December 31, 2007	250,583,711	$2,506	$2,047,164	$(681,479)	$(7,441)	$(6,330)	$1,354,420

Net (loss)	—	—	—	(8,357)	—	—	(8,357)
Stock compensation	191,720	2	7,925	—	—	—	7,927
Purchase of treasury shares	(22,268)	—	—	—	—	(22)	(22)
Exercise of non-qualified options to purchase Ordinary Shares	28,815	—	432	—	—	—	432
Other comprehensive (loss)	—	—	—	—	(4,480)	—	(4,480)

Balance as of December 31, 2008	250,781,978	$2,508	$2,055,521	$(689,836)	$(11,921)	$(6,352)	$1,349,920

Net income	—	—	—	514,118	—	—	514,118
Stock compensation	554,065	5	13,067	—	—	—	13,072
Retirement of treasury stock	—	—	(6,352)	—	—	6,352	—
Exercise of non-qualified options to purchase Ordinary Shares	258,644	3	3,966	—	—	—	3,969
Other comprehensive income	—	—	—	—	8,014	—	8,014

Balance as of December 31, 2009	251,594,687	$2,516	$2,066,202	$(175,718)	$(3,907)	$—	$1,889,093

Net income	—	—	—	170,972	—	—	170,972
Stock compensation	335,376	3	21,496	—	—	—	21,499
Special dividend paid to shareholders ($8.50 per share)	—	—	(2,086,740)	(57,581)	—	—	(2,144,321)
Exercise of non-qualified options to purchase Ordinary Shares	596,941	6	8,847	—	—	—	8,853
Other comprehensive (loss)	—	—	—	—	(11,738)	—	(11,738)

Balance as of December 31, 2010	252,527,004	$2,525	$9,805	$(62,327)	$(15,645)	$—	$(65,642)

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net Income / (Loss)	$170,972	$514,118	$(8,357)
Other comprehensive income / (loss):
Cumulative translation adjustment	(16,153)	(4,268)	(5,362)
Unrealized gain on interest rate swaps (net of tax of $0, $(174) and $365, respectively)	—	8,513	882
Actuarial gains related to defined benefit plans (net of tax of $2,086, $1,577 and $0, respectively)	4,415	3,769	—

Total other comprehensive income / (loss)	(11,738)	8,014	(4,480)

Comprehensive Income / (Loss)	$159,234	$522,132	$(12,837)

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$170,972	$514,118	$(8,357)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	34,654	14,727	11,275
Amortization of intangible assets	652,920	312,172	223,913
Impairment of intangible assets	—	—	163,316
Write-off of fair value step-up on acquired inventories	105,504	73,493	—
(Gain) on sale of assets	—	(393,095)	—
Provision for inventory obsolescence	13,001	11,540	14,730
Deferred income taxes	(20,956)	(67,877)	(16,307)
Amortization of deferred loan costs	64,977	30,306	9,480
Stock-based compensation expense	21,499	13,072	7,927
Changes in assets and liabilities:
Decrease / (increase) in accounts receivable, prepaid and other assets	9,599	(17,125)	(15,234)
(Increase) in inventories	(8,400)	(7,992)	(18,475)
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(66,209)	(14,314)	6,811
(Decrease) / increase in income taxes and other, net	(30,122)	35,665	(65,797)

Net cash provided by operating activities	947,439	504,690	313,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(402,900)	(11,600)	(51,600)
Purchase of business, net of cash acquired (Note 3)	—	(2,869,378)	—
Proceeds from the sale of assets (Note 4)	—	1,000,000	—
Capital expenditures	(95,038)	(44,014)	(20,314)

Net cash (used in) investing activities	(497,938)	(1,924,992)	(71,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for Special Dividend	(2,137,812)	—	—
Term borrowings under Senior Secured Credit Facilities	1,500,000	2,950,000	—
Proceeds from issuance of 7.75% senior notes due 2018 (“7.75% Notes”), including premium	1,260,000	—	—
Redemption of 8.75% senior subordinated notes due 2015 (“8.75% Notes”)	(89,460)	(290,540)	(8,887)
Payments for loan costs	(83,691)	(155,081)	—
Term repayments under Senior Secured Credit Facilities	(1,031,336)	—	—
Term repayments under Prior Senior Secured Credit Facilities	—	(582,557)	(227,682)
Proceeds from the exercise of non-qualified options to purchase ordinary shares	7,800	3,969	432
Other	(339)	395	(101)

Net cash (used in) / provided by financing activities	(574,838)	1,926,186	(236,238)

Effect of exchange rates on cash and cash equivalents	(11,862)	(2,784)	—

Net (decrease) / increase in cash and cash equivalents	(137,199)	503,100	5,130
Cash and cash equivalents, beginning of period	539,006	35,906	30,776

Cash and cash equivalents, end of period	$401,807	$539,006	$35,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$196,819	$104,678	$87,901
Cash paid for income taxes	$179,420	$71,601	$99,466
SCHEDULE OF NONCASH ACTIVITIES:
Increase in fair value of interest rate swaps, net	$—	$8,513	$882

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements

(All amounts in the thousands except share amounts, per share amounts or unless otherwise noted)

1. The Company

Warner Chilcott Public Limited Company is an Irish public limited company, which together with its wholly-owned subsidiaries (collectively, “Warner Chilcott,” or the “Company”) has operations in the United States (“U.S.”), Puerto Rico, the United Kingdom (“UK”), the Republic of Ireland, Australia, Canada and many Western European countries. These consolidated financial statements include the accounts of Warner Chilcott Public Limited Company and all of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). As further discussed in “Note 3”, these financial statements reflect the results of operations of The Procter & Gamble Company’s (“P&G”) global branded prescription pharmaceutical business (“PGP”) subsequent to the Company’s October 30, 2009 acquisition of PGP. The Company’s fiscal year ends on December 31.

Prior to August 2009, the Company’s consolidated financial statements presented the accounts of Warner Chilcott Limited, a Bermuda company, and all of its wholly-owned subsidiaries. In August 2009, the Company completed its redomestication from Bermuda to Ireland. As a result of the transaction, Warner Chilcott Public Limited Company, a public limited company organized in, and a tax resident of, Ireland, became the ultimate public holding company of the Warner Chilcott group. References throughout to “we”, “our” or the “Company” refer to Warner Chilcott Limited and its subsidiaries prior to the redomestication and to Warner Chilcott plc and its subsidiaries since the redomestication. In addition, references throughout this Annual Report on Form 10-K (“Annual Report”) and the Notes to the Consolidated Financial Statements to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the redomestication and to the Company’s ordinary shares, par value $0.01 per share, since the redomestication. The redomestication did not have an impact on the Company’s financial position, results of operations or cash flows in any periods presented.

The Company is a leading global specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments of the North American and Western European pharmaceuticals markets. The Company is fully integrated with internal resources dedicated to the development, manufacture and promotion of its products. The Company’s portfolio of pharmaceutical products is promoted primarily in North America and Western Europe by the Company’s sales and marketing organization. The Company has manufacturing capabilities in Fajardo and Manati, Puerto Rico, Larne, Northern Ireland and Weiterstadt, Germany.

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

Acquisitions

The consolidated financial statements reflect the acquisition of an acquired business, including the acquisition of PGP, after the completion of the acquisition. The Company accounts for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their fair values. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill. When the Company has acquired net assets that do not constitute a business under U.S. GAAP, no goodwill has been recognized.

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

Foreign Currency

The Company has operations in the U.S., Puerto Rico, UK, Republic of Ireland, Australia, Canada and many Western European countries. The results of its non-U.S. operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in Shareholders’ equity and are included as a component of other comprehensive income / (loss).

The Company realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. These gains / (losses) are included as a component of selling, general and administrative expenses (“SG&A”).

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of the collection of a fixed amount of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related sales based on select criteria for estimating such contra revenues including, but not limited to: estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. Included in net sales are amounts earned under contract manufacturing agreements with third parties.

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and P&G, the Company acquired PGP for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). As a result of the PGP Acquisition, the Company began to offer Medicare rebates and assumed significant managed care contracts relating to the acquired products. The costs incurred by the Company in connection with such rebates relating to the acquired products and its legacy products are considered sales-related deductions which reduce reported net sales. The Company estimates the accruals for these programs based on estimated utilization rates, contractual terms, costs related to the programs and other historical data.

On March 23, 2010 the Patient Protection and Affordable Care Act of 2010 was signed into law. The statute impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably managed Medicaid and the Medicare coverage gap rebates. Based on current utilization rates, the Company does not believe that the impact of this law is material to the Company’s net sales. In 2009, the U.S. Department of Defense (“DoD”) implemented the National Defense Authorization Act of 2008 authorizing the DoD to access discounted pricing for pharmaceuticals dispensed at retail pharmacies to TRICARE beneficiaries (e.g., members of the United States armed forces, their dependants and military retirees). Accordingly, the Company is required to pay rebates to the DoD for purchases under this program. The TRICARE rebates are reflected as a reduction of net sales.

The Company offers customer loyalty card programs for many of its key products, with the most significant programs related to DORYX 150 mg and LOESTRIN 24 FE. These customer loyalty card programs either “cap” the per prescription co-pay amount paid by the Company’s ultimate customers or, more recently, reduce the amount paid by the Company’s ultimate customers. The costs incurred by the Company in connection with the customer loyalty card programs are considered sales-related deductions which reduce reported net sales. The Company estimates the accruals for these programs, based on estimated redemption rates, costs per redemption, contractual program terms and other historical data.

As of December 31, 2010 and 2009, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $30,274 and $41,828, respectively. The amounts included in accrued liabilities were $455,041 and $333,292 (of which $129,621 and $106,378 related to reserves for product returns) as of December 31, 2010 and 2009, respectively.

The Company recognizes revenue related to its intellectual property licensed to third-parties, based on third-party sales as earned, in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of other revenue. The Company also has agreements with other pharmaceutical companies to co-promote certain products. Revenues and related product costs are recognized on a gross basis in transactions where the Company is deemed to be the principal in the transaction. Revenues earned based upon a percentage of the co-promotion partners’ net sales are recognized, on a net basis, when the co-promote partners have shipped the related products and title passes to their customers. Contractual payments due to co-promotion partners are included within SG&A expense and contractual payments due from co-promotion partners are included within other revenue. Total other revenue for the years ended December 31, 2010, 2009 and 2008 was $170,861, $51,211, and $19,133, respectively. Primarily as a result of the Enablex Acquisition (as defined in “Note 3”), the Company expects other revenue to decline in 2011 and product net sales to increase.

Advertising and Promotion (“A&P”)

Costs associated with A&P of the Company’s products are expensed as incurred and are included in SG&A expenses. A&P expenses totaled $123,359, $61,089 and $47,252 in the years ended December 31, 2010, 2009 and 2008, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $11,335, $5,476 and $8,550 in the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development (“R&D”)

R&D costs are expensed as incurred. Milestone payments made to third parties in connection with R&D collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the respective intangible asset based on future use and anticipated cash flows for the asset. Amounts capitalized for such payments are included in intangible assets, net of accumulated amortization. In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”), the Company capitalizes acquired in-process research and development (“IPR&D”) acquired through the acquisition of a business as part of non-amortizable intangible assets. These costs will begin to be amortized if the associated regulatory approval is received. If regulatory approval is not received, and the R&D study is considered to be no longer viable, the IPR&D would be considered impaired. As of December 31, 2010 and 2009, the Company had $0 and $247,588 of IPR&D, respectively.

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

Litigation and Contingencies

The Company is subject to litigation and contingencies in the ordinary course of business. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies”. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. In addition to case-by-case contingencies, the Company self-insures for certain liabilities not covered under its insurance based on an estimate of potential claims. The Company develops such estimates in conjunction with its insurance providers and outside counsel.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost of goods or market value. Cost is determined based on a first-in, first-out basis and includes transportation and handling costs. In the case of manufactured products, cost includes material, labor and applicable manufacturing overhead. Provisions are made for obsolete, slow moving or defective items, where appropriate. As of December 31, 2009, inventories included a fair value step-up adjustment associated with the PGP acquisition of $105,504. This increase in the cost of inventory, resulting from purchase accounting, was recognized in the statement of operations for the year ended December 31, 2010.

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

The Company’s policy is to calculate depreciation based on the assets’ estimated useful life (in years):

Buildings	20
Aircraft	20
Plant and machinery	10
Computer equipment and software	3 – 5
Furniture and fixtures	10
Automobiles	3 – 4

Intangible Assets and Goodwill

In accordance with ASC 805, net assets of companies acquired in purchase transactions are recorded at their fair value on the date of acquisition. As such, the historical cost basis of individual acquired assets and liabilities are adjusted to reflect their fair value on the date of acquisition. The Company has recorded intangible assets primarily related to marketed products, IPR&D and goodwill. Identifiable intangible assets such as those related to marketed products or IPR&D projects, are measured at their respective fair values as of the acquisition date. The Company believes the fair values assigned to its acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition dates. Discounted cash flow models are used in valuing these intangible assets, and these models require the use of significant estimates and market participant assumptions including but not limited to:

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

Identified intangibles, other than indefinite-lived intangible assets, are amortized using an economic benefit model or straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows. The majority of the Company’s identifiable intangible assets are owned by one of its Puerto Rican subsidiaries. The Company continually reviews and assesses the long range cash flow forecast for all its products. As a result of changing assumptions in evaluating the recoverability of intangible assets, some assets may be impaired and some assets which are not impaired may be subject to a change in amortization recognized in future periods to better match expected future cash flows.

Goodwill represents the excess of acquisition costs over the fair value of the net assets of the businesses purchased. Goodwill is not amortized and is reviewed for potential impairment on an annual basis, or if events or circumstances indicate, a potential impairment. This analysis is performed at the reporting unit level. The fair value of the Company’s reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill as defined in ASC 350, “Intangibles—Goodwill and other,” (“ASC 350”) is compared with the carrying amount of that goodwill. An impairment loss would be recorded if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. The Company has one reporting unit where goodwill resides and performed its annual impairment test in the fourth quarter of the year ended December 31, 2010, noting no impairment.

Definite-lived intangible assets are evaluated for impairment in accordance with ASC 350. An impairment loss would be recognized if the carrying value of an intangible asset was not recoverable. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company’s intangible assets consist of trademarks, patents and other intellectual property and are amortized using either an economic benefit model or straight-line basis over the individual asset’s estimated useful life not to exceed 15 years. The economic benefit model is based on the expected future cash flows and typically results in accelerated amortization for most of our products. As of December 31, 2010, the weighted average amortization period of intangible assets was approximately 3.4 years. In addition, the Company has valued a trademark with an indefinite life which is not amortized; however, the carrying value would be adjusted if it were determined that the fair value had declined. The Company performs an impairment test annually on its trademark. The Company performed its annual impairment test on its trademark in the fourth quarter of the year ended December 31, 2010, noting no impairment. The Company continuously reviews its products’ remaining useful lives based on each product family’s estimated future cash flows.

In connection with the Company’s annual review of its intangible assets, in the fourth quarter of 2008 the Company recorded a non-cash impairment charge of $163,316 relating to its OVCON / FEMCON FE product family. Based on changes in a number of assumptions, including those relating to the allocation of the Company’s expected future promotional emphasis between LOESTRIN 24 FE, FEMCON FE and other oral contraceptives then in development and its product viability estimates in light of the future expected entrance of generic competition for FEMCON FE, the projected future revenue and related cash flows for the OVCON / FEMCON FE product family declined compared to previous forecasts. The undiscounted cash flows relating to this product family no longer exceeded the book value of the intangible assets. The Company estimated the fair value of the product family using a discounted cash flow analysis. The fair value was compared to the then current carrying value of the intangible asset for this product family and the difference was recorded as an impairment expense in the quarter ended December 31, 2008 as follows:

	Net Book Value prior to Impairment	Impairment Charge	Ending Net Adjusted Book Value
Product
OVCON / FEMCON FE product family	$268,913	$163,316	$105,597

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and are amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such debt are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from amortization and write-offs of loan costs amounted to $64,977, $30,306 and $9,480 in the years ended December 31, 2010, 2009 and 2008, respectively. In the third quarter of 2010, the company paid and capitalized as a component of other non-current assets $83,691 in connection with the issuance of the 7.75% Notes (as defined below) and the incurrence of additional term loan indebtedness under the Senior Secured Credit Facilities, as further discussed in “Note 13”. Deferred loan costs were $159,188 and $140,474 as of December 31, 2010 and December 31, 2009, respectively, and are included in other non-current assets in the consolidated balance sheets.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 718 “Compensation – Stock Compensation,” (“ASC 718”) which requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock grants, be measured at fair value and recognized as compensation expense over the vesting periods.

Defined Benefit Plans

Since the PGP Acquisition, the Company has provided defined benefit pension plans for certain of its European employees. The Company recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability on its consolidated balance sheets. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate and expected return on plan assets. Other assumptions used may include employee demographic factors such as compensation rate increases, retirement patterns, expected employee turnover and participant mortality rates. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain)/loss. If the total net actuarial (gain)/loss included in accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. Net periodic benefit costs are recognized in the consolidated statements of operations.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”, formerly (EITF) issue 08-01). ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The adoption of the statement will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement were effective January 1, 2010. There was no material impact on the Company as a result of this new guidance.

3. Acquisitions

PGP Acquisition

On October 30, 2009, pursuant to the Purchase Agreement between the Company and P&G, the Company acquired PGP for $2,919,261 in cash and the assumption of certain liabilities. Under the terms of the Purchase Agreement, the Company acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60,000. The total purchase price of $2,919,261 was allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. The Company pursued the acquisition of PGP to expand its women’s healthcare product line, add a specialty segment in gastroenterology, establish itself in the urology market and expand the Company’s reach into markets outside of the U.S., that include Canada, most of the major markets in Western Europe and Australia.

On April 30, 2010, after receiving all required approvals, the Company completed the acquisition of P&G’s pharmaceutical business in France (“PGP France”). During the period from the closing of the PGP Acquisition on October 30, 2009 until April 30, 2010, P&G operated PGP France for the benefit of the Company. During that period the results of operations for PGP France were for the Company’s account and were reflected in the Company’s financial statements. Upon the closing of the acquisition of PGP France, the Company acquired the assets, including the profits generated after October 30, 2009, and assumed the liabilities of PGP France. No additional consideration was paid to P&G in connection with the PGP France closing.

The PGP acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in the Company’s consolidated statement of operations. The purchase price allocation presented below was based on the final valuation report.

Purchase Price:
Cash consideration	$2,919,261

Identifiable net assets:
Trade accounts receivable	$296,032
Inventories	256,214
Other current and long term assets	77,232
Property, plant and equipment	85,069
Intangible assets—intellectual property	2,555,548
IPR&D	247,588
Other current and long term liabilities	(669,227)
Deferred income taxes, net	40,962

Total identifiable net assets	2,889,418

Goodwill	29,843

Total	$2,919,261

The fair value of receivables acquired was $296,032, with gross contractual amounts receivable of $322,544. The goodwill associated with the PGP Acquisition is reported within the Company’s North America segment. The goodwill results from expected synergies from the transaction, including complementary products that are expected to enhance the Company’s overall product portfolio and result in incremental revenue and profitability.

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

The two most significant intangible assets related to PGP’s marketed products were the ACTONEL intangible asset, valued at $530,242, and the ASACOL intangible asset, valued at $1,859,257. In accordance with ASC 350 the Company has determined that these intangible assets have finite useful lives and will be amortized over their respective useful lives.

The most significant acquired intangible asset related to the IPR&D projects was a once-a-week product for the treatment of postmenopausal osteoporosis under development, valued at $241,447. On October 8, 2010, this product, marketed as ATELVIA, was approved by the FDA. In accordance with the guidance in ASC 350, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived they are not amortized, but must be tested for impairment on an annual basis and more frequently if events or changes in circumstances occur that could result in a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and must then be amortized based on their respective estimated useful lives at such time. The Company began amortizing the ATELVIA intangible asset in the fourth quarter of 2010 based on the economic benefit model and its expected useful life.

The fair value of each of the acquired intangible assets related to the marketed products and IPR&D projects was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value of intangible assets acquired in the PGP Acquisition using a present value discount rate ranging from 12.0% to 13.5% for the marketed products, and 16.5% to 19.0% for the IPR&D intangible assets, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of PGP. This is comparable to the estimated internal rate of return for PGP’s operations and represents the rate that market participants would be expected to use to value the intangible assets. Some of the other significant assumptions inherent in the development of the identifiable intangible asset valuations, from the perspective of a market participant, include the estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and contributory asset charges), the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream and other factors. For the IPR&D intangible assets, the Company compensated for the differing phases of development of each project by probability-adjusting its estimation of the expected future cash flows associated with each project. The Company then determined the present value of the expected future cash flows using a discount rate ranging from 16.5 % to 19.0%. The projected cash flows from the IPR&D projects were based on key assumptions for each project, such as estimates of revenues and operating profits based on their stages of development; the time and resources needed to complete the development and approval of the product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a commercial product such as the Company’s ability to obtain marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

The intangible assets related to the marketed products acquired in the PGP Acquisition are amortized over their estimated useful life using an amortization rate derived from the forecasted future product sales for these products. The weighted-average amortization period for these intangible assets is approximately 4 years.

Income Taxes

Net deferred tax assets of $40,962 were primarily related to the differences between the book and tax bases of the assets and liabilities acquired in the PGP Acquisition. The Company also recorded a reserve for unrecognized tax benefits in its opening balance sheet related to the PGP Acquisition.

Acquired Contingencies

Liabilities assumed as a result of the closing of the PGP Acquisition on October 30, 2009 included certain contingent liabilities valued at approximately $5,000 in accordance with the FASB ASC 450, “Accounting for Contingencies.” As of December 31, 2010, this contingent liability was no longer recorded due to the termination of a contract.

Financing for the PGP Acquisition

To finance the PGP Acquisition, the Company used a combination of cash on hand and borrowings under its Senior Secured Credit Facilities (see “Note 13”).

Pro Forma Information (unaudited)

The following summarized pro forma consolidated income statement information assumes that the PGP Acquisition occurred as of January 1, 2008. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from PGP resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at October 30, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the integration of PGP. These pro forma results are for comparative purposes to our 2010 actual results only and may not be indicative of the results that would have occurred if the Company had completed the PGP Acquisition as of the first day of the periods shown below or the results that will be attained in the future:

	Year Ended December 31,
	2009	2008
Total revenues(1)	$3,258,019	$3,353,019
Net income / (loss)(1)	$692,102	$(176,229)

(1)	The pro forma amounts have not been adjusted to account for the impact of the LEO Transaction (discussed in “Note 4”) for the periods presented.

Enablex Acquisition

As a result of the PGP Acquisition, the Company and Novartis Pharmaceuticals Corporation (“Novartis”) were parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. The Company shared development and promotional expenses with Novartis pursuant to the agreement and those costs were included within SG&A. The Company received a contractual percentage of Novartis’ sales of ENABLEX, which was recorded, on a net basis, in other revenue. For the years ended December 31, 2010 and 2009, the Company recognized other revenue related to ENABLEX of $62,669 and $14,943, respectively.

On October 18, 2010, the Company acquired the U.S. rights to ENABLEX from Novartis for an upfront payment of $400,000 in cash at closing, plus future milestone payments of up to $20,000 in the aggregate based on 2011 and 2012 net sales of ENABLEX (the “ENABLEX Acquisition”). Concurrent with the closing of the ENABLEX Acquisition, the Company and Novartis terminated their existing co-promotion agreement, and the Company assumed full control of sales and marketing of ENABLEX in the U.S. market. The Company issued an additional $500,000 aggregate principal amount of 7.75% senior notes due 2018 on September 29, 2010 in order to fund the ENABLEX Acquisition and for general corporate purposes.

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

In September 2009, the Company used a portion of the proceeds from the LEO Transaction to repay the entire remaining principal balance of the loans outstanding under its prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). This repayment resulted in the termination of the Prior Senior Secured Credit Facilities.

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

6. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding plus the dilutive effect of stock option grants, restricted share grants and their equivalent. The following is the calculation of EPS for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net income / (loss) available to ordinary shareholders	$170,972	$514,118	$(8,357)

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	251,301,895	250,564,791	249,807,332
Dilutive effect of stock option grants and unvested restricted shares, and their equivalent, grants	2,549,304	654,197	—

Diluted number of ordinary and potential ordinary shares outstanding	253,851,199	251,218,988	249,807,332

Earnings per ordinary share:
Basic	$0.68	$2.05	$(0.03)
Diluted	$0.67	$2.05	$(0.03)
Amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase ordinary shares	5,511,691	6,144,603	4,074,236

Unvested restricted shares and equivalent grants	629,412	552,164	974,647

7. Collaboration Agreements

As a result of the PGP Acquisition, the Company became party to new collaborative arrangements to develop and commercialize drug candidates. Collaborative activities include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing and distribution. These collaborative arrangements often require milestone and royalty or profit share payments, as well as expense reimbursements or payments, to contractual partners. Each collaborative arrangement is unique in nature and the Company’s most significant arrangement is discussed below.

Sanofi

The Company and Sanofi-Aventis US LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). ATELVIA, the Company’s next generation risedronate sodium delayed-release product approved by the FDA in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement. Pursuant to the Collaboration Agreement, a joint oversight committee, comprised of equal representation from the Company and Sanofi, is responsible for overseeing the development and promotion of ACTONEL. The Company’s and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, the Company and Sanofi share selling and A&P costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. For the year ended December 31, 2010, the Company recognized net sales and other revenue related to ACTONEL of $934,163 and $93,085, respectively, and co-promotion expenses of $301,800 were recognized in SG&A expense. For the year ended December 31, 2009, the Company recognized net sales and other revenue related to ACTONEL of $213,686 and $8,331, respectively, and co-promotion expenses of $98,900 were recognized in SG&A expense.

In April 2010, the Company and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, the Company took full operational control over the promotion, marketing and R&D decisions for ACTONEL in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these jurisdictions. In return, it was agreed that Sanofi would receive, as part of the global collaboration payments between the parties, payments from the Company based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Collaboration Agreement.

The Company has exercised its right to terminate a tablet supply agreement with Sanofi, effective May 2012, pursuant to which a portion of the Company’s ACTONEL product requirements are manufactured and supplied by Sanofi. The Company is currently engaged in discussions with Sanofi as to the impact of the termination of such agreement on the Collaboration Agreement, including whether the Collaboration Agreement now terminates in mid-2012 or on the previously disclosed expiration date of January 1, 2015. To the extent the Company is unable to reach an agreement with Sanofi in these discussions, the parties may seek resolution pursuant to the arbitration provisions of the Collaboration Agreement.

8. Derivatives and Fair Value of Financial Instruments

Derivative Financial Instruments

Derivative financial instruments are measured at fair value as defined by ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”), and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income or comprehensive income, depending on the timing and designated purpose of the derivative.

The Company entered into interest rate swap contracts covering a portion of its variable rate debt under our term loan indebtedness under our Prior Senior Secured Credit Facilities with affiliates of Morgan Stanley. The swaps fixed the interest rate on the covered portion of the Company’s variable rate debt, hedging a portion of its exposure to potentially adverse movements in interest rates under its Prior Senior Secured Credit Facilities.

The derivative instruments were designated as cash flow hedges with the related gains/(losses) recorded in other comprehensive income (net of tax) with an offsetting amount included in other non-current liabilities. In September 2009, as a result of the cash received from the LEO Transaction, the Prior Senior Secured Credit Facilities were terminated, resulting in the elimination of the variable rate debt that the interest rate swaps had previously hedged. As a result, the remaining derivative instrument that was still contractually active was no longer an effective cash flow hedge. The gains/(losses) recorded in other comprehensive income were $8,513 and $882 in the years ended December 31, 2009 and 2008, respectively. The Company did not have interest rate swaps in place covering its variable rate debt under its Senior Secured Credit Facilities as of December 31, 2010.

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

The fair value of the Company’s interest rate swaps were determined under Level 3 based upon unobservable market inputs provided by an independent third party financial institution as defined by ASC 820. The reconciliation of the fair value (net of tax) is as follows:

Value of interest rate swaps as of December 31, 2008	$(8,513)
Total gains included in other comprehensive income for the year ended December 31, 2009	8,513

Value of interest rate swaps as of December 31, 2009	$0

Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2010 and December 31, 2009 for cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. For discussion of the fair value of the Company’s debt and pension obligations, refer to “Note 13” and “Note 21,” respectively.

9. Inventories

Inventories consist of the following:

	As of December 31, 2010	As of December 31, 2009
Finished goods	$64,891	$179,347
Work-in-progress / Bulk	27,602	34,084
Raw materials	27,004	22,772

Total	$119,497	$236,203

Amounts above are net of $8,470 and $7,495 related to inventory obsolescence reserves as of December 31, 2010 and December 31, 2009, respectively. As of December 31, 2009, finished goods inventories included a fair market step-up adjustment related to the PGP Acquisition of $105,504. This increase in the cost of inventory resulting from purchase accounting was recognized in the statement of operations in the year ended December 31, 2010. As of December 31, 2009, the Company had inventory relating to DOVONEX and TACLONEX aggregating $16,902. As a result of LEO’s assumption of distribution services on June 30, 2010 (and the formal termination of the distribution agreement on July 15, 2010), the Company had no inventory related to DOVONEX and TACLONEX as of December 31, 2010.

Product samples are stated at cost ($7,427 and $5,017 as of December 31, 2010 and December 31, 2009, respectively) and are included in prepaid expenses and other current assets.

10. Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	As of December 31, 2010	As of December 31, 2009
Land and buildings	$110,902	$85,910
Plant and machinery	62,283	43,379
Computer equipment and software	58,023	44,000
Aircraft	22,011	—
Furniture and fixtures	6,038	4,470
Automobiles	2,698	4,320
Construction in Progress	43,895	35,605

	305,850	217,684
Less accumulated depreciation	70,141	39,859

	$235,709	$177,825

Depreciation expense was $34,654, $14,727 and $11,275 in the years ended December 31, 2010, 2009 and 2008, respectively.

11. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The following table represents the Company’s changes in goodwill during the years ended December 31, 2010 and 2009:

Balance, January 1, 2009	$1,250,323
Reduction resulting from the LEO Transaction	(251,616)
Increase related to the PGP Acquisition	61,937

Balance, December 31, 2009	$1,060,644

Decrease as a result of the final fair value adjustments to identifiable net assets acquired in the PGP Acquisition	(32,094)

Balance, December 31, 2010	$1,028,550

There were no changes to goodwill in the comparable period in 2008. Additionally, there were no accumulated impairment related losses to goodwill.

Components of the Company’s intangible assets as of December 31, 2010, consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,848,702	$280,838	$1,567,864
ENABLEX	505,731	41,164	464,567
ACTONEL	525,205	220,800	304,405
ATELVIA	241,447	520	240,927
ESTRACE Cream	411,000	256,271	154,729
DORYX	331,300	190,378	140,922
OVCON / FEMCON FE product family	401,000	375,334	25,666
FEMHRT product family	318,500	302,632	15,868
Other products intellectual property	434,215	362,422	71,793

Total Definite-lived intangible assets	5,017,100	2,030,359	2,986,741

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$5,047,100	$2,030,359	$3,016,741

Aggregate amortization expense related to intangible assets was $652,920 (including $501,351 resulting from the PGP Acquisition), $312,172 (including $84,963 resulting from the PGP Acquisition), and $387,229 (including a $163,316 non-cash impairment charge) for the years ended December 31, 2010, 2009 and 2008, respectively. Included in amortization expense in the year ended December 31, 2009 was $16,107 relating to the DOVONEX/TACLONEX product family which was sold during the third quarter of 2009. The gross carrying value related to these assets was $289,536 and accumulated amortization was $69,464, which was written-off and included as a component of the gain resulting from the LEO Transaction (also see “Note 4”).

Estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for each of the next five years is as follows:

Amortization
2011	$590,469
2012	508,784
2013	463,743
2014	396,794
2015	322,846
Thereafter	704,105

2,986,741

12. Accrued Expenses and other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31, 2010	As of December 31, 2009
Product rebates accruals (commercial and government)	$254,662	$182,017
Sales return reserves	129,621	106,378
ACTONEL co-promotion liability	84,652	169,114
Customer loyalty and coupon programs	70,758	44,897
Interest payable	35,826	3,729
Payroll, commissions, and employee costs	35,513	33,677
Professional fees	20,081	18,002
Contractual obligations	15,880	21,787
Withholding taxes	11,621	5,824
Research and development expense accruals	11,313	7,101
Uncertain tax positions(1)	9,526	1,943
Obligations under product licensing and distribution agreements	9,094	6,361
Value-added tax liabilities	6,434	7,465
Severance accruals	5,975	33,133
Advertising and promotion	5,876	8,829
Deferred income	2,460	5,741
Other	21,538	12,805

Total	$730,830	$668,803

(1)	As of December 31, 2010 and 2009, all income tax liabilities were related to reserves recorded under ASC 740. In addition, reserves included as a component of other non-current liabilities as of December 31, 2010 and 2009 totaled $77,289 and $9,694, respectively.

13. Indebtedness

Senior Secured Credit Facilities

On October 30, 2009 in connection with the PGP Acquisition, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC”) (the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Credit Suisse AG, Cayman Islands Branch as administrative agent, pursuant to which the Lenders provided senior secured credit facilities (the “Senior Secured Credit Facilities”) in an aggregate amount of $3,200,000 comprised of (i) $2,950,000 in aggregate term loan facilities and (ii) a $250,000 revolving credit facility available to all Borrowers. The term loan facilities were comprised of (i) a $1,000,000 Term A facility that matures on October 31, 2014 (“Term A Loan”), (ii) a $1,600,000 Term B facility consisting of a $500,000 Term B-1 Loan and a $1,100,000 Term B-2 Loan together, the “Initial Term B Loans”) and a $350,000 delayed-draw term loan facility that mature on April 30, 2015. On December 16, 2009, the Borrowers entered into an amendment (“Amendment No. 1”) to the Credit Agreement, pursuant to which the Credit Agreement was amended to create a new tranche of term loans (the “Additional Term Loans”) which was borrowed on December 30, 2009 by the US Borrower in an aggregate principal amount of $350,000 in order to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the issued and outstanding 8.75% Notes. On December 16, 2009, the delayed-draw term loan facility was terminated. The revolving credit facility provides for a $20,000 sublimit for swing line loans and a $50,000 sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis.

On August 20, 2010, Holdings III and the Borrowers entered into an amendment (“Amendment No. 2”) to the Credit Agreement pursuant to which the Lenders provided new term loans in an aggregate principal amount of $1,500,000 which, together with the proceeds from the issuance of $750,000 aggregate principal amount of the 7.75% Notes (described below), were used to fund the Special Dividend and to pay related fees and expenses. The new term loan facilities were comprised of (i) a $480,000 Term A-1 Loan maturing on August 20, 2014 and bearing interest at LIBOR plus 4.25%, with no LIBOR floor, (ii) a $770,000 Term B-3 Loan maturing on February 20, 2016 and bearing interest at LIBOR plus 4.25%, with a LIBOR floor of 2.25%, and (iii) a $250,000 Term B-4 Loan maturing on February 20, 2016 and bearing interest at LIBOR plus 4.25%, with a LIBOR floor of 2.25%. The applicable interest rates on the existing Term A Loan, Initial Term B Loans and the Additional Term Loans were each increased by 0.50%. The existing Term A Loan now bears interest at LIBOR plus 3.75%, with a LIBOR floor of 2.25%, and the Initial Term B Loans and the Additional Term Loans now bear interest at LIBOR plus 4.00%, with a LIBOR floor of 2.25%. The applicable interest rate on loans under the revolving credit facility was increased by 0.25%. Loans under the revolving credit facility now bear interest at LIBOR plus 3.75%, with a LIBOR floor of 2.25%.

The loans and other obligations under the Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As of December 31, 2010 there were letters of credit totaling $1,500 outstanding. As a result the Company had $248,500 available under the revolving credit facility as of December 31, 2010. During the year ended December 31, 2010, the Company made optional prepayments aggregating $900,000 of its term loan indebtedness under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities contain a financial covenant that requires the ratio of total indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of Holdings III (both as defined in the Senior Secured Credit Facilities) not to exceed certain levels. The Senior Secured Credit Facilities also contain a financial covenant that requires Holdings III to maintain a minimum ratio of EBITDA to interest expense (as defined in the Senior Secured Credit Facilities) and other covenants that limit or restrict, among other things, the ability of Holdings III and certain of its subsidiaries to incur additional indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change business or amend the terms of subordinated debt and restrict the payment of dividends. In addition, the Company may be required to make mandatory prepayments of its term loans based on its “excess cash flow”, as defined under the Senior Secured Credit Facilities. As of December 31, 2010, Holdings III was in compliance with all covenants under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of certain other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events, and invalidity of guarantees and security documents under the Senior Secured Credit Facilities.

The carrying amounts reported in the consolidated balance sheets as of December 31, 2010 and December 31, 2009 for the Company’s debt outstanding under its Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

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

7.75% Notes

On August 20, 2010, the Company and certain of the Company’s subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750,000 aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by the Company and its subsidiaries that guarantee obligations under the Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes will be payable on March 15 and September 15 of each year, beginning on March 15, 2011.

On September 29, 2010, the Issuers issued an additional $500,000 aggregate principal amount of 7.75% senior notes due 2018 at a premium of $10,000 (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by the Company to fund its $400,000 upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by the Company and by its subsidiaries that guarantee obligations under the Senior Secured Credit Facilities, subject to certain exceptions. The $10,000 premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

As of December 31, 2010, the fair value of the Company’s outstanding 7.75% Notes, based on available market quotes, was $1,225,000 ($1,250,000 book value).

8.75% Notes (Redeemed in full in February 2010)

On January 18, 2005, WCC, a wholly-owned U.S. subsidiary, issued $600,000 aggregate principal amount of 8.75% senior subordinated notes due 2015 (the “8.75% Notes”). The 8.75% Notes were guaranteed on a senior subordinated basis by the Company, Holdings III, WC Luxco S.à.r.l., Warner Chilcott Intermediate (Luxembourg) S.à.r.l., WC Pharmaceuticals I Limited, the U.S. operating subsidiary (Warner Chilcott (US), LLC) and WCCL. Interest payments on the 8.75% Notes were due semi-annually in arrears on each February 1 and August 1.

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its then remaining $380,000 aggregate principal amount of outstanding 8.75% Notes. In connection with the Offer to Purchase, WCC purchased $290,540 aggregate principal amount of the 8.75% Notes in December of 2009 for a total price of $304,341 (104.75% of the principal amount), plus accrued and unpaid interest. Following WCC’s acceptance for purchase of $290,540 aggregate principal amount of the 8.75% Notes on December 30, 2009, $89,460 aggregate principal amount of the 8.75% Notes remained outstanding. In January of 2010, pursuant to the Offer to Purchase, WCC received and accepted for purchase approximately $2,000 aggregate principal amount of additional 8.75% Notes. Finally on February 1, 2010, WCC redeemed all of the remaining outstanding 8.75% Notes in accordance with the indenture governing the 8.75% Notes. The redemption price for the redeemed 8.75% Notes was $1,043.75 per $1,000.00 principal amount plus accrued and unpaid interest. The premium recognized in the consolidated statement of operations as a result of the tender offer was $3,914 for the year ended December 31, 2010.

Components of Indebtedness

As of December 31, 2010 and 2009, the Company’s outstanding debt included the following:

	Current Portion as of December 31, 2010	Long-Term Portion as of December 31, 2010	Total Outstanding as of December 31, 2010
Revolving credit facility	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	268,648	3,150,332	3,418,980
7.75% Notes (including $9,684 unamortized premium)	1,263	1,258,421	1,259,684

Total	$269,911	$4,408,753	$4,678,664

	Current Portion as of December 31, 2009	Long-Term Portion as of December 31, 2009	Total Outstanding as of December 31, 2009
Revolving credit facility	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	119,500	2,830,500	2,950,000
8.75% Notes	89,460	—	89,460

Total	$208,960	$2,830,500	$3,039,460

As of December 31, 2010, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2011 through 2015 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2011	$268,648
2012	274,647
2013	292,647
2014	614,647
2015	1,476,877
Thereafter	1,741,514

Total long-term debt to be settled in cash	$4,668,980
7.75% Notes unamortized premium	9,684

Total long-term debt	$4,678,664

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

Total stock compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $21,499, $13,072 and $7,927 (related tax benefits were $2,310, $3,306 and $2,291, respectively), respectively.

Unrecognized future compensation expense was $20,032 as of December 31, 2010 which will be recognized as an expense over a remaining weighted average period of 1.12 years. On August 21, 2009, the Company registered 17,284,730 of its ordinary shares for issuance under the Warner Chilcott Equity Incentive Plan (the “Plan”).

The Company has granted equity-based incentives to its employees comprised of restricted ordinary shares, and their equivalent, and non-qualified options to purchase ordinary shares. Restricted ordinary shares, and their equivalent, are granted and expensed, using the market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period.

In establishing the value of the options on the grant dates, the Company uses its actual historical volatility for its ordinary shares to estimate the expected volatility at each grant date. The options have a term of ten years. The Company assumes that the options will be exercised, on average, in six years. The Special Dividend did not impact the dividend yield assumption for any grants. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2010 Grants	2009 Grants	2008 Grants
Dividend yield	None	None	None
Expected volatility	35.00%	35.00%	35.00%
Risk-free interest rate	2.52 – 3.83%	2.35 – 3.84%	2.24 – 3.98%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7.1 years.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2009 through December 31, 2010:

	Restricted Share Grants
(in thousands except per share amounts)	Shares	Weighted Average Fair Value on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2009	775	$14.52
Granted shares	464	26.78
Vested shares	(250)	14.98
Forfeited shares	(71)	23.29

Unvested restricted ordinary shares, and their equivalent, at December 31, 2010	918	$19.91

As a result of the Special Dividend, the exercise prices of the Company’s then outstanding non-qualified options to purchase ordinary shares issued under the Plan were adjusted by the compensation committee of the board of directors of Warner Chilcott Public Limited Company pursuant to the Plan to reflect the impact of the recapitalization. As a result, the Company lowered the exercise price of each outstanding option by $7.75. This adjustment did not result in additional stock-based compensation expense in the period as the fair value of the outstanding options immediately following the payment of the Special Dividend was lower than the fair value immediately prior. The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2009 through December 31, 2010:

	Options to Purchase Ordinary Shares
(in thousands except per share amounts)	Options	Weighted Average Fair Value on Grant Date	Weighted Average Exercise Price	Re-pricing Impact		Adjusted Weighted Average Exercise Price
Balance at December 31, 2009	6,321	$4.14	$16.93	$(7.75)		$9.18
Granted options	2,168	10.73	19.25	(a	)	19.25
Exercised options	(597)	6.81	7.48	(a	)	7.48
Forfeited options	(419)	9.01	14.51	(a	)	14.51

Balance at December 31, 2010	7,473	$5.57	$11.94	(a	)	$11.94

Vested and exercisable at December 31, 2010	3,334	$2.85	$11.82	(a	)	$11.82

(a)	The 2010 activity weighted average exercise price is inclusive of the impact of the Special Dividend.

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of December 31, 2010 is as follows:

(in thousands except per share amounts)	Number of options	Weighted Average Exercise Price	Closing Stock Price	Intrinsic Value
Balance outstanding at December 31, 2010	7,417	$11.87	$22.56	$79,288
Vested and exercisable at December 31, 2010	3,334	$11.82	$22.56	$35,807

15. Commitments and Contingencies

Purchase Commitments

The Company had a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) which expired in the first quarter of 2010. Payments related to this product totaled $2,900, $11,600 and $11,600 in the years ended December 31, 2010, 2009 and 2008, respectively. Pursuant to an agreement to settle certain patent litigation, the Company granted Barr Pharmaceuticals, Inc. (now a unit of Teva Pharmaceuticals Industries, Ltd. together with its subsidiaries, “Teva”), a non-exclusive license to launch a generic version of certain versions of FEMHRT as early as November 2009, six months prior to the expiration of its patent with respect to this product.

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers which aggregate to $6,738. The Company’s aggregate remaining purchase commitments for the next five years as of December 31, 2010 are approximately:

Year
2011	$5,938
2012	800
2013	—
2014	—
2015	—

The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $62,570 and commitments of $10,959 relating to certain capital expenditures, which are payable within one year, as well as commitments for cancellation of services of $2,930.

Product Development Agreements

In June 2006, PGP entered into an agreement with Watson Pharmaceuticals, Inc. (together with its subsidiaries, “Watson”) under which PGP acquired the rights to certain products under development relating to transdermal delivery systems for testosterone for use in females. Under the product development agreement, which the Company acquired in connection with the PGP Acquisition, the Company may be required to make additional payments to Watson upon the achievement of various developmental milestones that could aggregate up to $25,000. Further, the Company agreed to pay a supply fee and royalties to Watson on the net sales of those products, if any.

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4,000 which was included in R&D expense in the year ended December 31, 2007 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In the year ended December 31, 2010, the Company made a $1,000 milestone payment to Paratek upon the achievement of a developmental milestone. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $23,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, the Company signed an agreement (the “Dong-A Agreement”) with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2,000 in connection with signing the Dong-A Agreement, which was included in R&D expense for the year ended December 31, 2008. In March 2009, the Company paid $9,000 to Dong-A, which was included in R&D expense for the year ended December 31, 2009, upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. The Company agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product for the United States and may make additional payments to Dong-A of up to $13,000 upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

In February 2009, the Company acquired the U.S. rights to Apricus Biosciences, Inc.’s (formerly NexMed, Inc.) (“Apricus”) topically applied alprostadil cream for the treatment of ED and a prior license agreement between the Company and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, the Company paid Apricus an up-front payment of $2,500, which was included in R&D expense in the year ended December 31, 2009, and agreed to pay a milestone payment of $2,500 to Apricus upon the FDA’s approval of the product’s New Drug Application. The Company is currently working to prepare its response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, the Company made an up-front payment to Dong-A of $20,000 in April 2010. This amount was included in R&D expense for the year ended December 31, 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of up to $25,000 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

In August 2010, the Company and TaiGen Biotechnology Co. Ltd (“TaiGen”) amended their existing license agreement in connection with the completion of Phase II clinical trials to provide for the cross-licensing of the parties’ respective patent rights relating to NEMONOXACIN and the transfer of TaiGen’s related Investigational New Drug Application. Under the amended agreement, TaiGen has exclusive development, manufacture and commercialization rights in certain Asian countries, and the Company has development, manufacture and commercialization rights in all other markets, including the United States, Europe and Japan. As a result of the amendment, the Company made an up-front payment to TaiGen of $5,000 in August 2010, which was included in R&D expense for the year ended December 31, 2010. Under the terms of the amended agreement, the Company may make additional payments to TaiGen in an aggregate amount of up to $25,000 upon the achievement of contractually-defined milestones, and the Company also agreed to pay TaiGen a royalty on its net sales of NEMONOXACIN, if any.

The Company and Sanofi are parties to the Collaboration Agreement pursuant to which they co-promote ACTONEL on a global basis, excluding Japan. ATELVIA, the Company’s next generation risedronate sodium delayed-release product approved by the FDA in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement. Pursuant to the Collaboration Agreement, a joint oversight committee comprised of equal representation from the Company and Sanofi is responsible for overseeing the development and promotion of ACTONEL. See “Note 7” for additional information related to the Collaboration Agreement.

16. Income Taxes

The Company operates in many tax jurisdictions, including the Republic of Ireland, the U.S., the UK, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The following table shows the principal reasons for the difference between the effective tax rate and the U.S. statutory income tax rate:

	Year Ended December 31,
	2010	2009	2008
U.S. statutory rate	35.0%	35.0%	35.0%

Income before income taxes	$307,456	$558,723	$16,389

Income tax provision/(benefit) at U.S. statutory rate	$107,610	$195,553	$5,736
Meals and entertainment & other	7,029	3,733	3,857
Effect of foreign tax rates, net	(42,925)	(167,572)	(42,405)
Tax rate differential on impairment of intangible assets	—	—	53,894
Tax reserves, including interest	35,699	6,176	672
U.S. state and local taxes	(513)	4,822	2,987
Tax credits	(3,431)	(850)	(2,475)
Valuation allowances	19,962	2,174	1,480
Withholding taxes	11,186	5,824	23
Other differences, net	1,867	(5,255)	977

Provision for income taxes	$136,484	$44,605	$24,746

Effective income tax rate	44.4%	8.0%	151.0%

The components of income / (loss) before income taxes and the provision / (benefit) for income taxes are presented in the tables below:

	Year Ended December 31,
	2010	2009	2008
Income / (loss) before income taxes:
U.S.	$156,373	$50,742	$56,687
Foreign.	151,083	507,981	(40,298)

Total	307,456	558,723	16,389

Provision for current taxes:
Foreign	46,744	41,887	2,892
U.S. federal tax	108,487	60,184	38,046
U.S. state and local taxes	6,610	12,874	115

Total	161,841	114,945	41,053

(Benefit) / provision for deferred taxes:
Foreign	4,155	(27,586)	(4,523)
U.S. federal tax	(21,533)	(39,044)	(13,309)
U.S. state and local taxes	(7,979)	(3,710)	1,525

Total	(25,357)	(70,340)	(16,307)

Total provision for income taxes	$136,484	$44,605	$24,746

Deferred income tax items arise because of differences in the book and tax treatment of certain assets and liabilities. The items giving rise to deferred tax assets and liabilities are summarized in the following table:

	As of December 31, 2010	As of December 31, 2009
Deferred tax assets:
Loss carryforwards	$49,339	$25,197
Accrued expenses	121,558	82,593
Inventory	8,611	16,885
Uncertain tax positions	3,570	1,425
State income taxes	—	638
Stock-based compensation	8,235	7,173
Property, plant and equipment allowances	6,541	6,072
Other	913	2,045

Gross deferred tax assets	198,767	142,028

Deferred tax liabilities:
Intangible assets	(57,332)	(134,747)
State income taxes	(2,990)	—
Other	(140)	(402)

Gross deferred tax liabilities	(60,462)	(135,149)

Valuation allowance	(47,569)	(22,182)

Net deferred tax assets/(liabilities)	$90,736	$(15,303)

At December 31, 2010 and 2009, the Company had net operating loss carryforwards available to offset future taxable income of $197,324 ($49,339 of related deferred tax assets) and $92,992 ($25,197 of related deferred tax assets), respectively. Included in these net operating loss carryforwards are $34,554 ($9,416 of related deferred tax assets) and $42,305 ($11,845 of related deferred tax assets) related to losses in the UK with an unlimited carryover period and $162,770 ($39,923 of related deferred tax assets) and $50,687 ($13,352 of related deferred tax assets) related to other jurisdictions which will expire in various fiscal years between 7 and 20 years from now, if not utilized. The Company also had tax credits carryovers of $1,902 in Puerto Rico for 2008 which were utilized in full during 2009.

Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred assets related to gross net operating loss carryforwards, and certain other deferred assets, will not be realized in certain jurisdictions. Accordingly, the Company recorded net, or after-tax, aggregate valuation allowances for the years ended December 31, 2010 and 2009 of $47,569 (or $185,048 on a gross basis) and of $22,182 (or $82,698 on a gross basis), respectively. These valuation allowances primarily related to foreign cumulative net operating losses.

The Company intends to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future where a distribution of such earnings would give rise to an incremental tax liability; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries. As of December 31, 2010, the cumulative amount of the Company’s temporary difference relating to investments in subsidiaries that are essentially permanent in duration was approximately $551,000. The amount of the resulting unrecognized deferred tax liability related to this temporary difference was approximately $12,200.

Currently, the Internal Revenue Service (“IRS”) is auditing the Company’s U.S. tax returns for the years ended December 31, 2005 and 2006. The years ended December 31, 2007 and 2008 are open for U.S. audit, and the audit is scheduled to commence in 2011. The years ended December 31, 2008 and December 31, 2009, are open for audit by the Puerto Rican tax authorities. Currently the UK Inland Revenue is auditing the Company’s UK income tax returns for the period September 2001 through December 2004. In addition, certain state and other foreign jurisdictions for various periods are under audit.

The Company adopted the provisions of ASC 740 on January 1, 2007. As of December 31, 2010, 2009 and 2008, the Company’s liability for unrecognized tax benefits was $77,625, $10,568 and $3,527, respectively, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $77,625, $10,568 and $3,527 as of December 31, 2010, 2009 and 2008, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at January 1,	$10,568	$3,527	$46,803
Additions based on tax positions related to current year	17,534	6,722	618
Additions for tax positions of prior years	49,523	361	191
Cash settlements with taxing authorities	—	(42)	(44,085)
Lapses of applicable statutes of limitations	—	—	—

Balance at December 31,	$77,625	$10,568	$3,527

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

Based upon (i) the IRS Settlement, with respect to the IRS Audit Period, (ii) an estimate of U.S. federal taxes owed, with respect to the 2005 Period, (iii) the Advanced Pricing Agreement (“APA”) with respect to the 2006 Period (see below), and (iv) the state taxes owed with respect to the IRS Audit Period, the 2005 Period and the 2006 Period, the Company made cash payments during the year ended December 31, 2008 totaling $44,085.

Unrelated to the IRS Settlement, in February 2008 the Company’s U.S. operating entities entered into an APA with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which the Company’s U.S. entities are compensated for distribution and services transactions between the Company’s U.S. and non-U.S. entities. The APA provides the Company with greater certainty with respect to the mix of pretax income in certain of the tax jurisdictions in which the Company operates. The APA was applicable to the Company’s U.S. subsidiaries as they existed prior to the PGP Acquisition. The Company cannot ensure that it will be able to renew its APA covering calendar years after 2010 or that any renewed APA will contain terms comparable to those in its existing APA. If the Company does not renew its APA, while we believe that our transfer pricing arrangements comply with applicable U.S. tax rules, the IRS could challenge the Company’s transfer pricing arrangements. Pursuant to the terms of the APA, the Company’s consolidated U.S. income tax return for the taxable year 2006 was amended to reflect an increase in U.S. taxable income. Although the short taxable period ended December 31, 2005 was not covered by the APA, based on discussions between the Company and the IRS, the Company applied the APA methodology to its computations for this period.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision / (benefit) for income taxes. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $7,169, $407 and $1,175 in interest and penalties, respectively. The Company had approximately $8,376, $1,206 and $1,242 for interest and penalties accrued at December 31, 2010, 2009 and 2008, respectively.

In December 2009, the Commonwealth of Puerto Rico Department of Economic Development and Commerce granted a tax ruling to the Company on behalf of its Puerto Rican subsidiaries for industrial development income derived from its manufacturing, servicing and licensing activities subject to a reduced 2% income tax rate. Continued qualification for the tax ruling is subject to certain requirements. The tax ruling is effective for the period January 1, 2010 through December 31, 2024.

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes interest expense, and is used by the chief operating decision maker to evaluate the success of a specific region. The Company believes that segment operating income is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies discussed in “Note 2”.

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the years ended December 31, 2010, 2009 and 2008:

	North America	ROW	Eliminations(1)	Total Company
Year Ended December 31, 2010
Total revenue	$4,355,392	$990,470	$(2,371,380)	$2,974,482

Segment operating profit	$1,031,817	$51,424	$(440,199)	$643,042

Corporate expenses				(51,138)
Interest (expense), net				(284,448)

Income before taxes				$307,456

Year Ended December 31, 2009
Total revenue	$2,075,677	$142,714	$(782,575)	$1,435,816

Segment operating profit	$708,053	$(8,368)	$12,291	$711,976

Corporate expenses				(28,636)
Interest (expense), net				(124,617)

Income before taxes				$558,723

Year Ended December 31, 2008
Total revenue	$938,125	$—	$—	$938,125

Segment operating profit	$109,505	$—	$—	$109,505

Corporate expenses				—
Interest (expense), net				(93,116)

Income before taxes				$16,389

(1)	Eliminations represent inter-segment revenues and related cost of sales.

The Company had three customers who each accounted for greater than 10% of the Company’s total revenues in the North American operating segment. There were no customers that accounted for greater than 10% of the Company’s total revenues in the ROW operating segment. Also see “Note 20” for additional information on concentration of credit risk.

The following table presents total revenues by product for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Revenue breakdown by product
ACTONEL(1)	$1,027,248	$222,017	$—
ASACOL	714,678	114,943	—
LOESTRIN 24 FE	342,263	247,579	$197,172
DORYX	172,617	209,951	158,944
ESTRACE Cream	136,418	115,946	83,820
ENABLEX(2)	107,407	14,943	—
DOVONEX	74,598	132,648	123,338
TACLONEX	74,109	137,320	153,316
FEMHRT	51,399	60,316	61,549
FEMCON FE	41,794	49,535	45,831
ATELVIA	5,321	—	—
Other Women’s Healthcare	63,172	20,677	16,932
Other Hormone Therapy	26,246	26,944	25,896
Other Oral Contraceptives	21,608	23,641	33,701
Other products	84,645	18,481	(170)
Contract manufacturing product sales	15,854	12,938	18,663
Other revenue	15,105	27,937	19,133

Total revenue	$2,974,482	$1,435,816	$938,125

(1)	Other revenue related to ACTONEL is combined with its product net sales for the purposes of revenue by product and segment reporting.

(2)	Other revenue related to ENABLEX is combined with its product net sales for the purposes of revenue by product and segment reporting. Prior to October 18, 2010, the Company recorded the contractual percentage received of Novartis’ sales of ENABLEX. Effective October 18, 2010, the Company began to record its product net sales of ENABLEX on a gross basis as it became the principal in the sales transaction.

The following tables present total assets and other selected balance sheet information as of December 31, 2010 and 2009:

	North America	ROW	Total Company
As of December 31, 2010
Property, plant and equipment, net	$167,818	$67,891	$235,709
Intangible assets, net	2,993,323	23,418	3,016,741
Goodwill	1,028,550	—	1,028,550
Total assets	5,019,841	632,148	5,651,989

As of December 31, 2009
Property, plant and equipment, net	$129,062	$48,763	$177,825
Intangible assets, net	3,105,543	196,843	3,302,386
Goodwill	1,060,644	—	1,060,644
Total assets	5,846,159	207,955	6,054,114

The following tables present capital expenditures, amortization and impairment of intangible assets and depreciation expense for the years ended December 31, 2010, 2009 and 2008:

	North America	ROW	Total Company
Year ended December 31, 2010
Capital expenditures	$67,318	$27,720	$95,038
Amortization and impairment of intangible assets	616,935	35,985	652,920
Depreciation expense	26,756	7,898	34,654

Year ended December 31, 2009
Capital expenditures	$40,468	$3,546	$44,014
Amortization and impairment of intangible assets	288,247	23,925	312,172
Depreciation expense	11,769	2,958	14,727

Year ended December 31, 2008
Capital expenditures	$20,314	$—	$20,314
Amortization and impairment of intangible assets	387,229	—	387,229
Depreciation expense	11,275	—	11,275

The following table presents long-lived assets (excluding goodwill and intangible assets) by country as of December 31, 2010 and 2009:

	As of December 31, 2010	As of December 31, 2009
U.S.	$52,314	$23,379
Puerto Rico	114,274	105,613
UK / Republic of Ireland	31,894	14,917
Germany	30,781	31,011
Other	6,446	2,905

Total long-lived assets	$235,709	$177,825

The following table presents total revenue by significant country of domicile for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
U.S.	$2,260,282	$1,272,233	$908,707
France	167,864	30,812	—
Canada	122,541	24,399	—
UK / Republic of Ireland	100,596	21,387	—
Italy	73,453	12,000	—
Puerto Rico	31,290	23,407	29,418
Other	218,456	51,578	—

Total	$2,974,482	$1,435,816	$938,125

18. Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the next five years and thereafter as of December 31, 2010 are:

2011	$10,424
2012	7,297
2013	4,654
2014	4,159
2015	3,425
Thereafter	6,720

Total	$36,679

Lease and rental expenses totaled $19,784, $7,720 and $7,250 in the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following discussion is limited to the Company’s material on-going legal proceedings:

Hormone Therapy Product Liability Litigation

Approximately 719 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered to, the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. Under the purchase and sale agreement pursuant to which the Company acquired FEMHRT from Pfizer Inc. (“Pfizer”) in 2003, the Company agreed to assume certain product liability exposure with respect to claims made against Pfizer after March 5, 2003 and tendered to the Company relating to FEMHRT products. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institute of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified for the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and, although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro®, products marketed by Wyeth (now a part of Pfizer). Numerous lawsuits were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 719 suits that were filed against, or tendered to, the Company, 485 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which we acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal notices in another 14 cases to plaintiffs’ counsel. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 94 cases and a potential defendant with respect to approximately 66 unfiled claims involving a total of approximately 167 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 66 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi, which co-promotes ACTONEL with the Company on a global basis pursuant to the Collaboration Agreement, is a defendant in many of the Company’s ACTONEL product liability cases. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorney’s fees. The Company cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Collaboration Agreement, Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include ONJ-related claims that were pending as of March 31, 2010. Pursuant to the April 2010 amendment to the Collaboration Agreement, the Company will be fully responsible for any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. The Company may be liable for product liability, warranty or similar claims in relation to PGP products, including ONJ-related claims that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company for 50% of the losses from any such claims pending as of October 30, 2009, subject to certain limits.

The Company currently maintains product liability insurance coverage for claims between $25 million and $170 million, subject to certain exclusions, and otherwise is self-insured. The Company’s insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

ASACOL 400 mg Patent Matters

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which PGP exclusively licenses from Medeva covering ASACOL 400, were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The Company has elected not to bring an infringement action with respect to the ‘171 Patent. The lawsuit resulted in a stay of FDA approval of Roxane’s ANDA until March 2010. The trial has been scheduled for July 2011. In addition, Roxane has agreed not to launch a generic version of ASACOL 400 before September 30, 2011. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

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

In August 2008, December 2008 and January 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”) indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product (“ACTONEL OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva (which delivered the first Paragraph IV certification notice letter) in September 2008, Sun in January 2009 and Apotex in March 2009 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of Teva’s ANDA has expired. ACTONEL OaM has FDA exclusivity through April 2011 and the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). The suits against Teva, Apotex and Sun have been consolidated for pretrial purposes. No trial dates have been set in any of the three matters. While the Company and Roche intend to vigorously defend the ‘938 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of ACTONEL OaM will not be approved and enter the market prior to the expiration of the ‘938 Patent in 2023.

On December 1, 2009, the Company received a Paragraph IV certification notice letter from Aurobindo Pharma Limited (“Aurobindo”) regarding the Company’s ACTONEL 5, 30 and 35 mg dosage strength tablets (“ACTONEL Tablets”), which are covered by the Company’s U.S. Patent No. 6,165,513 (the “‘513 Patent”), as well as U.S. Patent Nos. 5,994,329, 6,015,801, 6,432,932 and 6,465,443, owned by Merck & Co., Inc. (“Merck”) and licensed by the Company (the “Merck Patents”). The Paragraph IV certification notice letter advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL Tablets prior to the expiration of the ‘513 Patent in 2018 and the Merck Patents in 2019. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company has elected not to bring an infringement action with respect to this ANDA. In addition, Aurobindo did not certify against the ‘122 Patent, which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including the ACTONEL Tablets). As a result, the Company does not believe that Aurobindo will be permitted to market its proposed ANDA product prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration (including a 6-month pediatric extension of regulatory exclusivity) of the ‘122 Patent.

In February 2010 and June 2010, the Company received Paragraph IV certification notice letters from Mylan Pharmaceuticals Inc. (“Mylan”) and Aurobindo, respectively, regarding the Company’s ACTONEL with Calcium Tablets (Copackaged) (“ACTONEL/Calcium”), which are covered by the Company’s ‘513 Patent, as well as the Merck Patents owned by Merck and licensed by the Company. Each of the Paragraph IV certification letters advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL/Calcium prior to the expiration of the ‘513 Patent in 2018 and the Merck Patents in 2019. The certification notice letters set forth allegations of non-infringement and/or the invalidity of the ‘513 and Merck Patents. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company previously discontinued sales of ACTONEL/Calcium in the U.S. and has elected not to bring infringement actions with respect to either of these ANDAs. In addition, neither Mylan nor Aurobindo certified against the ‘122 Patent which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including ACTONEL/Calcium). As a result, the Company does not believe that Mylan and Aurobindo will be permitted to market their proposed ANDA products prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration (including a 6-month pediatric extension of regulatory exclusivity) of the ‘122 Patent.

On February 24, 2010, the Company and Roche received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the Company’s 5, 30, 35 and 75 mg dosage strength ACTONEL tablets, as well as ACTONEL OaM tablets. The notice letter contends that the ‘513 Patent, the Merck Patents and the ‘938 Patent which cover the products are invalid and/or will not be infringed. The Company and Roche filed a patent suit against Mylan in April 2010 in the U.S. District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent based on its proposed generic version of ACTONEL OaM tablets. The lawsuit results in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of the Company’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. Additionally, ACTONEL OaM has FDA exclusivity through April 2011, and Mylan did not certify against the underlying ‘122 Patent which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products. As a result, the Company does not believe that Mylan will be permitted to market its proposed ANDA products prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration of the ‘122 Patent (including a 6-month pediatric extension of regulatory exclusivity). In addition, the ‘938 Patent covering ACTONEL OaM expires in 2023. This matter has been consolidated with the suits against Teva, Apotex and Sun for pretrial purposes. While the Company and Roche intend to vigorously defend the ‘938 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that Mylan’s generic versions of ACTONEL tablets will not be approved and enter the market prior to the expiration of the ‘938 Patent in 2023.

In October, November and December 2010, the Company and Roche received Paragraph IV certification notice letters from Sun, Apotex and Teva indicating that each such company had amended its existing ANDA covering generic versions of ACTONEL OaM to include Roche’s new U.S. Patent No. 7,718,634 (the “‘634 Patent”). The notice letters contended that the ‘634 Patent, a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. The Company and Roche filed patent infringement suits against Sun and Apotex in December 2010 and against Teva in January 2011 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘634 Patent. We believe that no additional 30-month stay is available in these matters because the ‘634 Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex and Teva filed their respective ANDAs with respect to ACTONEL OaM. ACTONEL OaM has FDA exclusivity through April 2011, and the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). While the Company and Roche intend to vigorously defend the ‘634 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of ACTONEL OaM will not be approved and enter the market prior to the expiration of the ‘634 Patent in 2023.

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

In March 2009, the Company and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150 mg delayed-release tablets (“DORYX 150”). The notice letters contend that the ‘161 Patent is not infringed. In March 2009, the Company and Mayne filed a lawsuit against Impax in the United States District Court for the District of New Jersey, charging Impax with infringement of the ‘161 Patent. In May

2009, the Company and Mayne filed a lawsuit against Mylan in the United States District Court for the District of New Jersey charging Mylan with infringement of the ‘161 Patent. Based on the FDA’s March 2009 response, the Company believes that because each of Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 150 were submitted after the listing of the ‘161 Patent in the FDA’s Orange Book, that the FDA will stay approval of these generic versions of the products for up to 30 months, subject to the prior resolution of the matter before the District Court.

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

In February 2010, the Company and Mayne received a Paragraph IV certification notice letter from Heritage Pharmaceuticals Inc. (“Heritage”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 100 and 75 and DORYX 150. In March 2010, the Company and Mayne filed a lawsuit against Heritage in the United States District Court for the District of New Jersey charging Heritage with infringement of the ‘161 Patent. In December 2010, the Company and Heritage entered into a settlement agreement pursuant to which Heritage agreed, among other things, not to market or sell a generic equivalent product until December 15, 2016, subject to certain exceptions and conditions. In February 2011, the Company’s action against Heritage was dismissed without prejudice.

All of the actions against Actavis, Mylan, Impax and Sandoz have been consolidated for discovery purposes. No trial dates have been set by the District Court. In December 2010, the FDA approved Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 100 and 75, and the Company believes that generic versions of these products were launched “at-risk” in January 2011. While DORYX 100 and 75 represent less than 5% of our DORYX franchise based on total prescriptions according to IMS Health, Inc., DORYX 150 currently represents the remainder of the DORYX franchise. If the FDA approves Impax’s or Mylan’s ANDAs with respect to DORYX 150 following the expiration of the applicable 30-month stay in September 2011, and Impax or Mylan elects to launch “at-risk”, a generic equivalent of DORYX 150 could also enter the market prior to the expiration of the ‘161 Patent in 2022. While the Company and Mayne intend to vigorously defend the ‘161 Patent and pursue all of their legal rights, including their right to any monetary damages, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that additional generic equivalents of DORYX 100 or 75, or any generic equivalent of DORYX 150, will not be approved and enter the market prior to the expiration of the ‘161 Patent in 2022.

LOESTRIN 24 FE Patent Matters

In October 2010, the Company settled its outstanding litigation with Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), relating to the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”) which covers LOESTRIN 24 FE and expires in 2014. Pursuant to the settlement agreement, Lupin and its affiliates agreed, among other things, not to market or sell a generic equivalent product until the earlier of July 22, 2014 or the date of an “at-risk” entry into the U.S. market by a third party generic version of LOESTRIN 24 FE. If Lupin or its affiliates enters the U.S. market following an “at-risk” launch by such a third party, the Company has reserved its right to bring an infringement suit against Lupin and pursue all other available remedies, and Lupin has reserved all of its defenses. No license or other right in the ‘394 Patent was granted by the Company to Lupin to market its generic version of LOESTRIN 24 FE in the case of such a third party at-risk launch. In November 2010, the Company’s action against Lupin was dismissed without prejudice. The Company previously also entered into a settlement and license agreement with Watson in January 2009 to resolve patent litigation related to the ‘394 Patent. Under that agreement, Watson was permitted to commence marketing its generic equivalent product on the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which the Company has granted rights to a third party to market a generic version of LOESTRIN 24 FE in the U.S. or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the U.S. without authorization from the Company. The Company can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014.

FEMCON FE Patent Matters

In October 2010, the Company settled its outstanding litigation with Lupin relating to the Company’s U.S. Patent No. 6,667,050 (the “‘050 Patent”) which covers FEMCON FE and expires in 2019. Pursuant to the settlement agreement, Lupin and its affiliates agreed, among other things, not to market and sell a generic equivalent product until the earlier of January 1, 2013 or the date that is 180 days after Barr Laboratories, a unit of Teva (together with Barr Pharmaceuticals, Inc. and its subsidiaries, “Barr”), enters the market with a generic version of FEMCON FE. In November 2010, the Company’s action against Lupin was dismissed without prejudice. The Company previously entered into a settlement and license agreement in December 2008 with Barr (now Teva) to resolve the Company’s prior patent litigation related to FEMCON FE. Under the terms of that agreement, Teva was not permitted to launch a generic version of FEMCON FE until the earlier of July 1, 2012 or, among other circumstances, the date that is two years following the date of the filing by a third party of a new ANDA with a Paragraph IV certification with respect to the product. Teva’s ANDA with respect to a generic version of FEMCON FE has been approved, and the Company believes that Lupin filed its ANDA with respect to FEMCON FE during 2009. As a result, Teva may be able to enter the market with a generic version of FEMCON FE as early as March 2011. The Company also previously entered into a settlement and license agreement in January 2009 with Watson to resolve prior patent litigation related to FEMCON FE. Under that agreement, Watson is permitted to commence marketing its generic equivalent of FEMCON FE on the earlier of 180 days after Teva enters the market with a generic equivalent product, or January 1, 2013. The Company can offer no assurance that a generic equivalent of FEMCON FE will not enter the market prior to the expiration of the ‘050 Patent in 2019.

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

The Company has requested all prior versions of plaintiff’s complaint and expects to file its response to the complaint following its receipt and review of the prior versions. The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and anticipates filing a motion to dismiss the action. In addition, the United States has declined to intervene in this action with respect to the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss to the Company, if any, relating to these proceedings is not possible at this time.

Fair Labor Standards Act and Related Litigation

In August 2010, the Company was served with a complaint in a class and collective action brought under the Fair Labor Standards Act and the Illinois’ Minimum Wage Law. The lawsuit was filed in the United States District Court for the Northern District of Illinois by a former pharmaceutical sales representative of the Company, on behalf of herself and other sales representatives. The suit alleges that the Company improperly categorized its pharmaceutical sales representatives as “exempt” rather than “non-exempt” employees and as a result, wrongfully denied them overtime compensation. Plaintiff is seeking damages for unpaid overtime, including backpay, liquidated damages, penalties, interest, and attorneys’ fees. Other pharmaceutical companies have been the subject of similar lawsuits. The Company believes it has meritorious defenses and intends to defend this action vigorously. This case is in the early stages of litigation, and an estimate of the range of potential losses to the Company, if any, relating to these proceedings is not possible at this time.

20. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company primarily distributes its pharmaceutical products through wholesalers and distributors. The Company considers there to be a concentration risk for all customers that represent 10% or more of the Company’s net sales and/or 10% of the Company’s gross accounts receivable. As of December 31, 2010 and 2009, gross accounts receivable from McKesson Corporation totaled $109,739 and $91,356, respectively. As of December 31, 2010 and 2009, gross accounts receivable from Cardinal Health, Inc. totaled $101,298 and $109,632, respectively. As of December 31, 2010 and 2009, gross accounts receivable from AmerisourceBergen Corporation totaled $58,404 and $46,804, respectively.

The following table shows revenues to customers that accounted for more than 10% of the Company’s total revenues:

	Year Ended December 31,
	2010	2009	2008
McKesson Corporation	24%	26%	36%
Cardinal Health, Inc.	23%	31%	40%
AmerisourceBergen Corporation	11%	9%	10%

In the event that a significant supplier (including third-party manufacturers and suppliers of certain active pharmaceutical ingredients, or “API”) suffers an event that causes it to be unable to manufacture the Company’s product or meet the Company’s API requirements for a sustained period and the Company is unable to obtain the product or API from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the business of the Company. The following table shows revenue generated from products by significant supplier as a percentage of total revenues.

	Year Ended December 31,
	2010	2009	2008
Lonza Inc	35%	15%	—
Cambrex Corporation	22%	7%	—
Bayer	15%	23%	31%
Mayne Pharma International Pty. Ltd.	6%	15%	17%
LEO Pharma	5%	19%	29%

Net sales of the following products accounted for more than 10% of total revenue:

	Year Ended December 31,
	2010	2009	2008
ACTONEL	35%	15%	—
ASACOL	24%	8%	—
LOESTRIN 24 FE	12%	17%	21%
DORYX	6%	15%	17%
DOVONEX	3%	9%	13%
TACLONEX	2%	10%	16%

The Company has approximately 89% of its cash on hand as of December 31, 2010 with two financial institutions.

21. Retirement Plans

Defined Contribution Plans

The Company has defined contribution plans which cover the majority of its U.S. employees, as well as employees in certain other countries assumed in the PGP Acquisition. For U.S. employees, the Company makes matching contributions to a 401(k) savings plan, subject to the limitations described below. Similar defined contribution plans are in place in the United Kingdom, Puerto Rico, Western Europe, Canada and Australia. The U.S. plan provides eligible employees with the option to defer amounts not in excess of 15% of his or her compensation. The Company makes matching contributions to the plan on behalf of all participants who make elective deferrals. The Company contributes and allocates to each participant’s account matching contributions equal to 75% of up to 6% of the participant’s compensation. The Company’s contributions vest at 25% per year up to 100% at the participant’s completion of four years of employment. The U.S. defined contribution plan comprises the majority of the expense for the Company’s defined contribution plans.

The Company’s total global contributions to all plans were $9,210, $3,876 and $2,840 in the years ended December 31, 2010, 2009 and 2008, respectively.

Defined Benefit Retirement Plans

As part of the PGP Acquisition, the Company assumed defined benefit retirement pension plans to certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The Switzerland plan is partially employee funded, but the employee contributions were not material. The Company contributed $65,508 to these non-U.S. retirement plans during 2010 as further discussed below. Prior to the PGP Acquisition, the Company did not offer any defined benefit pension plans.

P&G was bound contractually, as a result of the PGP Acquisition, to transfer a portion of the assets in its defined benefit trusts related to Germany and Switzerland to the Warner Chilcott trusts. As of December 31, 2010, the majority of these asset transfers had taken place. For the remainder of asset transfers that have not yet occurred, the expected cash due from P&G of $8,533 is recorded as a receivable and the assets are reflected in the plan asset amounts at December 31, 2010, disclosed below.

In connection with the PGP Acquisition, the Company recorded benefit obligations equal to the difference between the projected benefit obligation and the fair value of plan assets. Upon the PGP Acquisition, the Company acquired the plan assets and assumed the pension obligations for both active PGP employees and retirees covered by the PGP defined benefit plans as of October 30, 2009.

Net periodic benefit cost of the defined benefit plans was as follows:

	Non-U.S. Plans Defined Benefit Year Ended December 31,
	2010	2009(1)
Service cost	$2,241	$391
Interest cost	4,165	679
Expected return on plan assets	(1,362)	(81)
Settlement (gain) / loss	14	—

Net periodic benefit cost	$5,058	$989

(1)	The year ended December 31, 2009 represents the period from October 31, 2009 to December 31, 2009

Benefit obligation and asset data for the defined benefit plans for the period from October 31, 2009 to December 31, 2010, using a December 31 measurement date, were as follows:

Non-U.S. Plans Defined Benefit
Change in Benefit Obligation
Benefit obligation at October 31, 2009	$88,782
Service cost	391
Interest cost	679
Plan participants’ contributions	20
Actuarial (gain) /loss	(5,465)
Benefits paid	(603)
Foreign currency exchange rate changes	(2,425)

Benefit obligation at December 31, 2009	$81,379

Service cost	2,241
Interest cost	4,165
Plan participants’ contributions	134
Actuarial (gain) /loss recorded through SG&A expense	1,579
Actuarial (gain) /loss recorded through other comprehensive income	(6,501)
Plan adjustments	10,377
Settlements	(1,720)
Benefits paid	(2,746)
Foreign currency exchange rate changes	(5,613)

Benefit obligation at December 31, 2010	$83,295

Change in Plan Assets
Fair value of plan assets at October 31, 2009	$8,519
Actual return on plan assets	81
Plan participants’ contributions	20
Benefits paid	(603)
Foreign currency exchange rate changes & other	55

Fair value of plan assets at December 31, 2009	$8,072

Employer contribution	65,508
Actual return on plan assets	2,939
Plan participants’ contributions	134
Plan adjustments	4,468
Settlements	(1,720)
Benefits paid	(2,746)
Foreign currency exchange rate changes & other	(292)

Fair value of plan assets at December 31, 2010	$76,363

Funded status at end of year	$(6,932)

Accumulated benefit obligation at December 31, 2010	$72,340

The following table outlines the funded status amount recognized in the consolidated balance sheets:

	Non-U.S. Plans Defined Benefit As of December 31,
	2010	2009
Current liabilities	$(135)	$(633)
Noncurrent liabilities	(6,797)	(72,674)

	$(6,932)	$(73,307)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly from the Company’s cash as they become due.

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs are as follows:

Non-U.S. Plans Defined Benefit
Balance as of December 31, 2009	$(5,346)
Net actuarial (gain)	(6,501)

Balance as of December 31, 2010	$(11,847)

The Company expects to amortize $299 from accumulated other comprehensive income to net periodic benefit costs during 2011.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below:

	Non-U.S. Plans Defined Benefit As of December 31,
	2010	2009
Projected benefit obligations	$8,240	$79,488
Accumulated benefit obligations	$8,084	$70,699
Plan assets	$3,395	$6,410

Information for defined benefit plans that have projected benefit obligations in excess of plan assets is presented below:

	Non-U.S. Plans Defined Benefit As of December 31,
	2010	2009
Projected benefit obligations	$76,704	$81,379
Plan assets	$69,135	$8,072

Assumptions and Investment Policies

Weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit pension are as follows:

	Defined Benefit As of December 31,
	2010	2009
Non-U.S. assumed discount rate	5.1%	5.1%
Non-U.S. average long-term pay progression	3.0%	3.0%

These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits.

Weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit pension plans were as follows:

	Defined Benefit For the year ended December 31,
	2010	2009(1)
Non-U.S. assumed discount rate	4.9%	4.7%
Non-U.S. assumed long-term rate of return on plan assets:	2.8%	6.1%
Non-U.S. average long-term pay progression	2.9%	3.0%

(1)	The year ended December 31, 2009 represents the period from October 31, 2009 to December 31, 2009

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities.

Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The results are adjusted for the payments of reasonable expenses of the plan from plan assets. The expected long-term rates of return for plan assets are 2.5% – 5.75%. The Company believes that these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plan’s investments.

The following table projects the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not Company assets.

Expected Benefit Payments	Non-U.S. Defined Benefit
For the year ending December 31,
2011	$5,455
2012	3,646
2013	3,301
2014	3,509
2015	3,717
2016 – 2020	22,710

Plan Assets

The Company’s management, along with the trustee of the plans’ assets, will minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments will be diversified by type and geography. The fair value of the Company’s plan assets approximates book value as the majority of the assets at December 31, 2010 were held in fixed income securities and cash equivalents.

The following table presents information about the Company’s asset allocation:

Asset Class	Actual Asset Allocation as of December 31, 2010
Fixed income securities and cash equivalents	71.9%
Bonds	12.7%
Equity securities	9.3%
Other	6.1%

22. Related Parties

On November 25, 2009, 20,000,000 of the Company’s ordinary shares (23,000,000 after the exercise of the over-allotment) were sold to the public on behalf of its principal security holders, directors and executive officers, and other selling shareholders. The Company did not receive any proceeds in connection with this transaction.

23. Valuation and Qualifying Accounts

A summary of the valuation and qualifying accounts is as follows:

	Balance at Beginning of Period	Additions, Costs and Expenses	PGP Additions, Costs and Expenses	Deductions, Write-offs & other	Balance at End of Period
Revenue Reserves(a)
Year Ended December 31, 2010	$375,120	$1,034,928	$—	$924,733	$485,315
Year Ended December 31, 2009	89,519	358,537	207,971	280,907	375,120
Year Ended December 31, 2008	66,209	172,038	—	148,728	89,519

Deferred income tax valuation allowances:
Year Ended December 31, 2010	$22,182	$26,733	$—	$1,346	$47,569
Year Ended December 31, 2009	9,893	2,917	11,042	1,670	22,182
Year Ended December 31, 2008	11,759	1,480	—	3,346	9,893

(a)	See “Note 2” for additional description of revenue reserve categories.

24. Quarterly Data (unaudited)

A summary of the quarterly results of operations is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2010
Total Revenues	$761,302	$815,610	$703,192	$694,378
Cost of Sales (excluding amortization)	217,436	108,756	81,681	84,928
Amortization of intangible assets	160,912	157,159	162,619	172,230
Net (Loss) / Income	(17,243)	115,253	57,516	15,446
Earnings (Loss) per Share:
Basic	$(0.07)	$0.46	$0.23	$0.06
Diluted	(0.07)	0.46	0.23	0.06

Year Ended December 31, 2009
Total Revenues	$245,989	$250,816	$252,795	$686,216
Cost of Sales (excluding amortization)	48,750	46,962	44,366	180,200
(Gain) on sale of assets	—	—	(393,095)	—
Amortization of intangible assets	56,993	56,992	56,993	141,194
Net Income / (Loss)	43,336	56,023	424,245	(9,486)
Earnings (Loss) per Share:
Basic	$0.17	$0.22	$1.69	$(0.04)
Diluted	0.17	0.22	1.69	(0.04)