Form 10-Q
period 2011-03-31
Warner Chilcott plc
filed 2011-05-06
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, the registrant had 253,872,732 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of March 31, 2011	As of December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$200,667	$401,807
Accounts receivable, net	327,382	368,537
Inventories, net	117,037	119,497
Prepaid income taxes	20,633	49,385
Prepaid expenses and other current assets	211,934	237,814

Total current assets	877,653	1,177,040

Other assets:
Property, plant and equipment, net	219,415	235,709
Intangible assets, net	2,869,916	3,016,741
Goodwill	1,028,550	1,028,550
Other non-current assets	159,411	193,949

Total assets	$5,154,945	$5,651,989

LIABILITIES
Current liabilities:
Accounts payable	$59,881	$98,525
Accrued expenses and other current liabilities	688,247	730,830
Income taxes	24,589	24,176
Current portion of long-term debt	143,763	269,911

Total current liabilities	916,480	1,123,442

Other liabilities:
Long-term debt, excluding current portion	4,115,605	4,408,753
Other non-current liabilities	185,677	185,436

Total liabilities	5,217,762	5,717,631

Commitments and contingencies	—	—

SHAREHOLDERS’ (DEFICIT)
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 253,789,788 and 252,527,004 shares issued and outstanding	2,538	2,525
Additional paid-in capital	17,087	9,805
Accumulated deficit	(86,384)	(62,327)
Accumulated other comprehensive income / (loss)	3,942	(15,645)

Total shareholders’ (deficit)	(62,817)	(65,642)

Total liabilities and shareholders’ (deficit)	$5,154,945	$5,651,989

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
REVENUE
Net sales	$730,747	$709,456
Other revenue	25,782	51,846

Total revenue	756,529	761,302

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	122,911	217,436
Selling, general and administrative	253,167	320,057
Restructuring costs	42,919	—
Research and development	30,914	31,148
Amortization of intangible assets	147,645	160,912
Interest expense, net	155,025	72,398

INCOME / (LOSS) BEFORE TAXES	3,948	(40,649)
Provision / (benefit) for income taxes	28,005	(23,406)

NET (LOSS)	$(24,057)	$(17,243)

(Loss) per share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(24,057)	$(17,243)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	10,519	7,491
Write-down of property, plant and equipment	20,889	—
Amortization of intangible assets	147,645	160,912
Write-off of fair value step-up on acquired inventories	—	105,504
Amortization of deferred loan costs	85,350	27,512
Stock-based compensation expense	5,576	4,683
Changes in assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other current assets	52,713	74,817
(Increase) in inventories	(6,904)	(29,988)
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(53,989)	22,541
Increase / (decrease) in income taxes and other, net	34,080	(110,984)

Net cash provided by operating activities	271,822	245,245

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(2,900)
Capital expenditures	(12,057)	(15,462)

Net cash (used in) investing activities	(12,057)	(18,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Term borrowings under New Senior Secured Credit Facilities	3,000,000	—
Redemption of 8.75% senior subordinated notes due 2015 (“8.75% Notes”)	—	(89,460)
Payments for loan costs, including refinancing premium	(50,976)	—
Term repayments under Prior Senior Secured Credit Facilities	(3,418,980)	(429,875)
Proceeds from the exercise of non-qualified options to purchase ordinary shares	1,719	1,838
Other	1,429	(70)

Net cash (used in) financing activities	(466,808)	(517,567)

Effect of exchange rates on cash and cash equivalents	5,903	(2,322)

Net (decrease) in cash and cash equivalents	(201,140)	(293,006)
Cash and cash equivalents, beginning of period	401,807	539,006

Cash and cash equivalents, end of period	$200,667	$246,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,271	$26,003

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements (unaudited)

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

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

2. Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 2” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2010 included in the Annual Report.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to: estimated utilization or redemption rates, contract terms, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. No revisions were made to the methodology used in determining these reserves during the quarter ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $29,240 and $30,274, respectively. The amounts included in accrued liabilities were $438,833 and $455,041 (of which $131,965 and $129,621 related to reserves for product returns) as of March 31, 2011 and December 31, 2010, respectively. The provisions recorded to reduce gross sales to net sales were $202,971 and $218,417 in the quarters ended March 31, 2011 and 2010, respectively.

Total other revenue for the quarters ended March 31, 2011 and 2010 was $25,782 and $51,846, respectively. Primarily as a result of the ENABLEX Acquisition (as defined in “Note 4”), the Company expects other revenue to decline in 2011 and product net sales to increase with respect to ENABLEX, as compared to the prior year period.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $85,350 and $27,512 for the quarters ended March 31, 2011 and 2010, respectively. The increase in the quarter ended March 31, 2011 compared to the prior year quarter was due primarily to the write-offs of deferred loan costs in connection with the termination of the Company’s Prior Senior Secured Credit Facilities (as defined in “Note 11”). During the quarter ended March 31, 2011, the Company paid $50,976 in connection with the incurrence of new indebtedness under its New Senior Secured Credit Facilities, as further discussed in “Note 11”. Aggregate deferred loan costs were $124,872 and $159,188 as of March 31, 2011 and December 31, 2010, respectively, and were included in other non-current assets in the condensed consolidated balance sheet.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. See “Note 3” for more information.

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company intends to move to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The Company currently expects to complete the restructuring by the middle of 2012. The implementation of the restructuring plan, which is expected to impact approximately 500 employees, and the aggregate amounts to be expensed, remain subject to consultation with local works councils in certain European jurisdictions. Severance costs of $42,919 were recorded in the quarter ended March 31, 2011 and were included as a component of restructuring costs in the condensed consolidated statement of operations. Severance related costs are expected to be settled in cash within the next twelve months. The Western European restructuring costs were recorded in the Company’s ROW operating segment (as defined in “Note 16”).

Manati Facility

In April 2011, the Company announced a plan to repurpose its Manati, Puerto Rico manufacturing facility. Going forward this facility will serve as a warehouse and distribution center. As a result of the repurposing, the Company recorded a charge of $20,889 in the quarter ended March 31, 2011 for the write-down of certain property, plant and equipment. Additionally, severance costs of $6,743 were recorded in the quarter ended March 31, 2011. The severance costs relating to the Manati repurposing are expected to be settled in cash within the next twelve months. The expenses related to the Manati repurposing were recorded in the Company’s North American operating segment (as defined in “Note 16”) as a component of cost of sales.

The following table summarizes the activity in the Company’s severance accruals during the quarter ended March 31, 2011:

Balance, December 31, 2010	$5,975
Severance charges for newly identified employees	49,662
Other	633
Cash payments during the period	(941)

Balance, March 31, 2011	$55,329

4. Acquisitions

Enablex

The Company and Novartis Pharmaceuticals Corporation (“Novartis”) were parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. The Company shared development and promotional expenses with Novartis pursuant to the agreement and those costs were included within selling, general and administrative (“SG&A”) expenses. The Company received a contractual percentage of Novartis’ sales of ENABLEX, which was recorded, on a net basis, in other revenue. For the quarter ended March 31, 2010, the Company recognized other revenue related to ENABLEX of $18,180.

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

PGP

On October 30, 2009, the Company acquired the global branded prescription pharmaceutical business (“PGP”) of The Proctor & Gamble Company (“P&G”) for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). Under the terms of the purchase agreement pursuant to which the Company acquired PGP, the Company acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60,000. The total purchase price of $2,919,261 was allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. In the quarter ended March 31, 2010, the Company recorded an expense, as a component of its cost of sales, of $105,504 as a result of the purchase accounting fair value step-up on inventories acquired in the PGP Acquisition as such inventories were sold to its customers. No such expense was recorded in the quarter ended March 31, 2011.

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

During the quarter ended September 30, 2009, in connection with the distribution agreement mentioned above, the Company recorded a deferred gain of $68,919 relating to the sale of certain inventories in connection with the LEO Transaction. Pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Sub Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements”, separate contracts with the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement. The LEO Transaction and distribution agreement contained (i) multiple deliverables, (ii) a delivered element with stand-alone value (intangible asset), and (iii) objective and reliable evidence of the undelivered item’s fair value. For the undelivered element, inventory, the Company retained title and the risks and rewards of ownership. The total arrangement consideration (or purchase price) of $1,000,000 was allocated among the units of accounting as set forth in ASC Sub Topic 605-25 “Revenue Recognition—Multiple-Element Arrangements” paragraph 30-1, and the portion of the gain in the amount of $68,919 on the undelivered product inventory at fair value, was deferred as of September 30, 2009.

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

6. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income/(loss) for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, restricted share grants and their equivalent for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters ended March 31, 2011 and 2010, respectively:

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Net (loss) available to ordinary shareholders	$(24,057)	$(17,243)

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	251,945,687	251,003,407
Dilutive effect of grants of stock options, unvested restricted shares and their equivalent	—	—

Diluted number of ordinary and potential ordinary shares outstanding	251,945,687	251,003,407

(Loss) per ordinary share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)
Weighted-average amounts not included in calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method:
Stock options to purchase ordinary shares	7,836,781	8,035,816

Unvested restricted shares and equivalent	2,085,067	1,118,539

7. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). ATELVIA, the Company’s next generation risedronate sodium delayed-release product approved by the U.S. Food and Drug Administration (“FDA”) in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement. The Company’s and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. For the quarter ended March 31, 2011, the Company recognized net sales and other revenue related to ACTONEL of $209,490 and $22,161, respectively, and co-promotion expenses of $58,876 were recognized in SG&A expense. For the quarter ended March 31, 2010, the Company recognized net sales and other revenue related to ACTONEL of $235,722 and $26,586, respectively, and co-promotion expenses of $107,094 were recognized in SG&A expense.

In April 2010, the Company and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, the Company took full operational control over the promotion, marketing and research and development (“R&D”) decisions for ACTONEL and, since the Company commenced its promotional efforts in early 2011, ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these jurisdictions. In return, it was agreed that Sanofi would receive, as part of the global collaboration agreement between the parties, payments from the Company based on an agreed upon percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Collaboration Agreement.

        In connection with the Collaboration Agreement, the Company is also party to two related supply agreements, including a tablet supply agreement pursuant to which a portion of the Company’s ACTONEL product requirements are manufactured and supplied by Sanofi. The Company has exercised its right to terminate the tablet supply agreement with Sanofi, effective May 2012. The Company and Sanofi have been involved in discussions as to whether the termination of the tablet supply agreement results in the termination of the Collaboration Agreement. The Company believes that its termination of the tablet supply agreement results in the termination of the Collaboration Agreement in May 2012. Sanofi disagrees and instead believes that the Collaboration Agreement will remain in effect until January 1, 2015, the original expiration date of the agreement. On March 2, 2011, the Company’s subsidiary, Warner Chilcott Company, LLC (“WCCL”), and Sanofi each filed a separate demand for arbitration with the American Arbitration Association pursuant to the dispute resolution provisions of the Collaboration Agreement. The WCCL demand seeks declaratory relief that the Collaboration Agreement will terminate in May 2012. The Sanofi demand, by contrast, seeks declaratory relief that termination of the tablet supply agreement will not result in the cross-termination of the Collaboration Agreement and that WCCL’s assertion of the cross-termination violates a covenant of good faith and fair dealing contained in the Collaboration Agreement, as well as unspecified monetary damages. While the Company believes the terms of the Collaboration Agreement support its position, there can be no assurance as to the outcome of the arbitration proceeding.

8. Inventories

Inventories consisted of the following:

	As of March 31, 2011	As of December 31, 2010
Finished goods	$62,308	$64,891
Work-in-progress / Bulk	31,110	27,602
Raw materials	23,619	27,004

Total	$117,037	$119,497

Total inventories above are net of $16,003 and $8,470 related to inventory obsolescence reserves as of March 31, 2011 and December 31, 2010, respectively.

Product samples are stated at cost ($8,101 and $7,427 as of March 31, 2011 and December 31, 2010, respectively) and were included in prepaid expenses and other current assets.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization, or a straight-line basis over their useful lives not to exceed 15 years. Components of the Company’s intangible assets as of March 31, 2011, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Definite-lived intangible assets
ASACOL	$1,848,702	$339,557	$1,509,145
ENABLEX	505,731	68,209	437,522
ACTONEL	525,205	250,541	274,664
ATELVIA	241,447	1,206	240,241
ESTRACE Cream	411,000	267,153	143,847
DORYX	331,300	197,980	133,320
OVCON / FEMCON FE product family	401,000	380,270	20,730
FEMHRT product family	318,500	306,599	11,901
Other products intellectual property	435,228	366,682	68,546

Total Definite-lived intangible assets	5,018,113	2,178,197	2,839,916

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$5,048,113	$2,178,197	$2,869,916

Aggregate amortization expense related to intangible assets was $147,645 and $160,912 for the quarters ended March 31, 2011 and 2010, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows.

As of March 31, 2011 estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for the remainder of 2011 and for each of the next five years is as follows:

Amortization
2011	$442,971
2012	497,970
2013	444,464
2014	375,501
2015	332,980
2016	219,680
Thereafter	526,350

2,839,916

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2011	As of December 31, 2010
Product rebate accruals (commercial and government)	$270,723	$254,662
Sales return reserves	131,965	129,621
Severance accruals	55,329	5,975
Payroll, commissions, and employee costs	36,380	35,513
Customer loyalty and coupon programs	36,145	70,758
ACTONEL co-promotion liability	35,370	84,652
Professional fees	20,073	20,081
Contractual obligations	15,880	15,880
Withholding taxes	11,447	11,621
Research and development expense accruals	10,075	11,313
Uncertain tax positions(1)	9,526	9,526
Interest payable	8,899	35,826
Obligations under product licensing and distribution agreements	7,987	9,094
Value-added tax liabilities	4,786	6,434
Advertising and promotion	4,305	5,876
Deferred income	2,954	2,460
Other	26,403	21,538

Total	$688,247	$730,830

(1)	As of March 31, 2011 and December 31, 2010, all income tax liabilities were related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes,” (“ASC 740”). In addition, reserves included as a component of other non-current liabilities as of March 31, 2011 and December 31, 2010 totaled $77,289.

11. Indebtedness

New Senior Secured Credit Facilities

On March 17, 2011, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and WCCL (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent in order to refinance the Company’s Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250,000 comprised of (i) $3,000,000 in aggregate term loan facilities and (ii) a $250,000 revolving credit facility available to all Borrowers. The term loan facilities are comprised of (i) a $1,250,000 Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750,000 Term B Loan Facility consisting of an $800,000 Term B-1 Loan, a $400,000 Term B-2 Loan and a $550,000 Term B-3 Loan (together, the “Term B Loans”). The proceeds of these new term loans, together with approximately $279,000 of cash on hand, were used to repay $3,218,980 in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

The Term A Loan matures on March 17, 2016 and bears interest at LIBOR plus 3.00%, with a LIBOR floor of 0.75%, and each of the Term B Loans matures on March 15, 2018 and bears interest at LIBOR plus 3.25%, with a LIBOR floor of 1.00%. The revolving credit facility matures on March 17, 2016 and includes a $20,000 sublimit for swing line loans and a $50,000 sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis. Loans drawn and letters of credit issued under the revolving credit facility bear interest at LIBOR plus 3.00%. The Borrowers are also required to pay a commitment fee on the unused commitments under the revolving credit facility at a rate of 0.75% per annum, subject to a leverage-based step-down.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As of March 31, 2011 there were letters of credit totaling $1,500 outstanding. As a result the Company had $248,500 available under the revolving credit facility as of March 31, 2011.

The carrying amounts reported in the condensed consolidated balance sheets as of March 31, 2011 for the Company’s debt outstanding under its New Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

Prior Senior Secured Credit Facilities

On October 30, 2009 in connection with the PGP Acquisition, Holdings III and its subsidiaries, the Luxco Borrower, WCC and WCCL entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200,000 (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,950,000 of term loans, a $250,000 revolving credit facility and a $350,000 delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the Lenders agreed to provide additional term loans of $350,000, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of the Company’s then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a subsequent amendment pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $1,500,000 which, together with the proceeds from the issuance of $750,000 aggregate principal amount of the Company’s 7.75% Notes (defined below), were used to fund a special cash dividend to shareholders in the amount of $8.50 per share, or $2,144,321 in the aggregate (the “Special Dividend”) and to pay related fees and expenses. In January 2011, the Company made an optional prepayment of $200,000 of its term loan indebtedness under the Prior Senior Secured Credit Facilities.

7.75% Notes

On August 20, 2010, the Company and certain of the Company’s subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750,000 aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by the Company and its subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes is payable on March 15 and September 15 of each year, and the first payment was made on March 15, 2011.

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

As of March 31, 2011, the fair value of the Company’s outstanding 7.75% Notes, based on available market quotes, was $1,309,375 ($1,250,000 book value).

Components of Indebtedness

As of March 31, 2011, the Company’s outstanding debt included the following:

	Current Portion as of March 31, 2011	Long-Term Portion as of March 31, 2011	Total Outstanding as of March 31, 2011
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	142,500	2,857,500	3,000,000
7.75% Notes (including $9,368 unamortized premium)	1,263	1,258,105	1,259,368

Total	$143,763	$4,115,605	$4,259,368

As of March 31, 2011, mandatory principal repayments of long-term debt for the remainder of 2011 and each of the five years ending December 31, 2012 through 2016 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2011	$106,875
2012	236,250
2013	267,500
2014	267,500
2015	361,250
2016	111,250
Thereafter	2,899,375

Total long-term debt to be settled in cash	$4,250,000
7.75% Notes unamortized premium	9,368

Total long-term debt	$4,259,368

12. Stock-Based Compensation Plans

The Company’s stock-based compensation, including grants of non-qualified time-based vesting options to purchase ordinary shares and grants of time-based and performance-based vesting restricted ordinary shares and their equivalents, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. For purposes of computing the amount of stock-based compensation attributable to time-based vesting options and time-based vesting restricted ordinary shares (and their equivalents) expensed in any period, the Company treats such equity grants as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting. The Company treats performance-based vesting restricted ordinary share grants as vesting evenly over a four year vesting period, subject to the achievement of annual performance targets.

Total stock-based compensation expense recognized for the quarters ended March 31, 2011 and 2010 was $5,576 and $4,683, respectively. Unrecognized future stock-based compensation expense was $44,788 as of March 31, 2011, which will be recognized as an expense over a remaining weighted average period of 1.31 years.

In establishing the value of the options on each grant date, the Company uses its actual historical volatility for its ordinary shares to estimate the expected volatility at each grant date. The fair value of options is determined on the applicable grant date using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years. The Company assumes that the options will be exercised, on average, in six years. The Special Dividend paid in 2010 did not impact the dividend yield assumption for any grants. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2011 Grants	2010 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	3.57%	2.52 – 3.83%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7.2 years.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2010 through March 31, 2011:

	Restricted Share Grants (and their equivalent)
(in thousands except per share amounts)	Shares	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2010	918	$19.91
Granted shares	1,250	24.70
Vested shares	(263)	18.70
Forfeited shares	(7)	24.52

Unvested restricted ordinary shares, and their equivalent, at March 31, 2011	1,898	$23.22

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2010 through March 31, 2011:

	Options to Purchase Ordinary Shares
(in thousands except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2010	7,473	$5.57	$11.94
Granted options	596	10.11	25.01
Exercised options	(204)	6.85	8.40
Forfeited options	(26)	8.29	12.93

Balance at March 31, 2011	7,839	$5.87	$13.02

Vested and exercisable at March 31, 2011	4,248	$3.82	$11.69

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of March 31, 2011 was as follows:

(in thousands except per share and per option amounts)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at March 31, 2011	7,241	$12.04	$23.26	$81,244
Vested and exercisable at March 31, 2011	4,248	$11.69	$23.26	$49,149

13. Commitments and Contingencies

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

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4,000 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1,000 milestone payment to Paratek upon the achievement of a developmental milestone. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $23,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, the Company signed an agreement (the “Dong-A Agreement”) with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2,000 in connection with signing the Dong-A Agreement. In March 2009, the Company paid $9,000 to Dong-A upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. The Company agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product for the United States and may make additional payments to Dong-A of up to $13,000 upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

In February 2009, the Company acquired the U.S. rights to Apricus Biosciences, Inc.’s (formerly NexMed, Inc.) (“Apricus”) topically applied alprostadil cream for the treatment of ED and a prior license agreement between the Company and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, the Company paid Apricus an up-front payment of $2,500, and agreed to pay a milestone payment of $2,500 to Apricus upon the FDA’s approval of the product’s New Drug Application. The Company is currently working to prepare its response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

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

In August 2010, the Company and TaiGen Biotechnology Co. Ltd (“TaiGen”) amended their existing license agreement in connection with the completion of Phase II clinical trials to provide for the cross-licensing of the parties’ respective patent rights relating to NEMONOXACIN and the transfer of TaiGen’s related Investigational New Drug Application. Under the amended agreement, TaiGen has exclusive development, manufacture and commercialization rights in certain Asian countries, and the Company has development, manufacture and commercialization rights in all other markets, including the United States, Europe and Japan. As a result of the amendment, the Company made an up-front payment to TaiGen of $5,000 in August 2010. Under the terms of the amended agreement, the Company may make additional payments to TaiGen in an aggregate amount of up to $25,000 upon the achievement of contractually-defined milestones, and the Company also agreed to pay TaiGen a royalty on its net sales of NEMONOXACIN, if any.

The Company and Sanofi are parties to the Collaboration Agreement pursuant to which they co-promote ACTONEL on a global basis, excluding Japan. ATELVIA, the Company’s next generation risedronate sodium delayed-release product approved by the FDA in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement. See “Note 7” for additional information related to the Collaboration Agreement.

14. Legal Proceedings

General Matters

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation, such as unfair dismissal and federal and state fair labor and minimum wage law suits, and other litigation. The outcome of such litigation is uncertain, and the Company may from time to time enter into settlements to resolve such litigation, such as its settlement with respect to FEMCON FE, that could result, among other things, in the sale of generic versions of the Company’s products prior to the expiration of its patents. For a description of the Company’s settlement agreements, see the Company’s Annual Report filed on February 25, 2011.

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

The following discussion is limited to the Company’s material on-going legal proceedings:

Hormone Therapy Product Liability Litigation

Approximately 721 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered to, the Company related to its hormone therapy (“HT”) products, FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. Under the purchase and sale agreement pursuant to which the Company acquired FEMHRT from Pfizer Inc. (“Pfizer”) in 2003, the Company agreed to assume certain product liability exposure with respect to claims made against Pfizer after March 5, 2003 and tendered to the Company relating to FEMHRT products. The cases are in the early stages of litigation and the Company is in the process of analyzing and investigating the individual complaints.

The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institute of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified for the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI study, WHI investigators again found that estrogen only therapy did not prevent heart disease and, although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin ® and Prempro ® , products marketed by Wyeth (now a part of Pfizer). Numerous lawsuits were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 486 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal notices in another 13 cases to plaintiffs’ counsel. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 97 cases and a potential defendant with respect to approximately 67 unfiled claims involving a total of approximately 171 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 67 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi, which co-promotes ACTONEL with the Company on a global basis pursuant to the Collaboration Agreement, is a defendant in many of the Company’s ACTONEL product liability cases. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorney’s fees. The Company cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Collaboration Agreement, Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include ONJ-related claims that were pending as of March 31, 2010. Pursuant to the April 2010 amendment to the Collaboration Agreement, the Company will be fully responsible for any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. The Company may be liable for product liability, warranty or similar claims in relation to PGP products, including ONJ-related claims that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company for 50% of the Company’s losses from any such claims pending as of October 30, 2009, subject to certain limits.

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

ASACOL 400 mg Patent Matters

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which PGP exclusively licenses from Medeva covering ASACOL 400, were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The Company has elected not to bring an infringement action with respect to the ‘171 Patent. The lawsuit resulted in a 30-month stay of FDA approval of Roxane’s ANDA until March 2010. The trial has been scheduled for July 2011. In addition, Roxane has agreed not to launch a generic version of ASACOL 400 before September 30, 2011. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

In June 2010, the Company and Medeva received a Paragraph IV certification notice letter from Par Pharmaceutical, Inc. (“Par”) indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ASACOL 400. The notice letter contended that the ‘170 Patent and ‘171 Patent were invalid and not infringed. In August 2010, the Company and Medeva filed a patent lawsuit against Par and EMET Pharmaceuticals LLC (“EMET”) in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The Company has elected not to bring an infringement action with respect to the ‘171 Patent. EMET was the original filer of the ANDA according to Par’s notice letter, and assigned and transferred all right, title and interest in the ANDA to Par in June 2010. The lawsuit resulted in a stay of FDA approval of Par’s ANDA until December 2012, subject to prior resolution of the matter before the court. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

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

In August 2008, December 2008 and January 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”) indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product (“ACTONEL OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva (which delivered the first Paragraph IV certification notice letter) in September 2008, Sun in January 2009 and Apotex in March 2009 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of Teva’s ANDA has expired. ACTONEL OaM had FDA exclusivity through April 2011 and the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

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

On February 24, 2010, the Company and Roche received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the Company’s 5, 30, 35 and 75 mg dosage strength ACTONEL tablets, as well as ACTONEL OaM tablets. The notice letter contends that the ‘513 Patent, the Merck Patents and the ‘938 Patent which cover the products are invalid and/or will not be infringed. The Company and Roche filed a patent suit against Mylan in April 2010 in the U.S. District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent based on its proposed generic version of ACTONEL OaM tablets. The lawsuit results in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of the Company’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. Additionally, ACTONEL OaM had FDA exclusivity through April 2011, and Mylan did not certify against the underlying ‘122 Patent which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products. As a result, the Company does not believe that Mylan will be permitted to market its proposed

ANDA products prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration of the ‘122 Patent (including a 6-month pediatric extension of regulatory exclusivity). In addition, the ‘938 Patent covering ACTONEL OaM expires in 2023.

In October, November and December 2010 and February 2011, the Company and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of ACTONEL OaM to include Roche’s new U.S. Patent No. 7,718,634 (the “‘634 Patent”). The notice letters contended that the ‘634 Patent, a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. The Company and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘634 Patent. We believe that no additional 30-month stay is available in these matters because the ‘634 Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to ACTONEL OaM. ACTONEL OaM had FDA exclusivity through April 2011, and the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

The Company and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of ACTONEL OaM have been consolidated for pretrial purposes. Trial for the suits relating to the ‘938 Patent has been scheduled for July 2012. No trial date has been set for the suits relating to the ‘634 Patent. While the Company and Roche intend to vigorously defend the ‘938 Patent and the ‘634 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of ACTONEL OaM will not be approved and enter the market prior to the expiration of the ‘938 Patent and the ‘634 Patent in 2023.

DORYX Patent Matters

As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd.’s (“Mayne”) U.S. Patent No. 6,958,161 (the “‘161 Patent”) covering the Company’s DORYX product was submitted to the FDA for listing in the FDA’s Orange Book and potential generic competitors that had filed an ANDA prior to the listing of the ‘161 Patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In November and December 2008, and January 2009, the Company and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan, Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets (“DORYX 100 and 75”). Those notice letters contend that the ‘161 Patent is invalid, unenforceable or not infringed. In December 2008 and January 2009, the Company and Mayne filed lawsuits against each of the potential generic competitors in the United States District Court for the District of New Jersey, charging them with infringement of the ‘161 Patent. In March 2009, the Company received the FDA’s response to a citizen petition that it had submitted requesting that the FDA impose a 30-month stay of approval on ANDAs referencing DORYX 100 and 75 that were filed prior to the listing of the ‘161 Patent under the transition rules of the QI Act. In its joint response to the citizen petitions of the Company and several other petitioners, the FDA took the position that a 30-month stay would not apply to approvals for such ANDAs. On November 9, 2009, pursuant to an agreement among the Company, Mayne and Mutual, the District Court dismissed the lawsuit against Mutual concerning generic versions of DORYX 100 and 75 following Mutual’s agreement to withdraw its ANDA with respect to such products. In March 2011, the Company entered into a settlement agreement with Actavis pursuant to which Actavis agreed, among other things, not to market or sell a generic equivalent of Doryx 100 and 75 until December 15, 2016, subject to certain exceptions and conditions. In April 2011, the Company’s action against Actavis was dismissed without prejudice.

In March 2009, the Company and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150 mg delayed-release tablets (“DORYX 150”). The notice letters contend that the ‘161 Patent is not infringed. In March 2009, the Company and Mayne filed a lawsuit against Impax in the United States District Court for the District of New Jersey, charging Impax with infringement of the ‘161 Patent. In May 2009, the Company and Mayne filed a lawsuit against Mylan in the United States District Court for the District of New Jersey charging Mylan with infringement of the ‘161 Patent. Based on the FDA’s March 2009 response, the Company believes that because each of Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 150 were submitted after the listing of the ‘161 Patent in the FDA’s Orange Book, that the FDA will stay approval of these generic versions of the product for up to 30 months, subject to the prior resolution of the matter before the District Court.

In January 2010, the Company and Mayne received a Paragraph IV certification notice letter from Sandoz indicating that it had amended its ANDA previously submitted to the FDA requesting approval to manufacture and sell generic versions of DORYX 100 and 75 to include a generic version of DORYX 150. The notice letter contends that the ‘161 Patent is invalid, unenforceable or not infringed. In January 2010, the Company and Mayne filed a lawsuit against Sandoz in the United States District Court for the District of New Jersey charging Sandoz with infringement of the ‘161 Patent with respect to DORYX 150. While the Company can give no assurance, it believes that under current law, the FDA may not approve Sandoz’s amended ANDA with respect to DORYX 150 until 180 days following the date on which the “first filer” of an ANDA with respect to DORYX 150 enters the market, unless the first filer transfers or forfeits its first filer rights, for example by failing to timely receive tentative approval of its product or begin marketing its product in a timely manner.

In February 2010, the Company and Mayne received a Paragraph IV certification notice letter from Heritage Pharmaceuticals Inc. (“Heritage”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 100 and 75 and DORYX 150. In March 2010, the Company and Mayne filed a lawsuit against Heritage in the United States District Court for the District of New Jersey charging Heritage with infringement of the ‘161 Patent. In December 2010, the Company entered into a settlement agreement with Heritage pursuant to which Heritage agreed, among other things, not to market or sell generic equivalents of DORYX 100 and 75 and DORYX 150 until December 15, 2016, subject to certain exceptions and conditions. In February 2011, the Company’s action against Heritage was dismissed without prejudice.

All of the actions against Mylan, Impax and Sandoz have been consolidated for discovery purposes. No trial dates have been set by the District Court. In December 2010, the FDA approved Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 100 and 75, and the Company believes that generic versions of these products were launched “at-risk” in January 2011. DORYX 100 and 75 represent less than 5% of our DORYX franchise based on total prescriptions according to IMS Health, Inc., while DORYX 150 currently represents the remainder of the DORYX franchise. If the FDA approves Impax’s or Mylan’s ANDAs with respect to DORYX 150 following the expiration of the applicable 30-month stay in September 2011, and Impax or Mylan elects to launch “at-risk”, a generic equivalent of DORYX 150 could also enter the market prior to the expiration of the ‘161 Patent in 2022. While the Company and Mayne intend to vigorously defend the ‘161 Patent and pursue all of their legal rights, including their right to any monetary damages, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that additional generic equivalents of DORYX 100 or 75, or any generic equivalent of DORYX 150, will not be approved and enter the market prior to the expiration of the ‘161 Patent in 2022.

LOESTRIN 24 FE Patent Matters

In April 2011, the Company received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care Ltd. (“Famy Care”), indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contends that the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”), which covers LOESTRIN 24 FE and expires in 2014, is invalid, unenforceable or not infringed. The Company is reviewing the Famy Care notice letter and expects to file an infringement lawsuit against Famy Care and Mylan within 45 days of its receipt of the Paragraph IV certification notice letter. If the Company files suit against Famy Care within 45 days, the FDA will be prohibited from approving Famy Care’s ANDA for 30 months from the date of the Company’s receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. In January 2009, the Company entered into a settlement and license agreement with Watson to resolve patent litigation related to the ‘394 Patent. Under the agreement, Watson agreed, among other things, not to commence marketing its generic equivalent product until the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which the Company has granted rights to a third party to market a generic version of LOESTRIN 24 FE in the U.S. or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the U.S. without authorization from the Company. In addition, under current law, unless Watson forfeits its “first filer” status, the FDA may not approve later-filed ANDAs until 180 days following the date on which Watson enters the market. However, the Company believes Watson may have forfeited its “first filer” status as a result of its failure to obtain approval by the FDA of its ANDA within the requisite period. In October 2010, the Company also entered into a settlement and license agreement with Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), to resolve patent litigation related to the ‘394 Patent. Under that agreement, Lupin and its affiliates agreed, among other things, not to market or sell a generic equivalent product until the earlier of July 22, 2014 or the date of an “at-risk” entry into the U.S. market by a third party generic version of LOESTRIN 24 FE. While the Company intends to vigorously defend the ‘394 Patent and pursue its legal rights, it can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014.

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

15. Income Taxes

The Company operates in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. The Company’s effective tax rate for the quarters ended March 31, 2011 and 2010 was 709% and 58%, respectively. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes. In the quarter ended March 31, 2011 the discrete items included valuation allowances related to the announced restructuring of certain of the Company’s Western European operations. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

16. Segment Information

The Company’s business is organized into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how it manages its business and views the markets it serves. The Company manages its businesses separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In addition to managing the Company’s results of operations in the two reportable segments, the Company manages revenues at a brand level.

An operating segment’s performance is primarily evaluated based on segment operating profit, which excludes interest expense, and is used by the chief operating decision maker to evaluate the success of a specific region. The Company believes that segment operating profit is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP.

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the quarters ended March 31, 2011 and 2010:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended March 31, 2011
Total revenue	$1,323,362	$203,372	$(770,205)	$756,529

Segment operating profit	$426,141	$9,523	$(274,926)	$160,738

Corporate expenses				(1,765)
Interest (expense), net				(155,025)

Income before taxes				$3,948

Quarter Ended March 31, 2010
Total revenue	$794,768	$209,825	$(243,291)	$761,302

Segment operating profit	$64,292	$35,345	$(62,043)	$37,594

Corporate expenses				(5,845)
Interest (expense), net				(72,398)

(Loss) before taxes				$(40,649)

(1)	Eliminations represent inter-segment revenues and related cost of sales.

The following table presents total revenues by product for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Revenue breakdown by product
ACTONEL(1)	$231,651	$262,308
ASACOL	187,327	165,020
LOESTRIN 24 FE	119,272	78,751
DORYX	65,928	50,900
ENABLEX	45,304	18,180
ESTRACE Cream	34,553	29,758
LO LOESTRIN FE	7,958	—
FEMHRT	7,890	9,293
FEMCON FE	6,080	10,636
ATELVIA	975	—
DOVONEX	—	37,804
TACLONEX	—	34,906
Other Women’s Healthcare	15,646	15,892
Other Hormone Therapy	6,368	7,398
Other Oral Contraceptives	4,049	7,432
Other products	17,120	20,815
Contract manufacturing product sales	2,902	5,129
Other revenue	3,506	7,080

Total revenue	$756,529	$761,302

(1)	Other revenue related to ACTONEL is combined with its product net sales for purposes of presenting revenue by product and segment reporting.

The following tables present additional segment information for the quarters ended March 31, 2011 and 2010:

	North America	ROW	Total Company
Quarter ended March 31, 2011
Capital expenditures	$7,961	$4,096	$12,057
Amortization of intangible assets	146,250	1,395	147,645
Depreciation expense	6,740	3,779	10,519
Write-down of property, plant and equipment	20,889	—	20,889

Quarter ended March 31, 2010
Capital expenditures	$10,115	$5,347	$15,462
Amortization of intangible assets	137,212	23,700	160,912
Depreciation expense	6,044	1,447	7,491

The following table presents total revenue by significant country of domicile for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
U.S.	$618,811	$562,386
France	31,490	40,393
Canada	21,067	40,557
Puerto Rico	13,139	7,817
UK / Republic of Ireland	12,740	24,993
Italy	12,487	17,220
Other	46,795	67,936

Total	$756,529	$761,302

17. Reliance on Significant Suppliers

In the event that a significant supplier (including a third-party manufacturer or supplier of certain active pharmaceutical ingredients, or “API”) suffers an event that causes it to be unable to manufacture the Company’s product or meet the Company’s API requirements for a sustained period and the Company is unable to obtain the product or API from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the business of the Company. The following table shows revenue generated from products by significant supplier as a percentage of total revenues.

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Lonza Inc	31%	34%
Cambrex Corporation	23%	19%
Bayer	20%	13%
LEO Pharma	0%	10%

18. Comprehensive Income

ASC Topic 220, “Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported in shareholders’ (deficit) to be separately disclosed as other comprehensive (loss). Other comprehensive income / (loss) is comprised of net income / (loss) plus the period activity within accumulated other comprehensive income / (loss). Other comprehensive (loss) was $(4,470) and ($28,925) for the quarters ended March 31, 2011 and 2010, respectively.

The components of accumulated other comprehensive income / (loss) consist of:

	As of March 31, 2011	As of December 31, 2010
Cumulative translation adjustment	$(4,164)	$(23,829)
Actuarial gains related to defined benefit plans (net of tax)	8,106	8,184

Total	$3,942	$(15,645)

19. Retirement Plans

The Company has defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The Swiss plan is partially employee funded, but the employee contributions were not material.

The net periodic benefit cost of the Company’s non-U.S. defined benefit plans for the quarters presented were as follows:

	Quarter Ended March 31,
	2011	2010
Service cost	$567	$529
Interest cost	1,091	1,049
Expected return on plan assets	(1,064)	(864)
Amortization of:
Actuarial losses	(45)	—
Prior service costs	(33)	—

Net periodic benefit cost	$516	$714

Company Contributions

For the quarter ended March 31, 2011, the Company contributed $1,291 to non-U.S. retirement plans.

20. Related Parties

In March 2011, certain of the Company’s shareholders sold approximately 26,500,000 ordinary shares at a price of $23.25 per share in a registered public offering (the “2011 Secondary Offering”). The selling shareholders included the remaining sponsors and members of the Company’s senior management team. The Company did not receive any proceeds from the sale of the shares but did pay expenses of the 2011 Secondary Offering. Following the 2011 Secondary Offering, the remaining sponsors collectively owned approximately 30% of the Company’s ordinary shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report and elsewhere in this Form 10-Q.

Summary

The following are certain significant events that occurred in 2011:

•	In January 2011, we made optional prepayments of our term loan indebtedness of $200 million;

•

In March 2011, we successfully completed the refinancing of our senior secured indebtedness. We used the proceeds of our term loan borrowings under our New Senior Secured Credit Facilities (as defined below), as well as approximately $279 million of cash on hand, to repay and terminate our Prior Senior Secured Credit Facilities (defined below) and to pay related fees, expenses and accrued interest. The refinancing had the effect of extending the maturity profile of our senior secured indebtedness and reducing certain LIBOR floors and interest margins;

•

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in 2010. In connection with the restructuring, we intend to move to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan is expected to impact approximately 500 employees and remains subject to consultation with local works councils in certain European jurisdictions. In connection with the restructuring, we recorded a pre-tax expense of $43 million related to severance charges in the quarter ended March 31, 2011;

•

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. Going forward this facility will serve as a warehouse and distribution center. In connection with the repurposing, in the quarter ended March 31, 2011 we recorded $7 million in severance charges and $21 million in non-cash charges relating to the write-down of certain property, plant and equipment;

•	Our revenue for the quarter ended March 31, 2011 was $757 million and our net (loss) was ($24) million.

2011 Strategic Transactions

During 2011, the following events impacted our results of operations and will continue to have an impact on our future operations.

Refinancing of Senior Secured Indebtedness

On March 17, 2011, our subsidiaries, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL”) (the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent in order to refinance our Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility available to all Borrowers. At the closing, we borrowed a total of $3,000 million under the new term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the new term loans, together with approximately $279 million of cash on hand, were used to repay $3,219 million in aggregate term loans outstanding under our Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

Western European Restructuring

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom.

We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we intend to move to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. We currently expect to complete the restructuring by the middle of 2012. The implementation of the restructuring plan, which is expected to impact approximately 500 employees, and the aggregate amounts to be expensed, remain subject to consultation with local works councils in certain European jurisdictions. Severance costs of $43 million were recorded in the quarter ended March 31, 2011 and were included as a component of restructuring costs in the condensed consolidated statement of operations. Severance related costs are expected to be settled in cash within the next twelve months.

Manati Facility

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. Going forward this facility will serve as a warehouse and distribution center. As a result of the repurposing, we recorded a charge of $21 million in the quarter ended March 31, 2011 for the write-down of certain property, plant and equipment. Additionally, severance costs of $7 million were recorded in the quarter ended March 31, 2011. The severance costs relating to the Manati repurposing are expected to be settled in cash within the next twelve months. The total expenses of $28 million related to the Manati repurposing were recorded as a component of cost of sales.

2010 Strategic Transactions

During 2010, we completed three strategic transactions that impacted our results of operations and will continue to have an impact on our future operations.

Amendment of the Sanofi Collaboration Agreement

In April 2010, we and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment to our global collaboration agreement pursuant to which we co-develop and market ACTONEL products on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). Under the terms of the amendment, we took full operational control over the promotion, marketing and research and development (“R&D”) decisions for ACTONEL products, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration agreement between the parties, payments from us based on an agreed percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Collaboration Agreement. For a further description of the Collaboration Agreement, including the arbitration proceedings with respect to the potential early termination of the Collaboration Agreement, see “Note 7” to our notes to the condensed consolidated financial statements.

Special Dividend Transaction

On September 8, 2010, we paid a special cash dividend of $8.50 per share, or $2,144 million in the aggregate, to shareholders of record on August 30, 2010 (the “Special Dividend”). In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500 million aggregate principal amount of new term loan indebtedness in connection with an amendment to our Prior Senior Secured Credit Facilities and issued $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The incurrence of this indebtedness and the indebtedness that was incurred in connection with the ENABLEX Acquisition (as defined below) impacted our interest expense during the quarter ended March 31, 2011.

ENABLEX Acquisition

On October 18, 2010, we acquired the U.S. rights to Novartis Pharmaceuticals Corporation’s (“Novartis”) ENABLEX product for an upfront payment of $400 million in cash at closing, plus future milestone payments of up to $20 million in the aggregate based on 2011 and 2012 net sales of ENABLEX (the “ENABLEX Acquisition”). Concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX in the U.S. market. We issued an additional $500 million aggregate principal amount of 7.75% senior notes due 2018 (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”) on September 29, 2010 in order to fund the ENABLEX Acquisition and for general corporate purposes.

Operating Results for the quarters ended March 31, 2011 and 2010

Revenue

The following table sets forth our unaudited revenue for the quarters ended March 31, 2011 and 2010, with the corresponding dollar and percentage changes:

	Quarter Ended March 31,		Increase (decrease)
(dollars in millions)	2011	2010	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$232	$262	$(30)	(12)%
ATELVIA	1	—	1	100%

Total osteoporosis	233	262	(29)	(11)%

Oral Contraceptives
LOESTRIN 24 FE	119	79	40	51%
LO LOESTRIN FE	8	—	8	100%
FEMCON FE	6	11	(5)	(43)%
Other Oral Contraceptives	4	7	(3)	(46)%

Total oral contraceptives	137	97	40	42%

Hormone Therapy
ESTRACE Cream	35	30	5	16%
FEMHRT	8	9	(1)	(15)%
Other Hormone Therapy	6	7	(1)	(14)%

Total hormone therapy	49	46	3	5%

Other women’s healthcare products	16	16	—	—%

Total Women’s Healthcare	435	421	14	3%

Gastroenterology:
ASACOL	187	165	22	14%
Dermatology:
DORYX	66	51	15	30%
TACLONEX(2)	—	35	(35)	(100)%
DOVONEX(2)	—	38	(38)	(100)%

Total Dermatology	66	124	(58)	(47)%

Urology:
ENABLEX(3)	45	18	27	149%
Other:
Other products net sales	17	21	(4)	(18)%
Contract manufacturing product sales	3	5	(2)	(43)%
Other revenue(4)	4	7	(3)	(50)%

Total Revenue	$757	$761	$(4)	(1)%

(1)	Includes “other revenue” of $22 million and $27 million for the quarters ended March 31, 2011 and 2010, respectively, as reported in our condensed consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi.
(2)	Includes revenues from our distribution agreement with LEO Pharma A/S (“LEO”). On September 23, 2009, we entered into a definitive asset purchase agreement with LEO pursuant to which LEO paid us $1,000 million in cash in order to terminate our exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to our distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, we continued to record net sales of DOVONEX and TACLONEX following the closing of the LEO Transaction until June 30, 2010. On June 30, 2010, LEO assumed responsibility for its own distribution services, and on July 15, 2010 the parties formally terminated the distribution agreement.
(3)	Includes “other revenue” of $18 million for the quarter ended March 31, 2010 reported in our condensed consolidated statement of operations resulting from the contractual percentage we received of Novartis’ sales of ENABLEX. Effective October 18, 2010, we began to record sales of ENABLEX on a gross basis as we became the principal in the sales transactions.
(4)	Excludes “other revenue” of $22 million and $45 million for the quarters ended March 31, 2011 and 2010, respectively, reported in our condensed consolidated statement of operations and disclosed above pursuant to footnotes 1 and 3 above.

Total revenue in the quarter ended March 31, 2011 was $757 million, a decrease of $4 million, or 1%, compared to the quarter ended March 31, 2010. For the quarter ended March 31, 2011 declines in DOVONEX and TACLONEX net sales (as a result of the LEO Transaction) and ACTONEL revenues were offset, in part, by revenue growth in certain other products, primarily LOESTRIN 24 FE, ENABLEX and ASACOL, as compared to the prior year quarter. In addition to transactions such as the LEO Transaction, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Revenues of our osteoporosis products decreased $29 million, or 11%, in the quarter ended March 31, 2011, compared with the prior year quarter. Global revenues of ACTONEL were $232 million in the quarter ended March 31, 2011 compared to $262 million in the prior year quarter. The 12% decrease in ACTONEL global revenues in the quarter ended March 31, 2011 relative to the prior year quarter was attributable primarily to the loss of exclusivity in Western Europe which began in the fourth quarter of 2010. ACTONEL revenues outside of North America, or rest of world (“ROW”), were $69 million in the quarter ended March 31, 2011, down 37% from $108 million in the prior year quarter. Revenues of ACTONEL in North America were $163 million and $154 million, respectively, including $144 million and $120 million, respectively in the U.S., for the quarters ended March 31, 2011 and 2010. In the United States, ACTONEL revenues increased $24 million compared to the prior year quarter primarily due to a decrease in sales-related deductions, an expansion of pipeline inventories, and higher average selling prices, offset in part by a 27% decrease in filled prescriptions. In the U.S., ACTONEL continues to face market share declines due to the impact of managed care initiatives that encourage the use of generic versions of other products, such as Fosamax, as well as declines in filled prescriptions within the overall oral bisphosphonate market. While we expect to continue to experience significant declines in global ACTONEL revenues throughout the remainder of 2011 relative to 2010, we expect revenues from our new product ATELVIA will grow and partially offset some of those declines in the U.S. market. ATELVIA, which we began to promote in the U.S. in early 2011, generated net sales of $1 million in the quarter ended March 31, 2011.

Net sales of our oral contraceptive products increased $40 million, or 42%, in the quarter ended March 31, 2011, compared with the prior year quarter. LOESTRIN 24 FE generated revenues of $119 million in the quarter ended March 31, 2011, an increase of 51%, compared with $79 million in the prior year quarter. The increase in LOESTRIN 24 FE net sales was primarily due to a 20% increase in filled prescriptions in the quarter ended March 31, 2011, as well as a decrease in sales-related deductions and higher average selling prices, offset in part by a contraction of pipeline inventories relative to the prior year quarter. LO LOESTRIN FE, which we began to promote in the U.S. in early 2011, generated net sales of $8 million in the quarter ended March 31, 2011. In March 2011, as expected, we believe Teva launched a generic version of our FEMCON FE product. We anticipate net sales of FEMCON FE will continue to decline during 2011 as compared to the prior year periods as a result of generic competition.

Net sales of our hormone therapy products increased $3 million, or 5%, in the quarter ended March 31, 2011 as compared with the prior year quarter. Net sales of ESTRACE Cream increased $5 million, or 16%, compared to the prior year quarter. The increase in ESTRACE Cream was primarily due to higher average selling prices and an increase in filled prescriptions of 10% compared to the prior year quarter.

Net sales of ASACOL were $187 million in the quarter ended March 31, 2011, an increase of 14%, compared with $165 million in the prior year quarter. ASACOL revenues in North America in the quarters ended March 31, 2011 and 2010 totaled $178 million and $152 million, respectively, including revenues in the United States of $173 million and $147 million, respectively. The increase in ASACOL net sales in the United States was primarily due to higher average selling prices and an expansion of pipeline inventories, offset in part by a decrease in filled prescriptions of 3%, relative to the prior year quarter. In October 2007, we and Medeva Pharma Suisse AG (“Medeva”), the owner of the formulation and method patent for the ASACOL 400 mg product, filed a patent infringement suit against Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, with respect to Roxane’s ANDA for a generic version of the ASACOL 400 mg product. See “Note 14” to the notes to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information. Our ASACOL 800 mg product (known as ASACOL HD in the U.S.) was launched in the United States in June 2009 and has protection under a separate formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product. The ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales in the quarters ended March 31, 2011 and 2010.

Net sales of our dermatology products decreased $58 million, or 47%, in the quarter ended March 31, 2011, as compared to the prior year quarter. This decrease relative to the prior year quarter was primarily due to a $73 million decrease in net sales of DOVONEX and TACLONEX resulting from LEO’s assumption of responsibility for the distribution of DOVONEX and TACLONEX on June 30, 2010. From the closing of the LEO Transaction in September 2009 until June 30, 2010, we recorded net sales (and cost of sales) for all DOVONEX and TACLONEX products sold in the United States at nominal distributor margins pursuant to the distribution agreement executed in connection with the LEO Transaction. We did not record any net sales of DOVONEX or TACLONEX in the quarter ended March 31, 2011. Net sales of DORYX increased $15 million, or 30%, in the quarter ended March 31, 2011, compared to the prior year quarter, primarily due to a decrease in sales-related deductions as well as higher average selling prices, offset, in part, by a 24% decrease in filled prescriptions. The decrease in sales-related deductions compared with the prior year quarter was primarily a result of changes to our loyalty card program in early 2011 which reduced the rebate offered to patients on DORYX 150 mg. As expected, the reduction in the rebate resulted in decreased usage of our customer loyalty card for DORYX 150 mg and a meaningful decline in filled prescriptions of DORYX 150 mg relative to the prior year quarter. Offsetting the decline in filled prescriptions were significantly higher average net sales values per prescription for DORYX 150 mg. Although our DORYX patent does not expire until 2022 and we and Mayne Pharma International Pty. Ltd. (“Mayne”) have filed infringement lawsuits against Mylan Pharmaceuticals Inc. (“Mylan”) and Impax Laboratories, Inc. (“Impax”) arising from their Abbreviated New Drug Application (“ANDA”) filings with respect to our DORYX 75 mg and 100 mg products, we believe that generic versions of such products were launched “at risk” in January 2011 following the Food and Drug Administration’s approval of their respective ANDAs in December 2010. See “Note 14” to the notes to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.

Revenues of ENABLEX in the quarter ended March 31, 2011 were $45 million compared to $18 million in the prior year quarter. The increase in ENABLEX revenues in the quarter ended March 31, 2011 relative to the prior year quarter was primarily attributable to the ENABLEX Acquisition on October 18, 2010 pursuant to which we acquired the U.S. rights to ENABLEX. As a result of the ENABLEX Acquisition, we began to record sales of ENABLEX in product net sales on a gross basis as we became the principal in the sales transactions. During periods prior to the ENABLEX Acquisition, including the quarter ended March 31, 2010, ENABLEX revenue was recorded based on the contractual percentage we received of Novartis’ net sales pursuant to our co-promotion agreement with Novartis. Filled prescriptions of ENABLEX in the U.S. decreased 2% in the quarter ended March 31, 2011 compared to the prior year quarter.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the quarters ended March 31, 2011 and 2010:

(dollars in millions)	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	$ Change	Percent Change
Product net sales	$731	$709	$22	3%

Cost of sales (excluding amortization)	123	217	(94)	(43)%

Cost of sales percentage	17%	31%

Cost of sales (excluding amortization) decreased $94 million, or 43%, in the quarter ended March 31, 2011 compared with the prior year quarter. The quarter ended March 31, 2011 included $28 million in costs related to the repurposing of the Manati facility. The decrease in cost of sales in the quarter ended March 31, 2011 relative to the prior year quarter was, in part, due to the impact of the purchase accounting inventory step-up resulting from the acquisition of The Procter & Gamble Company’s global branded pharmaceutical business (the “PGP Acquisition”) of $106 million that was recognized in the quarter ended March 31, 2010. Also included in the quarter ended March 31, 2010 was approximately $73 million of costs related to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. These costs in the quarter ended March 31, 2010 were offset, in part, by a $25 million gain relating to the sale of certain inventories in connection with the LEO Transaction. Excluding the impact of the items mentioned above, our cost of sales percentage increased in the quarter ended March 31, 2011 relative to the prior year quarter from 10% to 13% primarily due to the mix of products sold and the fact that there were no costs of sales associated with our Enablex revenue in the prior year quarter.

Selling, General & Administrative (“SG&A”) Expenses

Our SG&A expenses were comprised of the following for the quarters ended March 31, 2011 and 2010:

(dollars in millions)	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	$ Change	Percent Change
Advertising & Promotion (“A&P”)	$50	$31	$19	62%
Selling and Distribution	128	168	(40)	(24)%
General, Administrative and Other (“G&A”)	75	121	(46)	(38)%

Total	$253	$320	$(67)	(21)%

SG&A expenses for the quarter ended March 31, 2011 were $253 million, a decrease of $67 million, or 21%, from $320 million in the prior year quarter. A&P expenses for the quarter ended March 31, 2011 increased $19 million, or 62%, compared to the prior year quarter, primarily due to advertising and other promotional expenses attributable to the U.S. launches of ATELVIA and LO LOESTRIN FE. Selling and distribution expenses for the quarter ended March 31, 2011 decreased $40 million, or 24%, compared to the prior year quarter. The decrease was primarily due to a decrease in the Sanofi co-promotion expense of $48 million as a result of decreased ACTONEL revenues primarily in Western Europe and the April 2010 amendment to the Collaboration Agreement, offset, in part, by increases in promotional spending related to the launches of ATELVIA and LO LOESTRIN FE. G&A expenses in the quarter ended March 31, 2011 decreased $46 million, or 38%, as compared to the prior year quarter, primarily due to the following charges which were included in G&A expenses in the quarter ended March 31, 2010: (i) $23 million of expenses payable to P&G under the transition services agreement entered into in connection with the PGP Acquisition, (ii) $12 million of legal, consulting and other professional fees relating primarily to the PGP Acquisition and (iii) $13 million of severance costs.

R&D

Our R&D expenses were comprised of the following for the quarters ended March 31, 2011 and 2010:

(dollars in millions)	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	$ Change	Percent Change
Unallocated overhead expenses	$18	$16	$2	9%
Expenses allocated to specific projects	12	14	(2)	(13)%
Regulatory fees	1	1	—	—%

Total	$31	$31	$—	—%

Our investment in R&D for the quarter ended March 31, 2011 was essentially flat as compared to the prior year quarter. Our R&D expenses consist of our internal development costs, fees paid to contracted development groups and license fees paid to third parties. R&D expenditures are subject to fluctuation due to the stage and timing of our R&D projects. Project related costs in the quarters ended March 31, 2011 and March 31, 2010 primarily related to project spend within our urology, women’s healthcare and dermatology therapeutic categories.

Amortization of Intangible Assets

Amortization of intangible assets in the quarters ended March 31, 2011 and 2010 was $148 million and $161 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We regularly review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. We expect our 2011 amortization expense to decline compared to 2010 as most of our intangible assets are amortized on an accelerated basis. This decline in 2011 is expected to be offset, in part, by amortization expense associated with certain of our new products, such as ATELVIA, and as a result of the ENABLEX Acquisition.

Net interest expense

Our net interest expense was comprised of the following for the quarters ended March 31, 2011 and 2010:

(dollars in millions)	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$70	$44	$26	55%
Amortization of deferred loan costs	8	8	—	—%
Write-offs of deferred loan costs resulting from debt prepayments, including refinancing premium	77	20	57	293%

Total	$155	$72	$83	114%

Net interest expense for the quarter ended March 31, 2011 was $155 million, an increase of $83 million, or 114%, from $72 million in the prior year quarter. Included in net interest expense in the quarter ended March 31, 2011, was $77 million relating to the write-off of deferred loan costs associated with optional prepayments of debt and the repayment of the outstanding balance in connection with the refinancing of our senior secured indebtedness in March 2011. Included in net interest expense in the quarter ended March 31, 2010, was $20 million relating to the write-off of deferred loan costs associated with the purchase and redemption of the remaining portion of our 8.75% senior subordinated notes due 2015 (“8.75% Notes”) and the optional prepayment of $400 million of indebtedness under our Prior Senior Secured Credit Facilities. Excluding the write-off of deferred loan costs, net interest expense increased $26 million in the quarter ended March 31, 2011 relative to the prior year quarter. The increase was primarily due to an increase in our average outstanding indebtedness relative to the same period in 2010. The increase in our average outstanding indebtedness in the quarter ended March 31, 2011 as compared to the prior year quarter was due primarily to the timing of the incurrence of indebtedness during 2010 in connection with the Special Dividend and the ENABLEX Transaction.

Provision / (Benefit) for Income Taxes

We operate in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. Our effective tax rate for the quarters ended March 31, 2011 and 2010 was 709% and 58%, respectively. The effective income tax rate for interim reporting periods is volatile due to changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes. In the quarter ended March 31, 2011 the discrete items included valuation allowances related to the announced restructuring of certain of our Western European operations. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“ASC 740”).

Net (Loss)

Due to the factors described above, we reported a net (loss) of ($24) million and ($17) million in the quarters ended March 31, 2011 and 2010, respectively.

Operating Results by Segment

Our business is organized into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the ROW consistent with how we manage our business and view the markets we serve. We manage our business separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

We measure an operating segment’s performance primarily based on segment operating profit, which excludes interest, and is used by the chief operating decision maker to evaluate the success of a specific region.

In the quarters ended March 31, 2011 and 2010, revenues in North America were $1,323 million and $795 million, respectively. Revenues in North America increased primarily as a result of an increase in our inter-segment revenues. Revenues in ROW in the quarters ended March 31, 2011 and 2010 were $203 million and $210 million, respectively. Revenues in ROW decreased by $7 million primarily as a result of a decrease in ACTONEL revenues offset, in part, by an increase in our inter-segment revenues.

Segment operating profit in North America was $426 million and $64 million in the quarters ended March 31, 2011 and 2010, respectively. ROW segment operating profit was $10 million and $35 million in the quarters ended March 31, 2011 and 2010, respectively. Segment operating profit in North America grew as a result of the factors described above.

Financial Condition, Liquidity and Capital Resources

Cash

At March 31, 2011, our cash on hand was $201 million, as compared to $402 million at December 31, 2010. As of March 31, 2011 our total outstanding debt was $4,259 million and consisted of $3,000 million of term loan borrowings under our New Senior Secured Credit Facilities (as defined below), $1,250 million aggregate principal amount of 7.75% Notes, and $9 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

(dollars in millions)	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Net cash provided by operating activities	$272	$245
Net cash (used in) investing activities	(12)	(18)
Net cash (used in) financing activities	(467)	(518)
Effect of exchange rates on cash and cash equivalents	6	(2)

Net (decrease) in cash and cash equivalents	$(201)	$(293)

Our net cash provided by operating activities for the quarter ended March 31, 2011 increased $27 million compared with the prior year quarter. We reported a net (loss) of ($24) million for the quarter ended March 31, 2011 as compared to a net (loss) of ($17) million for the prior year quarter. Included in the net (loss) in the quarter ended March 31, 2011 were $28 million of charges not settled in cash relating to the Manati repurposing, $43 million of restructuring costs that were not settled in cash during the quarter as well as non-cash interest charges of $85 million. Included in our net (loss) in the quarter ended March 31, 2010 was a non-cash charge of $106 million relating to the write-off of the fair value step-up of inventories acquired in the PGP Acquisition as such inventories were sold as well as non-cash interest charges of $28 million. Our liability for unrecognized tax benefits (including interest) under ASC 740 which is expected to settle within the next twelve months is $10 million. Our liability for unrecognized tax benefits (including interest) which is expected to settle after twelve months is $77 million.

Our net cash used in investing activities during the quarter ended March 31, 2011 totaled $12 million, and consisted of capital expenditures. Our cash used in investing activities in the quarter ended March 31, 2010 totaled $18 million and consisted of $3 million of contingent purchase consideration paid to Pfizer Inc. in connection with the 2003 acquisition of FEMHRT and $15 million of capital expenditures. We expect our investments in capital expenditures in 2011 to decrease relative to our 2010 levels.

Our net cash used in financing activities in the quarter ended March 31, 2011 was $467 million, principally consisting of $3,000 million of borrowings under our New Senior Secured Credit Facilities, offset by prepayments and repayments in an aggregate amount of $3,419 million of term debt under our Prior Senior Secured Credit Facilities and the payment of loan costs of $51 million. We currently intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash used in financing activities in the quarter ended March 31, 2010 principally consisted of payments of $430 million of principal indebtedness under the Prior Senior Secured Credit Facilities and $90 million for the repurchase and redemption of the remaining aggregate principal amounts of our 8.75% Notes.

New Senior Secured Credit Facilities

On March 17, 2011, the Borrowers entered into the Credit Agreement with the Lenders and Bank of America, N.A. as administrative agent in order to refinance our Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided the New Senior Secured Credit Facilities in an aggregate amount of $3,250 million comprised of (i) $3,000 million in aggregate term loan facilities and (ii) a $250 million revolving credit facility available to all Borrowers. The term loan facilities are comprised of (i) a $1,250 million Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 million Term B Loan Facility consisting of an $800 million Term B-1 Loan, a $400 million Term B-2 Loan and a $550 million Term B-3 Loan (together, the “Term B Loans”). The proceeds of these new term loans, together with approximately $279 million of cash on hand, were used to repay $3,219 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

The Term A Loan matures on March 17, 2016 and bears interest at LIBOR plus 3.00%, with a LIBOR floor of 0.75%, and each of the Term B Loans matures on March 15, 2018 and bears interest at LIBOR plus 3.25%, with a LIBOR floor of 1.00%. The revolving credit facility matures on March 17, 2016 and includes a $20 million sublimit for swing line loans and a $50 million sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis. Loans drawn and letters of credit issued under the revolving credit facility bear interest at LIBOR plus 3.00%. The Borrowers are also required to pay a commitment fee on the unused commitments under the revolving credit facility at a rate of 0.75% per annum, subject to a leverage-based step-down.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). As of March 31, 2011 there were letters of credit totaling $2 million outstanding. As a result we had $248 million available under the revolving credit facility as of March 31, 2011.

The carrying amounts reported in the condensed consolidated balance sheets as of March 31, 2011 for our debt outstanding under our New Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

Prior Senior Secured Credit Facilities

On October 30, 2009 in connection with the PGP Acquisition, Holdings III and its subsidiaries, Luxco Borrower, WCC and WCCL, entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto, pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200 million (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,950 million of term loans, a $250 million revolving credit facility and a $350 million delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350 million, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of our then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a second amendment pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $1,500 million which, together with the proceeds from the issuance of $750 million aggregate principal amount of the 7.75% Notes (defined below), were used to fund the Special Dividend and to pay related fees and expenses. In January 2011, we made an optional prepayment of $200 million of our term loan indebtedness under the Prior Senior Secured Credit Facilities.

7.75% Notes

On August 20, 2010, we and certain of our subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by us and our subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes will be payable on March 15 and September 15 of each year, with the first payment made on March 15, 2011.

On September 29, 2010, the Issuers issued an additional $500 million aggregate principal amount of 7.75% senior notes due 2018 at a premium of $10 million (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by us to fund our $400 million upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by us and by our subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

As of March 31, 2011, the fair value of our outstanding 7.75% Notes, based on available market quotes, was $1,309 million ($1,250 million book value).

Components of Indebtedness

As of March 31, 2011, our outstanding debt included the following:

(dollars in millions)	Current Portion as of March 31, 2011	Long-Term Portion as of March 31, 2011	Total Outstanding as of March 31, 2011
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	143	2,857	3,000
7.75% Notes (including $9 unamortized premium)	1	1,258	1,259

Total	$144	$4,115	$4,259

As of March 31, 2011, mandatory principal repayments of long-term debt in the remainder of 2011 and each of the five years ending December 31, 2012 through 2016 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2011	$107
2012	236
2013	268
2014	268
2015	361
2016	111
Thereafter	2,899

Total long-term debt to be settled in cash	$4,250
7.75% Notes unamortized premium	9

Total long-term debt	$4,259

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flows from the operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under our New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required for the restructuring of our Western European operations. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated open market transactions. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we in the future engage in strategic business transactions such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at March 31, 2011.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $3,000 million as of March 31, 2011, a 1.0% increase in interest rates would impact net interest expense by approximately $8 million per quarter to the extent the interest rates raise above our LIBOR floors.

Foreign Currency Risk

A significant portion of our earnings and assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). In addition we have intercompany financing arrangements between our entities, certain of which may be denominated in a currency other than the entities’ functional currency. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate changes.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of March 31, 2011, we have not entered into any derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters ended March 31, 2011 and 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings of a nature considered normal to our business, including product liability litigation, intellectual property litigation, employment litigation, such as unfair dismissal and Federal and State fair labor and minimum wage law suits, and other litigation and contingencies. We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. We maintain insurance with respect to potential litigation in the normal course of our business based on our consultation with our insurance consultants and outside legal counsel, and in light of current market conditions, including cost and availability. In addition, we self-insure for certain liabilities not covered under our litigation insurance based on estimates of potential claims developed in consultation with our insurance consultants and outside legal counsel.

See “Note 14” to our Notes to the condensed consolidated financial statements for the quarter ended March 31, 2011 included in this quarterly report on Form 10-Q for a description of our significant legal proceedings.

Item 1A.	Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our periodic filings, including our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”), should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our periodic reports are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our periodic filings or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: May 6, 2011	By:	/S/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: May 6, 2011	By:	/S/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer