Form 10-Q
period 2011-06-30
Warner Chilcott plc
filed 2011-08-05
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 25, 2011, the registrant had 254,075,621 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	$5,651,989	$5,651,989
	As of June 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$262,357	$401,807
Accounts receivable, net	327,092	368,537
Inventories, net	123,152	119,497
Prepaid income taxes, net	21,458	49,385
Prepaid expenses and other current assets	196,542	237,814

Total current assets	930,601	1,177,040

Other assets:
Property, plant and equipment, net	223,996	235,709
Intangible assets, net	2,722,621	3,016,741
Goodwill	1,028,550	1,028,550
Other non-current assets	148,727	193,949

Total assets	$5,054,495	$5,651,989

LIABILITIES
Current liabilities:
Accounts payable	$45,897	$98,525
Accrued expenses and other current liabilities	725,183	730,830
Income taxes	1,211	24,176
Current portion of long-term debt	156,263	269,911

Total current liabilities	928,554	1,123,442

Other liabilities:
Long-term debt, excluding current portion	3,917,165	4,408,753
Other non-current liabilities	181,276	185,436

Total liabilities	5,026,995	5,717,631

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY / (DEFICIT)
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 254,035,539 and 252,527,004 shares issued and outstanding	2,540	2,525
Additional paid-in capital	26,030	9,805
Accumulated deficit	(14,536)	(62,327)
Accumulated other comprehensive income / (loss)	13,466	(15,645)

Total shareholders’ equity / (deficit)	27,500	(65,642)

Total liabilities and shareholders’ equity / (deficit)	$5,054,495	$5,651,989

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
REVENUE
Net sales	$648,100	$763,737	$1,378,847	$1,473,193
Other revenue	22,194	51,873	47,976	103,719

Total revenue	670,294	815,610	1,426,823	1,576,912

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	76,349	108,756	199,260	326,192
Selling, general and administrative	246,423	280,798	499,590	600,855
Restructuring costs	16,151	—	59,070	—
Research and development	25,425	51,256	56,339	82,404
Amortization of intangible assets	147,679	157,159	295,324	318,071
Interest expense, net	65,179	43,103	220,204	115,501

INCOME BEFORE TAXES	93,088	174,538	97,036	133,889
Provision for income taxes	21,240	59,285	49,245	35,879

NET INCOME	$71,848	$115,253	$47,791	$98,010

Earnings per share:
Basic	$0.28	$0.46	$0.19	$0.39
Diluted	$0.28	$0.46	$0.19	$0.39

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,791	$98,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,152	14,641
Write-down of property, plant and equipment	23,082	—
Amortization of intangible assets	295,324	318,071
Write-off of fair value step-up on acquired inventories	—	105,504
Amortization of deferred loan costs	95,190	34,446
Stock-based compensation expense	12,405	10,339
Changes in assets and liabilities:
Decrease / (increase) in accounts receivable, prepaid expenses and other current assets	70,759	(21,730)
Decrease in inventories	11,091	13,832
(Decrease) in accounts payable, accrued expenses and other current liabilities	(31,913)	(124,047)
(Decrease) in income taxes and other, net	(10,782)	(83,968)

Net cash provided by operating activities	532,099	365,098

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(2,900)
Capital expenditures	(27,583)	(55,305)

Net cash (used in) investing activities	(27,583)	(58,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Term borrowings under New Senior Secured Credit Facilities	3,000,000	—
Redemption of 8.75% senior subordinated notes due 2015 (“8.75% Notes”)	—	(89,460)
Payments for loan costs, including refinancing premium	(50,976)	—
Term repayments under Prior Senior Secured Credit Facilities	(3,418,980)	(458,747)
Term repayments under New Senior Secured Credit Facilities	(185,625)	—
Proceeds from the exercise of non-qualified options to purchase ordinary shares	3,836	3,990
Other	(168)	(87)

Net cash (used in) financing activities	(651,913)	(544,304)

Effect of exchange rates on cash and cash equivalents	7,947	(4,867)

Net (decrease) in cash and cash equivalents	(139,450)	(242,278)
Cash and cash equivalents, beginning of period	401,807	539,006

Cash and cash equivalents, end of period	$262,357	$296,728

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$47,171	$74,535

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

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to: estimated utilization or redemption rates, contract terms, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. No revisions were made to the methodology used in determining these reserves during the quarter and six months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $28,312 and $30,274, respectively. The amounts included in accrued liabilities were $452,182 and $455,041 (of which $132,477 and $129,621 related to reserves for product returns) as of June 30, 2011 and December 31, 2010, respectively. The provisions recorded to reduce gross sales to net sales were $220,968 and $200,000 in the quarters ended June 30, 2011 and 2010, respectively, and were $423,939 and $418,417 in the six months ended June 30, 2011 and 2010, respectively.

Total other revenue for the quarters ended June 30, 2011 and 2010 was $22,194 and $51,873, respectively, and for the six months ended June 30, 2011 and 2010 was $47,976 and $103,719, respectively. Primarily as a result of the ENABLEX Acquisition (as defined in “Note 4”), the Company expects other revenue to decline in 2011 and product net sales to increase with respect to ENABLEX, as compared to the prior year periods.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $9,840 and $6,934 for the quarters ended June 30, 2011 and 2010, respectively, and $95,190 and $34,446 in the six months ended June 30, 2011 and 2010, respectively. The increase in the six months ended June 30, 2011 compared to the prior year period was due primarily to the write-offs of deferred loan costs in connection with the termination of the Company’s Prior Senior Secured Credit Facilities (as defined in “Note 11”). During the six months ended June 30, 2011, the Company paid $50,976 in connection with the incurrence of new indebtedness under its New Senior Secured Credit Facilities, as further discussed in “Note 11”. Aggregate deferred loan costs were $115,032 and $159,188 as of June 30, 2011 and December 31, 2010, respectively, and were included in other non-current assets in the condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for fiscal years beginning after December 15, 2011. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. This standard removes the presentation options in Accounting Standards Codification (“ASC”) 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Since ASU 2011-05 only changes the presentation of comprehensive income in the financial statements, the adoption of ASU 2011-05 will not affect the Company’s condensed consolidated financial position or results of operations.

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company is in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The Company currently expects to complete the restructuring by the middle of 2012. The implementation of the restructuring plan, which is expected to impact approximately 500 employees, and the aggregate amounts to be expensed, remain subject to consultation with local works councils in certain European jurisdictions. Severance costs of $15,490 and $58,409 were recorded in the quarter and six months ended June 30, 2011, respectively, and were included as a component of restructuring costs in the condensed consolidated statement of operations. Also included as restructuring costs in the condensed consolidated statement of operations were certain contract termination expenses of $661 in the quarter and six months ended June 30, 2011. Severance related costs are expected to be settled in cash within the next twelve months. The Western European restructuring costs were recorded in the Company’s ROW operating segment (as defined in “Note 16”).

Manati Facility

In April 2011, the Company announced a plan to repurpose its Manati, Puerto Rico manufacturing facility. Going forward this facility will serve as a warehouse and distribution center. As a result of the repurposing, the Company recorded charges of $2,193 and $23,082 in the quarter and six months ended June 30, 2011, respectively, for the write-down of certain property, plant and equipment. Additionally, severance costs of $1,115 and $7,858 were recorded in the quarter and six months ended June 30, 2011, respectively. The majority of severance costs relating to the Manati repurposing were settled in cash during the quarter ended June 30, 2011. The expenses related to the Manati repurposing were recorded in the Company’s North American operating segment (as defined in “Note 16”) as a component of cost of sales.

Severance Accruals

The following table summarizes the activity in the Company’s aggregate severance accruals during the quarter and six months ended June 30, 2011:

Balance, December 31, 2010	$5,975
Severance charges expensed during the period	49,662
Other	633
Cash payments during the period	(941)

Balance, March 31, 2011	$55,329

Severance charges expensed during the period	16,605
Other	427
Cash payments during the period	(8,108)
Foreign currency translation adjustments	1,224

Balance, June 30, 2011	$65,477

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

PGP

On October 30, 2009, the Company acquired the global branded prescription pharmaceutical business (“PGP”) of The Procter & Gamble Company (“P&G”) for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). Under the terms of the purchase agreement pursuant to which the Company acquired PGP, the Company acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60,000. The total purchase price of $2,919,261 was allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. In the six months ended June 30, 2010, the Company recorded an expense, as a component of its cost of sales, of $105,504 as a result of the purchase accounting fair value step-up on inventories acquired in the PGP Acquisition as such inventories were sold to its customers. No such expense was recorded in the six months ended June 30, 2011.

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

During the quarter ended September 30, 2009, in connection with the distribution agreement mentioned above, the Company recorded a deferred gain of $68,919 relating to the sale of certain inventories in connection with the LEO Transaction. Pursuant to FASB ASC Sub Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements”, separate contracts with the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement. The LEO Transaction and distribution agreement contained (i) multiple deliverables, (ii) a delivered element with stand-alone value (intangible asset), and (iii) objective and reliable evidence of the undelivered item’s fair value. For the undelivered element, inventory, the Company retained title and the risks and rewards of ownership. The total arrangement consideration (or purchase price) of $1,000,000 was allocated among the units of accounting as set forth in ASC Sub Topic 605-25 “Revenue Recognition—Multiple-Element Arrangements” paragraph 30-1, and the portion of the gain in the amount of $68,919 on the undelivered product inventory at fair value, was deferred as of September 30, 2009.

The Company subsequently sold the inventory on behalf of LEO to its trade customers in the normal course of business and recognized revenues of approximately $76,762, $62,530 and $26,255, and cost of sales of approximately $42,578, $37,419 and $16,631 during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, respectively. The amounts were recognized as sales and cost of sales in the Company’s condensed consolidated statement of operations when the earnings process was culminated as the goods were delivered to the Company’s trade customers.

6. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested restricted share grants and their equivalent for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and six months ended June 30, 2011 and 2010, respectively:

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net income available to ordinary shareholders	$71,848	$115,253	$47,791	$98,010

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	252,296,178	251,243,674	252,117,696	251,113,794
Dilutive effect of grants of stock options, unvested restricted shares and their equivalent	2,813,068	1,739,471	2,703,111	1,807,125

Diluted number of ordinary and potential ordinary shares outstanding	255,109,246	252,983,145	254,820,807	252,920,919

Earnings per ordinary share:
Basic	$0.28	$0.46	$0.19	$0.39

Diluted	$0.28	$0.46	$0.19	$0.39

Amounts not included in the calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method including implied shares to be repurchased as defined by ASC Topic 260:
Stock options to purchase ordinary shares	5,301,724	6,594,520	5,352,426	6,579,607

Unvested restricted shares and equivalent	1,344,574	622,448	1,582,311	699,586

7. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). ATELVIA, the Company’s next generation risedronate sodium delayed-release product approved by the U.S. Food and Drug Administration (“FDA”) in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement. The Company’s and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. For the quarter ended June 30, 2011, the Company recognized net sales and other revenue related to ACTONEL of $173,654 and $19,416, respectively, net sales of ATELVIA of $8,058 and co-promotion expenses of $56,405 were recognized in SG&A expense. For the quarter ended June 30, 2010, the Company recognized net sales and other revenue related to ACTONEL of $238,089 and $25,546, respectively, and co-promotion expenses of $61,143 were recognized in SG&A expense. For the six months ended June 30, 2011, the Company recognized net sales and other revenue related to ACTONEL of $383,144 and $41,577, respectively, net sales of ATELVIA of $9,033 and co-promotion expenses of $115,281 were recognized in SG&A expense. For the six months ended June 30, 2010, the Company recognized net sales and other revenue related to ACTONEL of $473,811 and $52,132, respectively, and co-promotion expenses of $168,237 were recognized in SG&A expense. In June 2011, the Company received notice from Sanofi that it was exercising its contractual right under the Collaboration Agreement to audit the relevant financial books and records of the Company with respect to certain prior periods.

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

In connection with the Collaboration Agreement, the Company is also party to two related supply agreements, including a tablet supply agreement pursuant to which a portion of the Company’s ACTONEL product requirements are manufactured and supplied by Sanofi. The Company exercised its right to terminate the tablet supply agreement with Sanofi, effective May 2012. On March 2, 2011, the Company’s subsidiary, Warner Chilcott Company, LLC (“WCCL”), and Sanofi each filed a separate demand for arbitration with the American Arbitration Association pursuant to the dispute resolution provisions of the Collaboration Agreement. The WCCL demand sought declaratory relief that the termination of the tablet supply agreement with Sanofi would accelerate the termination date of the Collaboration Agreement to May 2012. The Sanofi demand, by contrast, sought declaratory relief that the termination of the tablet supply agreement would not result in the cross termination of the Collaboration Agreement and that WCCL’s assertion of the cross termination violated a covenant of good faith and fair dealing contained in the Collaboration Agreement, as well as unspecified monetary damages. On July 14, 2011, the arbitration panel rendered its decision and (i) found that the Collaboration Agreement will terminate on January 1, 2015, the original expiration date of the Collaboration Agreement, (ii) denied Sanofi’s claim that WCCL’s assertion of the cross-termination violated a covenant of good faith and fair dealing, and (iii) determined that Sanofi was entitled to reimbursement from WCCL for its share of the fees and expenses of the arbitrators and the American Arbitration Association pursuant to the terms of the Collaboration Agreement. The decision does not affect the commercial terms of the collaboration in any way. The Company and Sanofi will continue to promote ACTONEL and ATELVIA products as described above until January 1, 2015, at which time all of Sanofi’s rights under the Collaboration Agreement will revert to the Company. Thereafter, the Company will have the sole right to market and promote ACTONEL and ATELVIA on a global basis, excluding Japan.

8. Inventories

Inventories consisted of the following:

	As of June 30, 2011	As of December 31, 2010
Finished goods	$67,484	$64,891
Work-in-progress / Bulk	34,580	27,602
Raw materials	21,088	27,004

Total	$123,152	$119,497

Total inventories above are net of $15,707 and $8,470 related to inventory obsolescence reserves as of June 30, 2011 and December 31, 2010, respectively.

Product samples are stated at cost ($11,683 and $7,427 as of June 30, 2011 and December 31, 2010, respectively) and are included in prepaid expenses and other current assets.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization, or a straight-line basis over their useful lives not to exceed 15 years. Components of the Company’s intangible assets as of June 30, 2011, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,848,702	$398,275	$1,450,427
ENABLEX	505,731	95,254	410,477
ACTONEL	525,205	280,281	244,924
ATELVIA	241,447	1,893	239,554
ESTRACE Cream	411,000	278,035	132,965
DORYX	331,300	205,583	125,717
FEMHRT product family	318,500	310,565	7,935
Other products intellectual property	836,716	756,094	80,622

Total Definite-lived intangible assets	5,018,601	2,325,980	2,692,621

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$5,048,601	$2,325,980	$2,722,621

Aggregate amortization expense related to intangible assets was $147,679 and $157,159 for the quarters ended June 30, 2011 and 2010, respectively, and was $295,324 and $318,071 in the six months ended June 30, 2011 and 2010, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows.

As of June 30, 2011 estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for the remainder of 2011 and for each of the next five years is as follows:

Amortization
2011	$295,352
2012	498,044
2013	444,527
2014	375,556
2015	333,029
2016	219,651
Thereafter	526,462

2,692,621

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2011	As of December 31, 2010
Product rebate accruals (commercial and government)	$297,792	$254,662
Sales return reserves	132,477	129,621
Severance accruals	65,477	5,975
Payroll, commissions, and employee costs	45,835	35,513
Interest payable	28,847	35,826
ACTONEL co-promotion liability	26,669	84,652
Customer loyalty and coupon programs	21,913	70,758
Professional fees	16,574	20,081
Contractual obligations	15,880	15,880
Withholding taxes	11,673	11,621
Uncertain tax positions(1)	9,526	9,526
Research and development expense accruals	8,635	11,313
Obligations under product licensing and distribution agreements	7,831	9,094
Deferred income	3,398	2,460
Advertising and promotion	2,297	5,876
Value-added tax liabilities	615	6,434
Other	29,744	21,538

Total	$725,183	$730,830

(1)	As of June 30, 2011 and December 31, 2010, all income tax liabilities were related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes,” (“ASC 740”). In addition, reserves included as a component of other non-current liabilities as of June 30, 2011 and December 31, 2010 totaled $72,939 and $77,289, respectively.

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

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). The Company made optional prepayments of $150,000 in the quarter ended June 30, 2011 of term loans under its New Senior Secured Credit Facilities. As of June 30, 2011, there were letters of credit totaling $1,500 outstanding. As a result, the Company had $248,500 available under the revolving credit facility as of June 30, 2011.

The carrying amounts reported in the condensed consolidated balance sheets as of June 30, 2011 for the Company’s debt outstanding under its New Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

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

The Indenture contains restrictive covenants that limit, among other things, the ability of each of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.

As of June 30, 2011, the fair value of the Company’s outstanding 7.75% Notes, based on available market quotes, was $1,271,875 ($1,250,000 book value).

Components of Indebtedness

As of June 30, 2011, the Company’s outstanding debt included the following:

	Current Portion as of June 30, 2011	Long-Term Portion as of June 30, 2011	Total Outstanding as of June 30, 2011
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	155,000	2,659,375	2,814,375
7.75% Notes (including $9,053 unamortized premium)	1,263	1,257,790	1,259,053

Total	$156,263	$3,917,165	$4,073,428

As of June 30, 2011, mandatory principal repayments of long-term debt for the remainder of 2011 and each of the five years ending December 31, 2012 through 2016 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2011	$63,750
2012	210,000
2013	237,500
2014	237,500
2015	320,000
2016	96,250
Thereafter	2,899,375

Total long-term debt to be settled in cash	$4,064,375
7.75% Notes unamortized premium	9,053

Total long-term debt	$4,073,428

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

Total stock-based compensation expense recognized for the quarters ended June 30, 2011 and 2010 was $6,829 and $5,656, respectively, and was $12,405 and $10,339 for the six months ended June 30, 2011 and 2010, respectively. Unrecognized future stock-based compensation expense was $40,082 as of June 30, 2011, which will be recognized as an expense over a remaining weighted average period of 1.25 years.

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

	2011 Grants	2010 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	3.12 – 3.57%	2.52 – 3.83%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7 years.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2010 through June 30, 2011:

	Restricted Share Grants (and their equivalent)
(in thousands except per share amounts)	Shares	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2010	918	$19.91
Granted shares	1,305	24.68
Vested shares	(280)	18.87
Forfeited shares	(92)	23.66

Unvested restricted ordinary shares, and their equivalent, at June 30, 2011	1,851	$23.24

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2010 through June 30, 2011:

	Options to Purchase Ordinary Shares
(in thousands except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2010	7,473	$5.57	$11.94
Granted options	655	10.07	24.92
Exercised options	(469)	6.79	8.17
Forfeited options	(170)	8.41	14.10

Balance at June 30, 2011	7,489	$5.82	$13.26

Vested and exercisable at June 30, 2011	4,069	$3.74	$12.01

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of June 30, 2011 was as follows:

(in thousands except per share and per option amounts)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at June 30, 2011	6,854	$12.18	$24.13	$81,905
Vested and exercisable at June 30, 2011	4,068	$12.00	$24.13	$49,345

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

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, the Company made an up-front payment to Dong-A of $20,000 in April 2010, which was included in R&D expense for the quarter and six months ended June 30, 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of up to $25,000 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

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

14. Legal Proceedings

General Matters

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation, such as unfair dismissal and federal and state fair labor and minimum wage law suits, and other litigation. The outcome of such litigation is uncertain, and the Company may from time to time enter into settlements to resolve such litigation that could result, among other things, in the sale of generic versions of the Company’s products prior to the expiration of its patents.

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

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 108 cases and a potential defendant with respect to approximately 86 unfiled claims involving a total of approximately 201 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 86 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

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

ASACOL 400 mg Patent Matters

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which PGP exclusively licensed from Medeva covering ASACOL 400, were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. The Company has elected not to bring an infringement action with respect to the ‘171 Patent. The lawsuit resulted in a 30-month stay of FDA approval of Roxane’s ANDA until March 2010. The trial, which was previously scheduled for July 2011, has been cancelled by the Court, and a new trial date has not yet been set. In addition, Roxane has agreed not to launch a generic version of ASACOL 400 before December 31, 2011. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

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

In February 2010 and June 2010, the Company received Paragraph IV certification notice letters from Mylan Pharmaceuticals Inc. (together with its affiliates, “Mylan”) and Aurobindo, respectively, regarding the Company’s ACTONEL with Calcium Tablets (Copackaged) (“ACTONEL/Calcium”), which are covered by the Company’s ‘513 Patent, as well as the Merck Patents owned by Merck and licensed by the Company. Each of the Paragraph IV certification letters advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL/Calcium prior to the expiration of the ‘513 Patent in 2018 and the Merck Patents in 2019. The certification notice letters set forth allegations of non-infringement and/or the invalidity of the ‘513 and Merck Patents. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company previously discontinued sales of ACTONEL/Calcium in the U.S. and has elected not to bring infringement actions with respect to either of these ANDAs. In addition, neither Mylan nor Aurobindo certified against the ‘122 Patent which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including ACTONEL/Calcium). As a result, the Company does not believe that Mylan and Aurobindo will be permitted to market their proposed ANDA products prior to the expiration of Teva’s 180-day period of marketing exclusivity following the June 2014 expiration (including a 6-month pediatric extension of regulatory exclusivity) of the ‘122 Patent.

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

All of the actions against Mylan, Impax and Sandoz have been consolidated for discovery purposes. No trial dates have been set by the District Court. In December 2010, the FDA approved Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 100 and 75, and the Company believes that generic versions of these products were launched “at-risk” in January 2011. DORYX 100 and 75 represent less than 5% of the Company’s DORYX franchise based on total prescriptions according to IMS

Health, Inc., while DORYX 150 currently represents the remainder of the DORYX franchise. In June 2011, the FDA tentatively approved Mylan’s ANDA with respect to DORYX 150. If either Impax or Mylan’s ANDAs with respect to DORYX 150 receives final approval from the FDA, and Impax or Mylan elects to launch a generic equivalent of DORYX 150 “at-risk” following the expiration of the applicable 30-month stay in September 2011, a generic equivalent of DORYX 150 could also enter the market prior to the expiration of the ‘161 Patent in 2022. While the Company and Mayne intend to vigorously defend the ‘161 Patent and pursue all of their legal rights, including their right to any monetary damages, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that additional generic equivalents of DORYX 100 or 75, or any generic equivalent of DORYX 150, will not be approved and enter the market prior to the expiration of the ‘161 Patent in 2022.

Oral Contraceptive Patent Matters

In April 2011, the Company received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care Ltd. (“Famy Care”), indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contends that the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”), which covers LOESTRIN 24 FE and expires in 2014, is invalid, unenforceable or not infringed. In June 2011, the Company filed a lawsuit against Famy Care and Mylan in the United States District Court for the District of New Jersey charging each with infringement of the ‘394 Patent. The lawsuit results in a stay of FDA approval of Famy Care’s ANDA for 30 months from the date of the Company’s receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. In January 2009, the Company entered into a settlement and license agreement with Watson to resolve patent litigation related to the ‘394 Patent. Under the agreement, Watson agreed, among other things, not to commence marketing its generic equivalent product until the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which the Company has granted rights to a third party to market a generic version of LOESTRIN 24 FE in the U.S. or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the U.S. without authorization from the Company. In addition, under current law, unless Watson forfeits its “first filer” status, the FDA may not approve later-filed ANDAs until 180 days following the date on which Watson enters the market. However, the Company believes Watson may have forfeited its “first filer” status as a result of its failure to obtain approval by the FDA of its ANDA within the requisite period. In October 2010, the Company also entered into a settlement and license agreement with Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), to resolve patent litigation related to the ‘394 Patent. Under that agreement, Lupin and its affiliates agreed, among other things, not to market or sell a generic equivalent product until the earlier of July 22, 2014 or the date of an “at-risk” entry into the U.S. market by a third party generic version of LOESTRIN 24 FE. While the Company intends to vigorously defend the ‘394 Patent and pursue its legal rights, it can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014.

In July 2011, the Company received a Paragraph IV certification notice letter from Lupin indicating that Lupin had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LO LOESTRIN FE. The notice letter contends that the ‘394 Patent and U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover LO LOESTRIN FE and expire in 2014 and 2029, respectively, are invalid or not infringed. The Company is currently reviewing the notice letter and expects to file an infringement lawsuit against Lupin within 45 days of its receipt of the Paragraph IV certification notice letter. If the Company files suit against Lupin within 45 days, the FDA will be prohibited from approving Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Lupin notice letter, subject to the prior resolution of the matter before the court. While the Company intends to vigorously defend the ‘394 Patent and the ‘984 Patent and pursue its legal rights, it can offer no assurance that a generic equivalent of LO LOESTRIN FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014 and/or the ‘984 Patent in 2029.

False Claims Act Litigation

In December 2009, an affiliate of the Company was served with a civil complaint brought by an individual plaintiff, purportedly on behalf of the United States, alleging that such defendant and over 20 other pharmaceutical manufacturers violated the False Claims Act (“FCA”), 31 U.S.C. § 3729(a)(1)(A), (B), by submitting false records or statements to the federal government, thereby causing Medicaid to pay for unapproved or ineffective drugs. The plaintiff’s original complaint was filed under seal in 2002, but was not served on the defendant until 2009. The complaint alleges that the defendant submitted to the Centers for Medicare and Medicaid Services (“CMS”) false information regarding the safety and effectiveness of certain nitroglycerin transdermal products. The plaintiff alleges that CMS included these products in its list of reimbursable prescription drugs and that, as a consequence federal Medicaid allegedly reimbursed state Medicaid programs for a portion of the cost of such products. The plaintiff asserts that from 1996 until 2003 the federal Medicaid program paid approximately $9.8 million to reimburse the states for such nitroglycerin transdermal products. The complaint seeks, among other things, treble damages; a civil penalty of up to ten thousand dollars for each alleged false claim; and costs, expenses and attorneys’ fees.

The defendant expects to file its response to the complaint in the third quarter of 2011. The defendant intends to defend this action vigorously and currently believes that the complaint lacks merit. The defendant has a number of defenses to the allegations in the complaint and anticipates filing a motion to dismiss the action. In addition, the United States has declined to intervene in this action with respect to the defendant. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss to the Company, if any, relating to these proceedings is not possible at this time.

Fair Labor Standards Act and Related Litigation

In August 2010, an affiliate of the Company was served with a complaint in a class and collective action brought under the Fair Labor Standards Act and the Illinois Minimum Wage Law. The lawsuit was filed in the United States District Court for the Northern District of Illinois by a former pharmaceutical sales representative of defendant, on behalf of herself and other sales representatives. The suit alleges that defendant improperly categorized its pharmaceutical sales representatives as “exempt” rather than “non-exempt” employees and as a result, wrongfully denied them overtime compensation. Plaintiff is seeking damages for unpaid overtime, including back pay, liquidated damages, penalties, interest, and attorneys’ fees. Other pharmaceutical companies have been the subject of similar lawsuits. Defendant believes it has meritorious defenses and intends to defend this action vigorously. This case is in the early stages of litigation, and an estimate of the range of potential losses to the Company, if any, relating to these proceedings is not possible at this time.

15. Income Taxes

The Company operates in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. The Company’s effective tax rate for the quarter and six months ended June 30, 2011 was 23% and 51%, respectively. The Company’s effective tax rate for the quarter and six months ended June 30, 2010 was 34% and 27%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes. In the quarter and six months ended June 30, 2011 the discrete items included valuation allowances related to the announced restructuring of certain of the Company’s Western European operations. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

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

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the quarters and six months ended June 30, 2011 and 2010:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended June 30, 2011
Total revenue	$1,000,838	$203,102	$(533,646)	$670,294

Segment operating profit	$220,596	$7,809	$(69,220)	$159,185

Corporate expenses				(918)
Interest (expense), net				(65,179)

Income before taxes				$93,088

Quarter Ended June 30, 2010
Total revenue	$1,151,841	$173,568	$(509,799)	$815,610

	North America	ROW	Eliminations(1)	Total Company
Segment operating profit	$339,161	$4,131	$(121,882)	$221,410

Corporate expenses				(3,769)
Interest (expense), net				(43,103)

Income before taxes				$174,538

Six Months Ended June 30, 2011
Total revenue	$2,324,200	$406,474	$(1,303,851)	$1,426,823

Segment operating profit	$646,737	$17,332	$(344,146)	$319,923

Corporate expenses				(2,683)
Interest (expense), net				(220,204)

Income before taxes				$97,036

Six Months Ended June 30, 2010
Total revenue	$1,946,609	$383,393	$(753,090)	$1,576,912

Segment operating profit	$403,453	$39,476	$(183,925)	$259,004

Corporate expenses				(9,614)
Interest (expense), net				(115,501)

Income before taxes				$133,889

(1)	Eliminations represent inter-segment revenues and related cost of sales.

The following table presents total revenues by product for the quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue breakdown by product:
ACTONEL(1)	$193,070	$263,635	$424,721	$525,943
ASACOL	187,934	192,495	375,261	357,515
LOESTRIN 24 FE	102,120	89,148	221,392	167,899
DORYX	32,146	51,029	98,074	101,929
ENABLEX	40,443	21,300	85,747	39,480
ESTRACE Cream	37,948	33,634	72,501	63,392
LO LOESTRIN FE	11,003	—	18,961	—
FEMHRT	5,438	16,064	13,328	25,357
ATELVIA	8,058	—	9,033	—
DOVONEX	—	36,794	—	74,598
TACLONEX	—	39,203	—	74,109
Other Women’s Healthcare	18,576	15,572	34,222	31,464
Other Hormone Therapy	6,386	7,429	12,754	14,827
Other Oral Contraceptives	1,954	19,400	12,083	37,468
Other products	15,620	20,909	32,740	41,724
Contract manufacturing product sales	6,695	3,972	9,597	9,101
Other revenue	2,903	5,026	6,409	12,106

Total revenue	$670,294	$815,610	$1,426,823	$1,576,912

(1)	Other revenue related to ACTONEL is combined with its product net sales for purposes of presenting revenue by product and segment reporting.

The following tables present additional segment information for the quarters and six months ended June 30, 2011 and 2010:

	North America	ROW	Total Company
Quarter Ended June 30, 2011
Capital expenditures	$7,274	$8,252	$15,526
Amortization of intangible assets	146,258	1,421	147,679
Depreciation expense	5,717	2,916	8,633
Write-down of property, plant and equipment	2,193	—	2,193

Quarter Ended June 30, 2010
Capital expenditures	$35,401	$4,442	$39,843
Amortization of intangible assets	147,961	9,198	157,159
Depreciation expense	5,136	2,014	7,150

Six Months Ended June 30, 2011
Capital expenditures	$15,235	$12,348	$27,583
Amortization of intangible assets	292,508	2,816	295,324
Depreciation expense	12,457	6,695	19,152
Write-down of property, plant and equipment	23,082	—	23,082

Six Months Ended June 30, 2010
Capital expenditures	$45,516	$9,789	$55,305
Amortization of intangible assets	285,173	32,898	318,071
Depreciation expense	11,180	3,461	14,641

The following table presents total revenue by significant country of domicile for the quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
US	$522,643	$640,711	$1,141,454	$1,203,097
France	32,173	39,221	63,663	79,614
Canada	26,782	28,628	47,849	69,185
Puerto Rico	17,027	5,910	30,166	13,727
UK / Republic of Ireland	15,286	26,220	28,026	51,213
Italy	13,079	20,800	25,566	38,020
Other	43,304	54,120	90,099	122,056

Total	$670,294	$815,610	$1,426,823	$1,576,912

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Lonza Inc	30%	32%	30%	33%
Cambrex Corporation	26%	21%	25%	20%
Bayer	19%	15%	19%	15%

18. Comprehensive Income

ASC Topic 220, “Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported in shareholders’ equity / (deficit) to be separately disclosed as other comprehensive income / (loss). Comprehensive income / (loss) is comprised of net income / (loss) plus the period activity within accumulated other comprehensive income / (loss). Comprehensive income was $81,372 and $105,058 for the quarters ended June 30, 2011 and 2010, respectively, and $76,902 and $76,133 for the six months ended June 30, 2011 and 2010, respectively.

The components of accumulated other comprehensive income / (loss) consist of:

	As of June 30, 2011	As of December 31, 2010
Cumulative translation adjustment	$5,446	$(23,829)
Actuarial gains related to defined benefit plans (net of tax)	8,020	8,184

Total	$13,466	$(15,645)

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

The net periodic benefit cost of the Company’s non-U.S. defined benefit plans for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
Service cost	$1,167	$976
Interest cost	2,240	1,920
Expected return on plan assets	(2,185)	(1,581)
Amortization of:
Actuarial losses	(164)	—
Prior service costs	—	—

Net periodic benefit cost	$1,058	$1,315

Company Contributions

For the six months ended June 30, 2011, the Company contributed $2,293 to non-U.S. retirement plans.

20. Subsequent Event

As a result of agreements reached with certain local European works councils subsequent to June 30, 2011, the Company will record a severance charge of approximately $30,000 in its condensed consolidated statement of operations in the quarter ended September 30, 2011 as a component of restructuring expenses.

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

Summary

The following are certain significant events that occurred in the six months ended June 30, 2011:

•

During the six months ended June 30, 2011, we made optional prepayments aggregating $350 million of our term loan indebtedness, including $200 million in January 2011 under our Prior Senior Secured Credit Facilities (as defined below) and $150 million in June 2011 under our New Senior Secured Credit Facilities (as defined below);

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

•

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan is expected to impact approximately 500 employees and remains subject to consultation with local works councils in certain European jurisdictions. In connection with the restructuring, pre-tax severance costs of $15 million and $58 million were recorded in the quarter and six months ended June 30, 2011, respectively. In addition, we recognized contract termination expenses of $1 million in the quarter and six months ended June 30, 2011.

•

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. Going forward this facility will serve as a warehouse and distribution center. In connection with the repurposing, we recorded $1 million and $8 million in severance charges and $2 million and $23 million in non-cash charges relating to the write-down of certain property, plant and equipment in the quarter and six months ended June 30, 2011, respectively as a component of cost of sales;

•	Our revenue for the quarter ended June 30, 2011 was $670 million and our net income was $72 million;

•	Our revenue for the six months ended June 30, 2011 was $1,427 million and our net income was $48 million.

2011 Strategic Transactions

During the six months ended June 30, 2011, the following events impacted our results of operations and will continue to have an impact on our future operations.

Refinancing of Senior Secured Indebtedness

On March 17, 2011, our subsidiaries, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent in order to refinance our Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility available to all Borrowers. At the closing, we borrowed a total of $3,000 million under the new term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the new term loans, together with approximately $279 million of cash on hand, were used to repay $3,219 million in aggregate term loans outstanding under our Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

Western European Restructuring

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. We currently expect to complete the restructuring by the middle of 2012. The implementation of the restructuring plan, which is expected to impact approximately 500 employees, and the aggregate amounts to be expensed, remain subject to consultation with local works councils in certain European jurisdictions. Severance costs of $15 million and $58 million were recorded in the quarter and six months ended June 30, 2011, respectively, and were included as a component of restructuring costs in our condensed consolidated statement of operations. Also included as restructuring costs in our condensed consolidated statement of operations were contract termination expenses of $1 million in the quarter and six months ended June 30, 2011. Severance related costs are expected to be settled in cash within the next twelve months.

Manati Facility

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. Going forward this facility will serve as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $2 million and $23 million in the quarter and six months ended June 30, 2011, respectively, for the write-down of certain property, plant and equipment. Additionally, severance costs of $1 million and $8 million were recorded in the quarter and six months ended June 30, 2011, respectively. These expenses were included as a component of cost of sales. The majority of severance costs relating to the Manati repurposing were settled in cash during the quarter ended June 30, 2011.

2010 Strategic Transactions

During 2010, we completed three strategic transactions that impacted our results of operations and will continue to have an impact on our future operations.

Amendment of the Sanofi Collaboration Agreement

In April 2010, we and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment to our global collaboration agreement pursuant to which we co-develop and market ACTONEL products on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). Under the terms of the amendment, we took full operational control over the promotion, marketing and research and development (“R&D”) decisions for ACTONEL products, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these territories. In return, it was agreed that Sanofi would receive, as part of the global collaboration agreement between the parties, payments from us based on an agreed percentage of U.S. and Puerto Rico net sales for the remainder of the term of the Collaboration Agreement. For a further description of the Collaboration Agreement see “Note 7” to our notes to the condensed consolidated financial statements.

Special Dividend Transaction

On September 8, 2010, we paid a special cash dividend of $8.50 per share, or $2,144 million in the aggregate, to shareholders of record on August 30, 2010 (the “Special Dividend”). In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500 million aggregate principal amount of new term loan indebtedness in connection with an amendment to our Prior Senior Secured Credit Facilities and issued $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The incurrence of this indebtedness and the indebtedness incurred in connection with the ENABLEX Acquisition (as defined below) impacted our interest expense during the quarter and six months ended June 30, 2011.

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

Operating Results for the quarters and six months ended June 30, 2011 and 2010

Revenue

The following table sets forth our revenue for the quarters and six months ended June 30, 2011 and 2010, with the corresponding dollar and percentage changes:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL (1)	$193	$264	$(71)	(27)%	$425	$526	$(101)	(19)%
ATELVIA	8	—	8	100%	9	—	9	100%

Total osteoporosis	201	264	(63)	(24)%	434	526	(92)	(18)%

Oral Contraceptives
LOESTRIN 24 FE	102	89	13	15%	221	168	53	32%
LO LOESTRIN FE	11	—	11	100%	19	—	19	100%
Other Oral Contraceptives	2	20	(18)	(90)%	12	38	(26)	(68)%

Total oral contraceptives	115	109	6	6%	252	206	46	23%

Hormone Therapy
ESTRACE Cream	38	34	4	13%	73	64	9	14%
FEMHRT	5	16	(11)	(66)%	13	25	(12)	(47)%
Other Hormone Therapy	6	7	(1)	(14)%	13	14	(1)	(14)%

Total hormone therapy	49	57	(8)	(13)%	99	103	(4)	(5)%

Other women’s healthcare products	19	16	3	19%	34	32	2	9%

Total Women’s Healthcare	384	446	(62)	(14)%	819	867	(48)	(5)%

Gastroenterology:
ASACOL	188	192	(4)	(2)%	375	357	18	5%
Dermatology:
DORYX	32	51	(19)	(37)%	98	102	(4)	(4)%
TACLONEX (2)	—	39	(39)	(100)%	—	74	(74)	(100)%
DOVONEX (2)	—	37	(37)	(100)%	—	75	(75)	(100)%

Total Dermatology	32	127	(95)	(75)%	98	251	(153)	(61)%

Urology:
ENABLEX (3)	40	21	19	90%	86	39	47	117%
Other:
Other products net sales	16	21	(5)	(25)%	33	42	(9)	(22)%
Contract manufacturing product sales	7	4	3	69%	10	9	1	5%
Other revenue (4)	3	5	(2)	(42)%	6	12	(6)	(47)%

Total Revenue	$670	$816	$(146)	(18)%	$1,427	$1,577	$(150)	(10)%

(1)	Includes “other revenue” of $19 million and $26 million for the quarters ended June 30, 2011 and 2010, respectively, and $42 million and $52 million for the six months ended June 30, 2011 and 2010, respectively, as reported in our condensed consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi.
(2)	Represents 2010 revenues from our distribution agreement with LEO Pharma A/S (“LEO”). On September 23, 2009, we entered into a definitive asset purchase agreement with LEO pursuant to which LEO paid us $1,000 million in cash in order to terminate our exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to our distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, we continued to record net sales of DOVONEX and TACLONEX following the closing of the LEO Transaction until June 30, 2010. On June 30, 2010, LEO assumed responsibility for its own distribution services, and on July 15, 2010 the parties formally terminated the distribution agreement.
(3)	Includes “other revenue” of $21 million and $39 million for the quarter and six months ended June 30, 2010, respectively, reported in our condensed consolidated statement of operations resulting from the contractual percentage we received of Novartis’ sales of ENABLEX. Effective October 18, 2010, we began to record sales of ENABLEX on a gross basis as we became the principal in the sales transactions.
(4)	Excludes “other revenue” of $19 million and $47 million for the quarters ended June 30, 2011 and 2010, respectively, and $42 million and $91 million for the six months ended June 30, 2011 and 2010, respectively, reported in our condensed consolidated statement of operations and disclosed above pursuant to footnotes 1 and 3 above.

Total revenue in the quarter ended June 30, 2011 was $670 million, a decrease of $146 million, or 18%, compared to the same quarter in the prior year. Total revenue in the six months ended June 30, 2011 was $1,427 million, a decrease of $150 million, or 10%, compared to the same period in the prior year. For the quarter ended June 30, 2011, the decrease in revenues as compared to the prior year quarter was primarily driven by a decrease in DOVONEX and TACLONEX net sales of $76 million, as a result of our continued distribution of the products through June 30, 2010 under a distribution agreement entered into in 2009 in connection with the LEO Transaction, as well as, a decrease in ACTONEL revenues of $71 million due, in large part, to the loss of exclusivity in Western Europe. For the six months ended June 30, 2011 a decrease in DOVONEX and TACLONEX net sales of $149 million and declines in ACTONEL revenues of $101 million were offset, in part, by revenue growth in certain other products, primarily LOESTRIN 24 FE and ENABLEX, as compared to the prior year period. In addition to transactions such as the LEO Transaction and ENABLEX Acquisition, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Revenues of our osteoporosis products decreased $63 million, or 24%, in the quarter ended June 30, 2011, and $92 million, or 18%, in the six months ended June 30, 2011, compared with the prior year periods. Global revenues of ACTONEL were $193 million and $425 million, in the quarter and six months ended June 30, 2011, respectively, compared to $264 million and $526 million, respectively, in the prior year periods. The 27% and 19% decreases in ACTONEL global revenues in the quarter and six months ended June 30, 2011, respectively, relative to the prior year periods, were attributable in large part to the loss of exclusivity in Western Europe which began in the fourth quarter of 2010. ACTONEL revenues outside of North America, or rest of world (“ROW”), were $65 million in the quarter ended June 30, 2011, down 35% from $101 million in the prior year quarter, and $134 million in the six months ended June 30, 2011, down 36% from $209 million in the prior year period. Revenues of ACTONEL in North America for the quarters ended June 30, 2011 and 2010 were $128 million and $163 million, respectively, including $106 million and $144 million, respectively in the U.S. In the United States, ACTONEL revenues decreased $38 million compared to the prior year quarter primarily due to a decrease in filled prescriptions of 31%, offset, in part by higher average selling prices, as compared to the prior year quarter. Revenues of ACTONEL in North America were $291 million and $317 million, respectively, including $250 million and $264 million, respectively in the U.S., for the six months ended June 30, 2011 and 2010. In the United States, ACTONEL revenues decreased $14 million in the six months ended June 30, 2011 compared to the prior year period primarily due to a decrease in filled prescriptions of 29%, offset, in part by a decrease in sales-related deductions, higher average selling prices and an expansion of pipeline inventories relative to the prior year period. In the U.S., ACTONEL continues to face market share declines due to the impact of managed care initiatives that encourage the use of generic versions of other products, such as Fosamax, as well as declines in filled prescriptions within the overall oral bisphosphonate market. While we expect to continue to experience significant declines in global ACTONEL revenues throughout the remainder of 2011 relative to 2010, we expect revenues from our new product ATELVIA will grow and partially offset some of those declines in the U.S. market. ATELVIA, which we began to promote in the U.S. in early 2011, generated net sales of $8 million and $9 million, in the quarter and six months ended June 30, 2011, respectively.

Net sales of our oral contraceptive products increased $6 million, or 6%, in the quarter ended June 30, 2011 and $46 million, or 23%, in the six months ended June 30, 2011, compared with the prior year periods. LOESTRIN 24 FE generated revenues of $102 million in the quarter ended June 30, 2011, an increase of 15%, compared with $89 million in the prior year quarter. During the six months ended June 30, 2011, LOESTRIN 24 FE generated revenues of $221 million, an increase of 32%, compared with $168 million in the prior year period. The increase in LOESTRIN 24 FE net sales in the quarter ended June 30, 2011 as compared to the prior year quarter was primarily due to a decrease in sales-related deductions and higher average selling prices, offset in part by a contraction of pipeline inventories relative to the prior year quarter as well as a decrease in filled prescriptions of 1%. The increase in LOESTRIN 24 FE net sales in the six months ended June 30, 2011 as compared to the prior year period was primarily due to a reduction in sales-related deductions, higher average selling prices and an increase in filled prescriptions of 9%, offset, in part by a contraction of pipeline inventories relative to the prior year period. LO LOESTRIN FE, which we began to promote in the U.S. in early 2011, generated net sales of $11 million and $19 million, in the quarter and six months ended June 30, 2011, respectively. In March 2011, as expected, Teva Pharmaceuticals Industries, Ltd. launched a generic version of our FEMCON FE product. FEMCON FE revenues in the quarter ended June 30, 2011, which we report in “Other Oral Contraceptive” revenues, were negatively impacted by the new generic competition. We anticipate net sales of FEMCON FE will continue to decline during 2011 as compared to the prior year periods as a result of generic competition.

Net sales of our hormone therapy products decreased $8 million, or 13%, in the quarter ended June 30, 2011 and $4 million, or 5%, in the six months ended June 30, 2011, as compared with the prior year periods. Net sales of FEMHRT declined during the quarter and six months ended June 30, 2011, as compared to the prior year periods as a result of generic competition. Net sales of ESTRACE Cream increased $4 million, or 13%, and $9 million, or 14%, in the quarter and six months ended June 30, 2011, respectively, as compared to the prior year periods. The increase in both periods was primarily due to higher average selling prices and a 9% increase in filled prescriptions in the quarter and six months ended June 30, 2011, as compared to the prior year periods.

Net sales of ASACOL were $188 million in the quarter ended June 30, 2011, a decrease of 2%, compared with $192 million in the prior year quarter. Net sales of ASACOL were $375 million in the six months ended June 30, 2011, an increase of 5%, compared with $357 million in the prior year period. ASACOL revenues in North America in the quarters ended June 30, 2011 and 2010 totaled $175 million and $179 million, respectively, including revenues in the United States of $168 million and $174 million, respectively. The decrease in ASACOL net sales in the United States was primarily due to an increase in sales-related deductions, offset, in part, by higher average selling prices, as compared to the prior year quarter. ASACOL revenues in North America in the six months ended June 30, 2011 and 2010 totaled $353 million and $331 million, respectively, including revenues in the United States of $341 million and $321 million, respectively. The increase in ASACOL net sales in the United States was primarily due to higher average selling prices and an expansion of pipeline inventories as compared to the prior year period, offset in part by an increase in sales-related deductions. In October 2007, we and Medeva Pharma Suisse AG (“Medeva”), the owner of the formulation and method patent for the ASACOL 400 mg product, filed a patent infringement suit against Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, with respect to Roxane’s Abbreviated New Drug Application (“ANDA”) for a generic version of the ASACOL 400 mg product. See “Note 14” to the notes to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information. Our ASACOL 800 mg product (known as ASACOL HD in the U.S.) was launched in the United States in June 2009 and has protection under a separate formulation patent until 2021, which is not currently subject to litigation. This patent does not protect the ASACOL 400 mg product. The ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales in the quarters and six months ended June 30, 2011 and 2010.

Net sales of our dermatology products decreased $95 million, or 75%, in the quarter ended June 30, 2011, as compared to the prior year quarter, and $153 million, or 61%, in the six months ended June 30, 2011, as compared to the prior year period. The decrease in the quarter and six months ended June 30, 2011, relative to the prior year periods was primarily due to a decrease in net sales of DOVONEX and TACLONEX of $76 million and $149 million, respectively, resulting from LEO’s assumption of responsibility for the distribution of DOVONEX and TACLONEX on June 30, 2010. From the closing of the LEO Transaction in September 2009 until June 30, 2010, we recorded net sales (and cost of sales) for all DOVONEX and TACLONEX products sold in the United States at nominal distributor margins pursuant to the distribution agreement executed in connection with the LEO Transaction. We did not record any net sales of DOVONEX or TACLONEX in the quarter and six months ended June 30, 2011. Net sales of DORYX decreased $19 million, or 37%, and $4 million, or 4%, in the quarter and six months ended June 30, 2011, compared to the prior year periods. The decrease in DORYX net sales in the quarter ended June 30, 2011 was primarily due to a decrease in filled prescriptions of 46% and a contraction of pipeline inventories relative to the prior year period, offset, in part by a decrease in sales-related deductions and higher average selling prices. The decrease in DORYX net sales in the six months ended June 30, 2011 was primarily due to a decrease in filled prescriptions of 34% and a contraction of pipeline inventories relative to the prior year period, offset, in part by a decrease in sales-related deductions and higher average selling prices. The decrease in sales-related deductions in the quarter and six months ended June 30, 2011 compared with the prior year periods was primarily a result of changes to our loyalty card program in early 2011 which reduced the rebate offered to patients on DORYX 150 mg. As expected, the reduction in the rebate resulted in decreased usage of our customer loyalty card for DORYX 150 mg and a meaningful decline in filled prescriptions of DORYX 150 mg relative to the prior year periods. Offsetting the decline in filled prescriptions were significantly higher average net sales values per prescription for DORYX 150 mg. We and Mayne Pharma International Pty. Ltd. (“Mayne”) have filed infringement lawsuits against Mylan Pharmaceuticals Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) arising from their respective ANDAs with respect to DORYX 150 mg. In June 2011, the FDA tentatively approved Mylan’s ANDA with respect to DORYX 150 mg. If either Impax or Mylan’s ANDAs with respect to DORYX 150 mg receives final approval from the FDA, and Impax or Mylan elects to launch a generic equivalent of DORYX 150 mg “at-risk” following the expiration of the applicable 30-month stay in September 2011, a generic equivalent of DORYX 150 mg could enter the market prior to the expiration of the DORYX patent in 2022. In addition, while we can give no assurance, we believe that under current law, the FDA may not approve Sandoz’s amended ANDA with respect to DORYX 150 mg until 180 days following the date on which the “first filer” of an ANDA with respect to DORYX 150 mg enters the market, unless the first filer transfers or forfeits its first filer rights, for example, by failing to receive tentative approval of its product or begin marketing its product in a timely manner. See “Note 14” to the notes to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.

Revenues of ENABLEX in the quarter ended June 30, 2011 were $40 million, an increase of 90%, compared to $21 million in the prior year quarter. Revenues of ENABLEX in the six months ended June 30, 2011 were $86 million, an increase of 117%, compared to $39 million in the prior year period. The increase in ENABLEX revenues in the quarter and six months ended June 30, 2011 relative to the prior year periods was primarily attributable to the ENABLEX Acquisition in October 2010 pursuant to which we acquired the U.S. rights to ENABLEX. As a result of the ENABLEX Acquisition, we began to record sales of ENABLEX in product net sales on a gross basis as we became the principal in the sales transactions. During periods prior to the ENABLEX Acquisition, including the quarter and six months ended June 30, 2010, we recorded ENABLEX revenue based on the contractual percentage we received of Novartis’ net sales pursuant to our co-promotion agreement with Novartis. Filled prescriptions of ENABLEX in the U.S. decreased 8% and 5% in the quarter and six months ended June 30, 2011, respectively, as compared to the prior year periods.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the quarters and six months ended June 30, 2011 and 2010:

(dollars in millions)	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	$ Change	Percent Change
Product net sales	$648	$764	$(116)	(15)%

Cost of sales (excluding amortization)	76	109	(33)	(30)%

Cost of sales percentage	12%	14%

(dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change	Percent Change
Product net sales	$1,379	$1,473	$(94)	(6)%

Cost of sales (excluding amortization)	199	326	(127)	(39)%

Cost of sales percentage	14%	22%

Cost of sales (excluding amortization) decreased $33 million, or 30%, in the quarter ended June 30, 2011, compared with the prior year quarter. The quarter ended June 30, 2011 included $3 million in costs related to the repurposing of our Manati facility. Included in the quarter ended June 30, 2010 was approximately $76 million of costs related to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. These costs in the quarter ended June 30, 2010 were offset, in part, by a gain of $10 million relating to the sale of certain inventories in connection with the LEO Transaction. Also included in cost of sales in the quarter ended June 30, 2010 was an $18 million reduction in cost of sales as a result of the reversal of a contingent liability relating to the termination of a contract. Excluding the impact of the items mentioned above, our cost of sales percentage increased in the quarter ended June 30, 2011 relative to the prior year quarter from 9% to 11% primarily due to the mix of products sold and the fact that there were no costs of sales associated with our ENABLEX revenue in the prior year quarter.

Cost of sales (excluding amortization) decreased $127 million, or 39%, in the six months ended June 30, 2011, compared with the prior year period. The six months ended June 30, 2011 included $31 million in costs related to the repurposing of our Manati facility. Included in the six months ended June 30, 2010 was the impact of the purchase accounting inventory step-up of $106 million resulting from the acquisition of The Procter & Gamble Company’s global branded pharmaceutical business (the “PGP Acquisition”). Also included in the six months ended June 30, 2010 was approximately $149 million of costs related to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. These costs in the six months ended June 30, 2010 were offset, in part, by a gain of $35 million relating to the sale of certain inventories in connection with the LEO Transaction. Also included in cost of sales in the six months ended June 30, 2010 was an $18 million reduction in cost of sales as a result of the reversal of a contingent liability relating to the termination of a contract. Excluding the impact of the items mentioned above, our cost of sales percentage increased in the six months ended June 30, 2011 relative to the prior year period from 9% to 12% primarily due to the mix of products sold and the fact that there were no costs of sales associated with our ENABLEX revenue in the prior year period.

Selling, General & Administrative (“SG&A”) Expenses

Our SG&A expenses were comprised of the following for the quarters and six months ended June 30, 2011 and 2010:

(dollars in millions)	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	$ Change	Percent Change
Advertising & Promotion (“A&P”)	$36	$26	$10	36%
Selling and Distribution	134	137	(3)	(2)%
General, Administrative and Other (“G&A”)	76	118	(42)	(35)%

Total	$246	$281	$(35)	(12)%

(dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change	Percent Change
A&P	$86	$57	$29	50%
Selling and Distribution	262	305	(43)	(14)%
G&A	152	239	(87)	(37)%

Total	$500	$601	$(101)	(17)%

SG&A expenses for the quarter ended June 30, 2011 were $246 million, a decrease of $35 million, or 12%, from $281 million in the prior year quarter. SG&A expenses for the six months ended June 30, 2011 were $500 million, a decrease of $101 million, or 17%, from $601 million in the prior year period. A&P expenses increased $10 million, or 36%, and $29 million, or 50%, in the quarter and six months ended June 30, 2011, respectively, as compared to the prior year periods, primarily due to advertising and other promotional expenses attributable to the U.S. launches of ATELVIA and LO LOESTRIN FE. Selling and distribution expenses decreased $3 million, or 2%, in the quarter ended June 30, 2011 as compared to the prior year quarter, primarily due to the decrease in Sanofi co-promotion expense of $5 million as a result of decreased ACTONEL revenues in Western Europe. The decrease was offset, in part, by increases in promotional spending related to the U.S. launches of ATELVIA and LO LOESTRIN FE. Selling and distribution expenses decreased $43 million, or 14%, in the six months ended June 30, 2011 as compared to the prior year period, primarily due to the decrease in Sanofi co-promotion expense of $53 million as a result of decreased ACTONEL revenues in Western Europe and the April 2010 amendment to the Collaboration Agreement. The decrease was offset, in part, by increases in promotional spending related to the U.S. launches of ATELVIA and LO LOESTRIN FE. G&A expenses decreased $42 million, or 35%, and $87 million, or 37%, in the quarter and six months ended June 30, 2011, respectively, as compared to the prior year periods, primarily due to the following charges which were included in G&A expenses in the quarter and six months ended June 30, 2010: (i) $8 million and $20 million, respectively, of legal, consulting and other professional fees relating primarily to the PGP Acquisition, (ii) $16 million and $39 million, respectively, of expenses payable to P&G under the transition services agreement entered into in connection with the PGP Acquisition, (iii) $12 million and $12 million, respectively, of other integration expenses and (iv) $2 million and $15 million, respectively, of severance costs.

R&D

Our R&D expenses were comprised of the following for the quarters and six months ended June 30, 2011 and 2010:

(dollars in millions)	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	$ Change	Percent Change
Unallocated overhead expenses	$15	$15	$—	—%
Expenses allocated to specific projects	9	15	(6)	(42)%
Milestone payments to third parties	—	20	(20)	(100)%
Regulatory fees	1	1	—	—%

Total	$25	$51	$(26)	(50)%

(dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change	Percent Change
Unallocated overhead expenses	$33	$31	$2	6%
Expenses allocated to specific projects	21	29	(8)	(28)%
Milestone payments to third parties	—	20	(20)	(100)%
Regulatory fees	2	2	—	—%

Total	$56	$82	$(26)	(32)%

Our investment in R&D decreased $26 million, or 50%, and $26 million, or 32%, in the quarter and six months ended June 30, 2011, respectively, as compared to the prior year periods. The decrease in both periods was primarily due to the $20 million up-front payment to Dong-A PharmaTech Co. Ltd. (“Dong-A”), resulting from the amendment of our agreement to add the right to develop, and if approved, market, in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”), which was included in R&D expenses in the quarter and six months ended June 30, 2010. Our R&D expenses consist of our internal development costs, fees paid to contracted development groups and license fees paid to third parties. R&D expenditures are subject to fluctuation due to the stage and timing of our R&D projects. Project related costs in the quarters and six months ended June 30, 2011 primarily related to project spend within our urology, women’s healthcare and dermatology therapeutic categories. Project related costs in the quarters and six months ended June 30, 2010 primarily related to project spend within our urology, women’s healthcare and gastroenterology therapeutic categories.

Amortization of Intangible Assets

Amortization of intangible assets in the quarters ended June 30, 2011 and 2010 was $148 million and $157 million, respectively. Amortization of intangible assets in the six months ended June 30, 2011 and 2010 was $295 million and $318 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We regularly review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or due to an at-risk launch of a competing generic product, we may record an impairment charge and write-down the value of the related intangible asset. We expect our 2011 amortization expense to decline compared to 2010 as most of our intangible assets are amortized on an accelerated basis. This decline in 2011 is expected to be offset, in part, by amortization expense associated with certain of our new products, such as ATELVIA, and as a result of the ENABLEX Acquisition.

Net interest expense

Our net interest expense was comprised of the following for the quarters and six months ended June 30, 2011 and 2010:

(dollars in millions)	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$55	$36	$19	53%
Amortization of deferred loan costs	6	7	(1)	(14)%
Write-offs of deferred loan costs resulting from debt prepayments, including refinancing premium	4	—	4	100%

Total	$65	$43	$22	51%

(dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$125	$81	$44	54%
Amortization of deferred loan costs	14	15	(1)	(3)%
Write-offs of deferred loan costs resulting from debt prepayments, including refinancing premium	81	20	61	312%

Total	$220	$116	$104	91%

Net interest expense for the quarter ended June 30, 2011 was $65 million, an increase of $22 million, or 51%, from $43 million in the prior year quarter. Net interest expense for the six months ended June 30, 2011 was $220 million, an increase of $104 million, or 91%, from $116 million in the prior year period. The increase in net interest expense in the quarter and six months ended June 30, 2011 was due in large part to an increase in our average outstanding indebtedness relative to the same periods in 2010, offset in part, by lower interest rates in the 2011 periods. The increase in our average outstanding indebtedness in the quarter and six months ended June 30, 2011 as compared to the prior year periods was due primarily to the timing of the incurrence of indebtedness during 2010 in connection with the Special Dividend and the ENABLEX Acquisition.

Included in net interest expense in the six months ended June 30, 2011 was $81 million relating to the write-off of deferred loan costs associated with optional prepayments of debt and the repayment of the outstanding balance in connection with the refinancing of our senior secured indebtedness in March 2011. Included in net interest expense for the six months ended June 30, 2010 was $20 million relating to the write-off of deferred loan costs associated with the purchase and redemption of the remaining portion of our 8.75% senior subordinated notes due 2015 (“8.75% Notes”) and with the optional prepayment of $400 million of indebtedness under our Prior Senior Secured Credit Facilities.

Provision / (Benefit) for Income Taxes

We operate in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. Our effective tax rate for the quarter and six months ended June 30, 2011 was 23% and 51%, respectively. Our effective tax rate for the quarter and six months ended June 30, 2010 was 34% and 27%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes. In the quarter and six months ended June 30, 2011 the discrete items included valuation allowances related to the announced restructuring of certain of our Western European operations. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes” (“ASC 740”).

Net Income

Due to the factors described above, we reported net income of $72 million and $115 million in the quarters ended June 30, 2011 and 2010, respectively, and $48 million and $98 million in the six months ended June 30, 2011 and 2010, respectively.

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

In the quarters and six months ended June 30, 2011 and 2010, revenues in North America were $1,001 million and $1,152 million, respectively, and $2,324 million and $1,947 million, respectively. Revenues in ROW in the quarters and six months ended June 30, 2011 and 2010 were $203 million and $174 million, respectively, and $406 million and $383 million, respectively. Our revenues by segment fluctuate from period to period primarily due to the timing of our inter-segment revenues.

Segment operating profit in North America was $221 million and $339 million in the quarters ended June 30, 2011 and 2010, respectively, and $647 million and $403 million in the six months ended June 30, 2011 and 2010, respectively. ROW segment operating profit was $8 million and $4 million in the quarters ended June 30, 2011 and 2010, respectively, and $17 million and $39 million in the six months ended June 30, 2011 and 2010, respectively. Segment operating profit in North America grew as a result of the factors described above.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2011, our cash on hand was $262 million, as compared to $402 million at December 31, 2010. As of June 30, 2011 our total outstanding debt was $4,073 million and consisted of $2,814 million of term loan borrowings under our New Senior Secured Credit Facilities (as defined below), $1,250 million aggregate principal amount of 7.75% Notes, and $9 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

(dollars in millions)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net cash provided by operating activities	$532	$365
Net cash (used in) investing activities	(28)	(58)
Net cash (used in) financing activities	(652)	(544)
Effect of exchange rates on cash and cash equivalents	8	(5)

Net (decrease) in cash and cash equivalents	$(140)	$(242)

Our net cash provided by operating activities for the six months ended June 30, 2011 increased $167 million compared with the prior year period. We reported net income of $48 million in the six months ended June 30, 2011 as compared to $98 million in the six months ended June 30, 2010. Included in net income in the six months ended June 30, 2011 were $23 million of non-cash charges relating to the Manati repurposing, $56 million of restructuring costs that were not settled in cash during the period as well as non-cash interest charges of $95 million. Included in net income for the six months ended June 30, 2010 was a non-cash charge of $106 million relating to the write-off of the fair value step-up of inventories acquired in the PGP Acquisition as such inventories were sold. Also impacting our cash flows from operations in the six months ended June 30, 2010 were (i) a decrease of $87 million in the ACTONEL co-promotion liability resulting from the timing of payments related to the April 2010 amendment to the Collaboration Agreement, (ii) the temporary extension of payment terms on our accounts receivable, primarily in the U.S., for our largest customers in connection with the PGP integration activities and (iii) the timing of our cash paid for income taxes. Our liability for unrecognized tax benefits (including interest) under ASC 740 which is expected to settle within the next twelve months is $10 million. Our liability for unrecognized tax benefits (including interest) which is expected to settle after twelve months is $73 million.

Our net cash used in investing activities during the six months ended June 30, 2011 totaled $28 million, and consisted of capital expenditures. Our cash used in investing activities in the six months ended June 30, 2010 totaled $58 million and consisted of $3 million of contingent purchase consideration paid to Pfizer Inc. in connection with the 2003 acquisition of FEMHRT and $55 million relating to capital expenditures, including the purchase of a corporate aircraft. We expect our investments in capital expenditures in 2011 to decrease relative to our 2010 levels.

Our net cash used in financing activities in the six months ended June 30, 2011 was $652 million, principally consisting of $3,000 million of borrowings under our New Senior Secured Credit Facilities, offset by prepayments and repayments in an aggregate amount of $3,419 million of term debt under our Prior Senior Secured Credit Facilities, prepayments and repayments of $186 million of term debt under our New Senior Secured Credit Facilities and the payment of loan costs of $51 million. We currently intend to use future cash flows provided by operating activities, net of cash used in investing activities, to make optional prepayments of our long-

term debt or purchases of such debt in privately negotiated or open market transactions, by tender offer or otherwise. Our net cash used in financing activities in the six months ended June 30, 2010 principally consisted of payments of $459 million of principal indebtedness under the Prior Senior Secured Credit Facilities and $89 million for the repurchase and redemption of the remaining aggregate principal amounts of our 8.75% Notes.

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

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). We made optional prepayments of $150 million in the quarter ended June 30, 2011 of term loans under our New Senior Secured Credit Facilities. As of June 30, 2011, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the revolving credit facility as of June 30, 2011.

The carrying amounts reported in the condensed consolidated balance sheets as of June 30, 2011 for our debt outstanding under our New Senior Secured Credit Facilities approximates fair value as interest is at variable rates and it re-prices frequently.

Prior Senior Secured Credit Facilities

On October 30, 2009 in connection with the PGP Acquisition, Holdings III and its subsidiaries, Luxco Borrower, WCC and WCCL, entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto, pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200 million (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,950 million of term loans, a $250 million revolving credit facility and a $350 million delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350 million, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of our then-outstanding 8.75% Notes. On August 20, 2010, Holdings III and the Borrowers entered into a second amendment pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $1,500 million which, together with the proceeds from the issuance of $750 million aggregate principal amount of the 7.75% Notes (defined below), were used to fund the Special Dividend and to pay related fees and expenses. In January 2011, we made an optional prepayment of $200 million of our term loan indebtedness under the Prior Senior Secured Credit Facilities.

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

The Indenture contains restrictive covenants that limit, among other things, the ability of each of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.

As of June 30, 2011, the fair value of our outstanding 7.75% Notes, based on available market quotes, was $1,272 million ($1,250 million book value).

Components of Indebtedness

As of June 30, 2011, our outstanding debt included the following:

(dollars in millions)	Current Portion as of June 30, 2011	Long-Term Portion as of June 30, 2011	Total Outstanding as of June 30, 2011
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	155	2,659	2,814
7.75% Notes (including $9 unamortized premium)	1	1,258	1,259

Total	$156	$3,917	$4,073

As of June 30, 2011, mandatory principal repayments of long-term debt in the remainder of 2011 and each of the five years ending December 31, 2012 through 2016 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2011	$64
2012	210
2013	238
2014	238
2015	320
2016	95
Thereafter	2,899

Total long-term debt to be settled in cash	$4,064
7.75% Notes unamortized premium	9

Total long-term debt	$4,073

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flows from the operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under our New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required for the restructuring of our Western European operations. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated open market transactions or pursue compelling strategic alternatives. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we in the future engage in strategic business transactions such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at June 30, 2011.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,814 million as of June 30, 2011, a 1.0% increase in interest rates above our LIBOR floors, would impact net interest expense by approximately $7 million per quarter.

Foreign Currency Risk

A portion of our earnings and net assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). In addition we have intercompany financing arrangements between our entities, certain of which may be denominated in a currency other than the entities’ functional currency. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate fluctuations.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of June 30, 2011, we had not entered into any derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters and six months ended June 30, 2011 and 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See “Note 14” to our Notes to the condensed consolidated financial statements for the quarter ended June 30, 2011 included in this quarterly report on Form 10-Q for a description of our significant legal proceedings.

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

In connection with the realignment of our sales organization, on August 5, 2011, we announced that Carl Reichel, our President, Pharmaceuticals, will be leaving the Company at year end to pursue other interests. Effective immediately, Marinus Johannes “Hans” van Zoonen, currently our President, Europe/International & Marketing, will assume the duties for which Mr. Reichel was formerly responsible. In light of Mr. Reichel’s anticipated departure, we amended and restated his employment agreement, effective August 5, 2011. Under the terms of the amended and restated agreement, Mr. Reichel will receive the following benefits, in addition to his accrued rights, following the termination of his employment: a cash severance amount of $1,794,494; accelerated vesting of a portion of his outstanding equity awards scheduled to vest in the first quarter of 2012; up to 24 months of continued health benefits at our expense and continued life insurance coverage until December 31, 2013. In addition, at the discretion of our Compensation Committee, Mr. Reichel may be eligible to receive a payment in respect of his 2011 annual incentive award. Mr. Reichel will be restricted from soliciting any of our employees for 24 months following his termination of employment.

In addition, effective August 4, 2011, we amended the employment agreements we have in place with our named executive officers, other than Mr. Reichel and Mr. van Zoonen, in order to reflect our name change to Warner Chilcott plc as a result of our 2009 redomestication, delete inoperative provisions and bring the agreements into compliance with recent guidance under Section 409A of the Internal Revenue Code of 1986. None of the modifications alter our rights or obligations or the rights or obligations of the executives under these agreements.

The amended and restated agreements covering the above mentioned named executive officers have been filed as exhibits to this quarterly report on Form 10-Q.

Item 6.	Exhibits

10.1	Fourth Amended and Restated Employment Agreement, dated as of August 4, 2011, between Warner Chilcott (US), LLC and Roger M. Boissonneault.

10.2	Third Amended and Restated Employment Agreement, dated as of August 4, 2011, between Warner Chilcott (US), LLC and Anthony D. Bruno.

10.3	Second Amended and Restated Employment Agreement, dated as of August 4, 2011, between Warner Chilcott (US), LLC and Paul Herendeen.

10.4	Third Amended and Restated Employment Agreement, dated as of August 5, 2011, between Warner Chilcott (US), LLC and W. Carl Reichel.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: August 5, 2011	By:	/s/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: August 5, 2011	By:	/S/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer