Form 10-Q
period 2011-09-30
Warner Chilcott plc
filed 2011-11-04
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 21, 2011, the registrant had 254,114,780 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

(Unaudited)

	As of	As of
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$316,161	$401,807
Accounts receivable, net	303,831	368,537
Inventories, net	114,610	119,497
Prepaid income taxes, net	16,886	49,385
Prepaid expenses and other current assets	207,431	237,814

Total current assets	958,919	1,177,040

Other assets:
Property, plant and equipment, net	214,607	235,709
Intangible assets, net	2,574,006	3,016,741
Goodwill	1,028,550	1,028,550
Other non-current assets	136,563	193,949

Total assets	$4,912,645	$5,651,989

LIABILITIES
Current liabilities:
Accounts payable	$55,331	$98,525
Accrued expenses and other current liabilities	743,576	730,830
Income taxes	1,139	24,176
Current portion of long-term debt	161,263	269,911

Total current liabilities	961,309	1,123,442

Other liabilities:
Long-term debt, excluding current portion	3,729,974	4,408,753
Other non-current liabilities	180,839	185,436

Total liabilities	4,872,122	5,717,631

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY / (DEFICIT)
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 254,109,027 and 252,527,004 shares issued and outstanding	2,541	2,525
Additional paid-in capital	33,451	9,805
Retained earnings / (accumulated deficit)	18,562	(62,327)
Accumulated other comprehensive (loss)	(14,031)	(15,645)

Total shareholders’ equity / (deficit)	40,523	(65,642)

Total liabilities and shareholders’ equity / (deficit)	$4,912,645	$5,651,989

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

(Unaudited)

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
REVENUE
Net sales	$635,145	$659,650	$2,013,991	$2,132,843
Other revenue	20,318	43,542	68,295	147,261

Total revenue	655,463	703,192	2,082,286	2,280,104

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	81,180	81,681	280,440	407,873
Selling, general and administrative	217,516	251,444	717,106	852,299
Restructuring costs	44,710	—	103,780	—
Research and development	25,331	33,264	81,670	115,668
Amortization of intangible assets	147,654	162,619	442,978	480,690
Interest expense, net	62,862	60,773	283,066	176,274

INCOME BEFORE TAXES	76,210	113,411	173,246	247,300
Provision for income taxes	43,112	55,895	92,357	91,774

NET INCOME	$33,098	$57,516	$80,889	$155,526

Earnings per share:
Basic	$0.13	$0.23	$0.32	$0.62
Diluted	$0.13	$0.23	$0.32	$0.61

Dividends per share:	$—	$8.50	$—	$8.50

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,889	$155,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,488	22,566
Write-down of property, plant and equipment	23,082	—
Amortization of intangible assets	442,978	480,690
Write-off of fair value step-up on acquired inventories	—	105,504
Amortization of deferred loan costs	104,767	42,357
Stock-based compensation expense	18,942	15,937
Changes in assets and liabilities:
Decrease / (increase) in accounts receivable, prepaid expenses and other current assets	54,896	(57,117)
Decrease in inventories	4,156	10,032
Increase / (decrease) in accounts payable, accrued expenses and other current liabilities	13,765	(117,242)
Increase / (decrease) in income taxes and other, net	10,199	(42,971)

Net cash provided by operating activities	783,162	615,282

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(2,900)
Capital expenditures	(35,720)	(74,436)

Net cash (used in) investing activities	(35,720)	(77,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	—	(2,105,216)
Term borrowings under New Senior Secured Credit Facilities	3,000,000	—
Term borrowings under Prior Senior Secured Credit Facilities	—	1,500,000
Proceeds from issuance of 7.75% senior notes due 2018 (“7.75% Notes”), including premium	—	1,260,000
Redemption of 8.75% senior subordinated notes due 2015 (“8.75% Notes”)	—	(89,460)
Payments for loan costs, including refinancing premium	(50,976)	(83,691)
Term repayments under Prior Senior Secured Credit Facilities	(3,418,980)	(487,605)
Term repayments under New Senior Secured Credit Facilities	(367,501)	—
Proceeds from the exercise of non-qualified options to purchase ordinary shares	4,720	6,646
Other	(107)	(97)

Net cash (used in) / provided by financing activities	(832,844)	577

Effect of exchange rates on cash and cash equivalents	(244)	(6,536)

Net (decrease) / increase in cash and cash equivalents	(85,646)	531,987
Cash and cash equivalents, beginning of period	401,807	539,006

Cash and cash equivalents, end of period	$316,161	$1,070,993

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$93,180	$114,840

SCHEDULE OF NON-CASH ACTIVITIES
Increase in liabilities related to the Special Dividend	$—	$39,105

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

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to: estimated utilization or redemption rates, contract terms, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. No revisions were made to the methodology used in determining these reserves during the quarter and nine months ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $30,596 and $30,274, respectively. The amounts included in accrued liabilities were $487,719 and $455,041 (of which $131,098 and $129,621 related to reserves for product returns) as of September 30, 2011 and December 31, 2010, respectively. The provisions recorded to reduce gross sales to net sales were $240,447 and $305,850 in the quarters ended September 30, 2011 and 2010, respectively, and were $664,386 and $724,267 in the nine months ended September 30, 2011 and 2010, respectively.

Total other revenue for the quarters ended September 30, 2011 and 2010 was $20,318 and $43,542, respectively, and for the nine months ended September 30, 2011 and 2010 was $68,295 and $147,261, respectively. Primarily as a result of the ENABLEX Acquisition (as defined in “Note 4”), the Company expects other revenue to decline in 2011 and ENABLEX product net sales to increase, as compared to the prior year periods.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $9,577 and $7,911 for the quarters ended September 30, 2011 and 2010, respectively, and $104,767 and $42,357 in the nine months ended September 30, 2011 and 2010, respectively. The increase in the nine months ended September 30, 2011 compared to the prior year period was due primarily to the write-offs of deferred loan costs in connection with the repayment and termination of the Company’s Prior Senior Secured Credit Facilities (as defined in “Note 11”). During the nine months ended September 30, 2011, the Company paid $50,976 in connection with the incurrence of new indebtedness under its New Senior Secured Credit Facilities, as further discussed in “Note 11”. Aggregate deferred loan costs were $105,449 and $159,188 as of September 30, 2011 and December 31, 2010, respectively, and were included in other non-current assets in the condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 “Testing Goodwill for Impairment” (“ASU 2011-08”), which is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. ASU 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other”. The Company has elected not to early adopt this statement. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for fiscal years beginning after December 15, 2011. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. This standard removes the presentation options in ASC 220 “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Since ASU 2011-05 only changes the presentation of comprehensive income in the financial statements, the adoption of ASU 2011-05 will not affect the Company’s condensed consolidated financial position or results of operations.

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company is in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The Company currently expects to complete the restructuring by the middle of 2012. The implementation of the restructuring plan, which is expected to impact approximately 500 employees in total, and the aggregate amounts to be expensed, remain subject to consultation with local works councils in certain European jurisdictions. Pretax severance costs of $42,584 and $100,993 were recorded in the quarter and nine months ended September 30, 2011, respectively, and were included as a component of restructuring costs in the condensed consolidated statement of operations. Also included as restructuring costs in the condensed consolidated statement of operations were certain pretax contract termination expenses of $2,126 and $2,787 in the quarter and nine months ended September 30, 2011, respectively. The majority of the remaining severance related costs are expected to be settled in cash within the next twelve months. The Western European restructuring costs were recorded in the Company’s ROW operating segment (as defined in “Note 16”).

Manati Facility

In April 2011, the Company announced a plan to repurpose its Manati, Puerto Rico manufacturing facility. Going forward this facility will primarily serve as a warehouse and distribution center. As a result of the repurposing, the Company recorded charges of $23,082 in the nine months ended September 30, 2011 for the write-down of certain property, plant and equipment. Additionally, severance costs of $7,858 were recorded in the nine months ended September 30, 2011. The majority of severance costs relating to the Manati repurposing were settled in cash during the quarter ended June 30, 2011. The expenses related to the Manati repurposing were recorded in the Company’s North American operating segment (as defined in “Note 16”) as a component of cost of sales.

Severance Accruals

The following table summarizes the activity in the Company’s aggregate severance accruals during the quarter and nine months ended September 30, 2011:

Balance, December 31, 2010	$5,975
Severance charges expensed during the period	49,662
Other	633
Cash payments during the period	(941)

Balance, March 31, 2011	$55,329

Severance charges expensed during the period	16,605
Other	427
Cash payments during the period	(8,108)
Foreign currency translation adjustments	1,224

Balance, June 30, 2011	$65,477

Severance charges expensed during the period	42,584
Other	3,814
Cash payments during the period	(44,989)
Foreign currency translation adjustments	(5,175)

Balance, September 30, 2011	$61,711

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

PGP

On October 30, 2009, the Company acquired the global branded prescription pharmaceutical business (“PGP”) of The Procter & Gamble Company (“P&G”) for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). Under the terms of the purchase agreement pursuant to which the Company acquired PGP, the Company acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60,000. The total purchase price of $2,919,261 was allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. In the nine months ended September 30, 2010, the Company recorded an expense, as a component of its cost of sales, of $105,504 as a result of the purchase accounting fair value step-up on inventories acquired in the PGP Acquisition as such inventories were sold to its customers. No such expense was recorded in the nine months ended September 30, 2011.

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

6. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants, unvested restricted share grants and their equivalent for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and nine months ended September 30, 2011 and 2010, respectively:

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net income available to ordinary shareholders	$33,098	$57,516	$80,889	$155,526

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	252,494,948	251,322,390	252,248,455	251,198,330
Dilutive effect of grants of stock options, unvested restricted shares and their equivalent	2,317,426	2,659,759	2,519,874	2,531,751

Diluted number of ordinary and potential ordinary shares outstanding	254,812,374	253,982,149	254,768,329	253,730,081

Earnings per ordinary share:
Basic	$0.13	$0.23	$0.32	$0.62

Diluted	$0.13	$0.23	$0.32	$0.61

Dividends per share	$—	$8.50	$—	$8.50

Amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method including implied shares to be repurchased as defined by ASC Topic 260:
Stock options to purchase ordinary shares	5,517,355	5,545,073	5,326,708	5,717,218

Unvested restricted shares and equivalent	1,280,488	541,114	1,515,179	621,037

7. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). ATELVIA, the Company’s next generation risedronate sodium delayed-release product approved by the U.S. Food and Drug Administration (“FDA”) in October 2010, is also marketed in the United States pursuant to the Collaboration Agreement. The Company’s and Sanofi’s rights and obligations are specified by geographic market. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sales transactions with its customers. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In June 2011, the Company received notice from Sanofi that it was exercising its contractual right under the Collaboration Agreement to audit the relevant financial books and records of the Company with respect to certain prior periods.

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

The Company will continue to sell ACTONEL and ATELVIA products with Sanofi in accordance with its obligations under the Collaboration Agreement until the termination of the Collaboration Agreement on January 1, 2015, at which time all of Sanofi’s rights under the Collaboration Agreement will revert to the Company. Thereafter, the Company will have the sole right to market and promote ACTONEL and ATELVIA on a global basis, excluding Japan.

For the quarters and nine months ended September 30, 2011 and 2010, the Company recognized net sales, other revenue and co-promotion expenses as follows:

(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
ACTONEL	$148,269	$249,653	$531,413	$723,464
ATELVIA	11,178	—	20,211	—
Other revenue
ACTONEL	17,839	17,971	59,416	70,103
Co-promotion expense
ACTONEL / ATELVIA	59,213	65,478	174,494	233,715

8. Inventories

Inventories consisted of the following:

	As of September 30, 2011	As of December 31, 2010
Finished goods	$56,790	$64,891
Work-in-progress / Bulk	33,353	27,602
Raw materials	24,467	27,004

Total	$114,610	$119,497

Total inventories are net of $21,624 and $8,470 related to inventory obsolescence reserves as of September 30, 2011 and December 31, 2010, respectively.

Product samples are stated at cost ($13,356 and $7,427 as of September 30, 2011 and December 31, 2010, respectively) and are included in prepaid expenses and other current assets.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization, or a straight-line basis over their useful lives not to exceed 15 years. Components of the Company’s intangible assets as of September 30, 2011, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,848,702	$456,994	$1,391,708
ENABLEX	505,731	122,299	383,432
ATELVIA	241,447	2,580	238,867
ACTONEL	525,205	310,021	215,184
ESTRACE Cream	411,000	288,917	122,083
DORYX	331,300	213,185	118,115
FEMHRT product family	318,500	314,532	3,968
Other products intellectual property	835,380	764,731	70,649

Total Definite-lived intangible assets	5,017,265	2,473,259	2,544,006

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$5,047,265	$2,473,259	$2,574,006

Aggregate amortization expense related to intangible assets was $147,654 and $162,619 for the quarters ended September 30, 2011 and 2010, respectively, and was $442,978 and $480,690 in the nine months ended September 30, 2011 and 2010, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows.

As of September 30, 2011 estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for the remainder of 2011 and for each of the next five years is as follows:

Amortization
2011	$147,624
2012	497,842
2013	444,355
2014	375,405
2015	332,894
2016	219,532
Thereafter	526,354

$2,544,006

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2011	As of December 31, 2010
Product rebate accruals (commercial and government)	$324,966	$254,662
Sales return reserves	131,098	129,621
Severance accruals	61,711	5,975
ACTONEL co-promotion liability	56,134	84,652
Payroll, commissions, and employee costs	47,942	35,513
Customer loyalty and coupon programs	31,655	70,758
Professional fees	16,237	20,081
Contractual obligations	15,880	15,880
Withholding taxes	11,272	11,621
Research and development expense accruals	9,302	11,313
Obligations under product licensing and distribution agreements	7,734	9,094
Interest payable	4,344	35,826
Deferred income	3,483	2,460
Value-added tax liabilities	2,202	6,434
Uncertain tax positions(1)	511	9,526
Advertising and promotion	1,884	5,876
Other	17,221	21,538

Total	$743,576	$730,830

(1)	As of September 30, 2011 and December 31, 2010, all income tax liabilities were related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes,” (“ASC 740”). In addition, reserves included as a component of other non-current liabilities as of September 30, 2011 and December 31, 2010, totaled $72,964 and $77,289, respectively.

11. Indebtedness

New Senior Secured Credit Facilities

On March 17, 2011, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent in order to refinance the Company’s Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250,000 comprised of (i) $3,000,000 in aggregate term loan facilities and (ii) a $250,000 revolving credit facility available to all Borrowers. The term loan facilities are comprised of (i) a $1,250,000 Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750,000 Term B Loan Facility consisting of an $800,000 Term B-1 Loan, a $400,000 Term B-2 Loan and a $550,000 Term B-3 Loan (together, the “Term B Loans”). The proceeds of these new term loans, together with approximately $279,000 of cash on hand, were used to make an optional prepayment of $250,000 in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,968,980 in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

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

        The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the New Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. The Company made optional prepayments of $150,000 and $300,000 in the quarter and nine months ended September 30, 2011, respectively, of term loans under its New Senior Secured Credit Facilities. As of September 30, 2011, there were letters of credit totaling $1,500 outstanding. As a result, the Company had $248,500 available under the revolving credit facility as of September 30, 2011.

The fair value as of September 30, 2011 for the Company’s debt outstanding under its New Senior Secured Credit Facilities was approximately $2,569,000 ($2,632,500 book value).

Prior Senior Secured Credit Facilities

On October 30, 2009 in connection with the PGP Acquisition, Holdings III and its subsidiaries, the Luxco Borrower, WCC and WCCL entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200,000 (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,600,000 of term loans, a $250,000 revolving credit facility and a $350,000 delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the Lenders agreed to provide additional term loans of $350,000, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of the Company’s then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a subsequent amendment pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $1,500,000 which, together with the proceeds from the issuance of $750,000 aggregate principal amount of the Company’s 7.75% Notes (defined below), were used to fund a special cash dividend to shareholders in the amount of $8.50 per share, or $2,144,321 in the aggregate (the “Special Dividend”), and to pay related fees and expenses. In the first quarter of 2011, the Company made optional prepayments of $450,000 of its term loan indebtedness under the Prior Senior Secured Credit Facilities.

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

As of September 30, 2011, the fair value of the Company’s outstanding 7.75% Notes, based on available market quotes, was $1,209,375 ($1,250,000 book value).

Components of Indebtedness

As of September 30, 2011, the Company’s outstanding debt included the following:

	Current Portion as of September 30, 2011	Long-Term Portion as of September 30, 2011	Total Outstanding as of September 30, 2011
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	160,000	2,472,500	2,632,500
7.75% Notes (including $8,737 unamortized premium)	1,263	1,257,474	1,258,737

Total	$161,263	$3,729,974	$3,891,237

As of September 30, 2011, mandatory principal repayments of long-term debt for the remainder of 2011 and each of the five years ending December 31, 2012 through 2016 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2011	$28,125
2012	183,750
2013	207,500
2014	207,500
2015	278,750
2016	77,500
Thereafter	2,899,375

Total long-term debt to be settled in cash	$3,882,500
7.75% Notes unamortized premium	8,737

Total long-term debt	$3,891,237

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

Total stock-based compensation expense recognized for the quarters ended September 30, 2011 and 2010 was $6,537 and $5,598, respectively, and was $18,942 and $15,937 for the nine months ended September 30, 2011 and 2010, respectively. Unrecognized future stock-based compensation expense was $33,032 as of September 30, 2011, which will be recognized as an expense over a remaining weighted average period of 1.2 years.

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

	2011 Grants	2010 Grants
Dividend yield	None	None
Expected volatility	35.00%	35.00%
Risk-free interest rate	3.12 - 3.57%	2.52 - 3.83%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 7 years.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2010 through September 30, 2011:

	Restricted Share Grants (and their equivalent)
(in thousands except per share amounts)	Shares	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2010	918	$19.91
Granted shares	1,310	24.68
Vested shares	(288)	18.96
Forfeited shares	(146)	23.74

Unvested restricted ordinary shares, and their equivalent, at September 30, 2011	1,794	$23.23

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2010 through September 30, 2011:

	Options to Purchase Ordinary Shares
(in thousands except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2010	7,473	$5.57	$11.94
Granted options	655	10.07	24.92
Exercised options	(575)	6.82	8.19
Forfeited options	(266)	8.54	14.51

Balance at September 30, 2011	7,287	$5.77	$13.30

Vested and exercisable at September 30, 2011	3,996	$3.69	$12.16

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of September 30, 2011 was as follows:

(in thousands except per share and per option amounts)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at September 30, 2011	2,986	$6.20	$14.30	$24,187
Vested and exercisable at September 30, 2011	1,634	$6.68	$14.30	$12,451

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

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4,000 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1,000 milestone payment to Paratek upon the achievement of a developmental milestone which is included in R&D expense in the quarter and nine months ended September 30, 2010. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $23,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

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

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, the Company made an up-front payment to Dong-A of $20,000 in April 2010, which was included in R&D expense for the nine months ended September 30, 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of up to $25,000 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

In August 2010, the Company and TaiGen Biotechnology Co. Ltd. (“TaiGen”) amended their existing license agreement in connection with the completion of Phase II clinical trials to provide for the cross-licensing of the parties’ respective patent rights relating to a nemonoxacin product and the transfer of TaiGen’s related Investigational New Drug Application. Under the amended agreement, TaiGen has exclusive development, manufacture and commercialization rights in certain Asian countries, and the Company has development, manufacture and commercialization rights in all other markets, including the United States, Europe and Japan. As a result of the amendment, the Company made an up-front payment to TaiGen of $5,000 in August 2010 which was included in R&D expense in the quarter and nine months ended September 30, 2010. Under the terms of the amended agreement, the Company may make additional payments to TaiGen in an aggregate amount of up to $25,000 upon the achievement of contractually-defined milestones, and the Company also agreed to pay TaiGen a royalty on its net sales of nemonoxacin, if any.

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

Product Liability Litigation

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 494 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal notices in another 14 cases to plaintiffs’ counsel. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 120 cases and a potential defendant with respect to approximately 100 unfiled claims involving a total of approximately 227 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 100 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

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

Gastroenterology Patent Matters

ASACOL 400

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s

ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which PGP exclusively licensed from Medeva covering ASACOL 400, were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. Medeva and PGP elected not to bring an infringement action with respect to the ‘171 Patent. The lawsuit resulted in a 30-month stay of FDA approval of Roxane’s ANDA until March 2010. Roxane has agreed not to launch a generic version of ASACOL 400 before December 31, 2011, and the trial, which was previously scheduled for July 2011, has been cancelled by the Court. In addition, in October 2011, Roxane informed the Company that it will no longer be pursuing marketing approval for its generic version of ASACOL 400 at issue in the lawsuit and that a trial is not necessary. The Court has ordered the parties to file a joint stipulated dismissal by early November 2011.

In June 2010, the Company and Medeva received a Paragraph IV certification notice letter from Par Pharmaceutical, Inc. (“Par”) indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ASACOL 400. The notice letter contended that the ‘170 Patent and ‘171 Patent were invalid and not infringed. In August 2010, the Company and Medeva filed a patent lawsuit against Par and EMET Pharmaceuticals LLC (“EMET”) in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. Medeva and the Company elected not to bring an infringement action with respect to the ‘171 Patent. EMET was the original filer of the ANDA according to Par’s notice letter, and assigned and transferred all right, title and interest in the ANDA to Par in June 2010. The lawsuit resulted in a stay of FDA approval of Par’s ANDA until December 2012, subject to prior resolution of the matter before the Court. In October 2011, the Court held a Markman hearing to determine claim construction of the patent claims at issue in the litigation. The Court has not indicated when it expects to issue its Markman decision.

While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the pending litigation will be decided, whether the lawsuits will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

ASACOL HD

In September 2011, the Company received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (“Zydus”) indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s ASACOL 800 mg product (“ASACOL HD”). The notice letter contends that the Company’s U.S. Patent No. 6,893,662, expiring in November 2021 (the “‘662 Patent”), is not infringed. In addition, Zydus indicated that it has submitted a Paragraph III certification with respect to the ‘170 Patent and the ‘171 Patent. The Company expects to file an infringement lawsuit against Zydus within 45 days of its receipt of the Paragraph IV certification notice letter. Once the Company files suit against Zydus within the 45 day-period, the FDA will be prohibited from approving Zydus’s ANDA for 30 months from the date of the Company’s receipt of the Zydus notice letter, subject to prior resolution of the matter before the court.

Osteoporosis Patent Matters

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

In August 2008, December 2008 and January 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together “Apotex”), indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product (“ACTONEL OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s and Apotex’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to ACTONEL OaM. However, the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, including ACTONEL OaM, does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, the Company does not believe that any of the defendants will be permitted to market their proposed generic versions of ACTONEL OaM prior to June 2014.

On December 1, 2009, the Company received a Paragraph IV certification notice letter from Aurobindo Pharma Limited (“Aurobindo”) regarding the Company’s ACTONEL 5, 30 and 35 mg dosage strength tablets (“ACTONEL Tablets”), which are covered by the Company’s U.S. Patent No. 6,165,513 (the “‘513 Patent”), as well as U.S. Patent Nos. 5,994,329, 6,015,801, 6,432,932 and 6,465,443, owned by Merck & Co., Inc. (“Merck”) and licensed by the Company (the “Merck Patents”). The Paragraph IV certification notice letter advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL Tablets prior to the expiration of the ‘513 Patent in 2018 and the Merck Patents in 2019. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company has elected not to bring an infringement action with respect to this ANDA. In addition, Aurobindo did not certify against the ‘122 Patent, which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including the ACTONEL Tablets). As a result, the Company does not believe that Aurobindo will be permitted to market its proposed ANDA product prior to the June 2014 expiration (including a 6-month pediatric extension of regulatory exclusivity) of the ‘122 Patent.

In February 2010 and June 2010, the Company received Paragraph IV certification notice letters from Mylan Pharmaceuticals Inc. (together with its affiliates, “Mylan”) and Aurobindo, respectively, regarding the Company’s ACTONEL with Calcium Tablets (Copackaged) (“ACTONEL/Calcium”), which are covered by the Company’s ‘513 Patent, as well as the Merck Patents owned by Merck and licensed by the Company. Each of the Paragraph IV certification letters advised the Company of the filing of an ANDA with the FDA requesting approval to manufacture and sell a generic version of ACTONEL/Calcium prior to the expiration of the ‘513 Patent in 2018 and the Merck Patents in 2019. The certification notice letters set forth allegations of non-infringement and/or the invalidity of the ‘513 and Merck Patents. Merck did not assert the Merck Patents in any of the prior ACTONEL patent litigation. The Company previously discontinued sales of ACTONEL/Calcium in the U.S. and has elected not to bring infringement actions with respect to either of these ANDAs. In addition, neither Mylan nor Aurobindo certified against the ‘122 Patent which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products (including ACTONEL/Calcium). As a result, the Company does not believe that Mylan and Aurobindo will be permitted to market their proposed ANDA products prior to the June 2014 expiration (including a 6-month pediatric extension of regulatory exclusivity) of the ‘122 Patent.

On February 24, 2010, the Company and Roche received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the Company’s 5, 30, 35 and 75 mg dosage strength ACTONEL tablets, as well as ACTONEL OaM tablets. The notice letter contends that the ‘513 Patent, the Merck Patents and the ‘938 Patent which cover the products are invalid and/or will not be infringed. The Company and Roche filed a patent suit against Mylan in April 2010 in the U.S. District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent based on its proposed generic version of ACTONEL OaM tablets. The lawsuit results in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of the Company’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. Additionally, Mylan did not certify against the underlying ‘122 Patent which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products. As a result, the Company does not believe that Mylan will be permitted to market its proposed ANDA products prior to the June 2014 expiration of the ‘122 Patent (including a 6-month pediatric extension of regulatory exclusivity). In addition, the ‘938 Patent covering ACTONEL OaM expires in 2023.

In October, November and December 2010 and February 2011, the Company and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of ACTONEL OaM to include Roche’s new U.S. Patent No. 7,718,634 (the “‘634 Patent”). The notice letters contended that the ‘634 Patent, a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. The Company and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘634 Patent. The Company believes that no additional 30-month stay is available in these matters because the ‘634 Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to ACTONEL OaM. However, the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, including ACTONEL OaM, does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

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

ATELVIA

In August 2011, the Company received a Paragraph IV certification notice letter from Watson Laboratories, Inc. – Florida (together with Watson Pharmaceuticals, Inc. and its subsidiaries, “Watson”) indicating that Watson had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets (“ATELVIA”). The notice letter contends that the Company’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. In October 2011, the Company filed a lawsuit against Watson in the United States District Court for the District of New Jersey charging Watson with infringement of the ‘459 Patent and ‘460 Patent. The lawsuit results in a stay of FDA approval of Watson’s ANDA for 30 months from the date of the Company’s receipt of the Watson notice letter, subject to prior resolution of the matter before the court. In addition, Watson did not certify against the ‘122 Patent, which covers all of the Company’s ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

In October 2011, the Company received a Paragraph IV certification notice letter from Teva indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA. The notice letter contends that the ‘459 Patent and ‘460 Patent are invalid, unenforceable and/ or not infringed. Teva did not certify against the ‘122 Patent, which covers all of the Company’s ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). The Company is currently reviewing the details of the Paragraph IV certification notice letter and expects to file an infringement lawsuit against Teva within 45 days of its receipt of the Paragraph IV certification notice letter. If the Company files suit against Teva within 45 days, the FDA will be prohibited from approving Teva’s ANDA for 30 months from the date of the Company’s receipt of the Teva notice letter, subject to prior resolution of the matter before the court.

While the Company intends to vigorously defend the ‘459 Patent and the ‘460 Patent and pursue its legal rights, the Company can offer no assurance as to when any lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of ATELVIA will not be approved and enter the market prior to the expiration of the ‘459 Patent and the ‘460 Patent in 2028.

Dermatology Patent Matters

DORYX

As a result of the enactment of the QI Program Supplemental Funding Act of 2008 (the “QI Act”) on October 8, 2008, Mayne Pharma International Pty. Ltd.’s (“Mayne”) U.S. Patent No. 6,958,161 (the “’161 Patent”) covering the Company’s DORYX product was submitted to the FDA for listing in the FDA’s Orange Book and potential generic competitors that had filed an ANDA prior to the listing of the ‘161 Patent were permitted to certify to the listed patent within 120 days of the enactment of the QI Act. In November and December 2008, and January 2009, the Company and Mayne received Paragraph IV certification notice letters from Actavis Elizabeth LLC (“Actavis”), Mutual Pharmaceutical Company, Inc. (“Mutual”), Mylan, Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of DORYX 100 and 75 mg delayed-release tablets (“DORYX 100 and 75”). Those notice letters contend that the ‘161 Patent is invalid, unenforceable or not infringed. In December 2008 and January 2009, the Company and Mayne filed lawsuits against each of the potential generic competitors in the United States District Court for the District of New Jersey, charging them with infringement of the ‘161 Patent. In March 2009, the Company received the FDA’s response to a citizen petition that it had submitted requesting that the FDA impose a 30-month stay of approval on ANDAs referencing DORYX 100 and 75 that were filed prior to the listing of the ‘161 Patent under the transition rules of the QI Act. In its joint response to the citizen petitions of the Company and several other petitioners, the FDA took the position that a 30-month stay would not apply to approvals for such ANDAs. On November 9, 2009, pursuant to an agreement among the Company, Mayne and Mutual, the District Court dismissed the lawsuit against Mutual concerning generic versions of DORYX 100 and 75 following Mutual’s agreement to withdraw its ANDA with respect to such products. In March 2011, the Company and Mayne entered into a settlement agreement with Actavis pursuant to which Actavis agreed, among other things, not to market or sell a generic equivalent of DORYX 100 and 75 until December 15, 2016, subject to certain exceptions and conditions. In April 2011, the action against Actavis was dismissed without prejudice.

In March 2009, the Company and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150 mg delayed-release tablets (“DORYX 150”). The notice letters contend that the ‘161 Patent is not infringed. In March and May 2009, the Company and Mayne filed lawsuits against Impax and Mylan, respectively, in the United States District Court for the District of New Jersey, charging each with infringement of the ‘161 Patent. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to DORYX 150 expired in September 2011.

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

In February 2010, the Company and Mayne received a Paragraph IV certification notice letter from Heritage Pharmaceuticals Inc. (“Heritage”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 100 and 75 and DORYX 150. In March 2010, the Company and Mayne filed a lawsuit against Heritage in the United States District Court for the District of New Jersey charging Heritage with infringement of the ‘161 Patent. In December 2010, the Company and Mayne entered into a settlement agreement with Heritage pursuant to which Heritage agreed, among other things, not to market or sell generic equivalents of DORYX 100 and 75 and DORYX 150 until December 15, 2016, subject to certain exceptions and conditions. In February 2011, the action against Heritage was dismissed without prejudice.

All of the actions against Mylan, Impax and Sandoz have been consolidated for discovery purposes. No trial dates have been set by the District Court, but the Company expects that a trial could be held as early as December 2011 or the beginning of the first quarter of 2012. In December 2010, the FDA approved Impax’s and Mylan’s ANDAs with respect to generic versions of DORYX 100 and 75, and the Company believes that generic versions of these products were launched “at-risk” in January 2011. DORYX 100 and 75 represent less than 5% of the Company’s DORYX franchise based on total prescriptions according to IMS Health, Inc., while DORYX 150 currently represents the remainder of the DORYX franchise. In June 2011, the FDA granted tentative approval to Mylan’s ANDA with respect to DORYX 150. In September 2011, the Company sought and the Court granted the Company’s motion requesting a preliminary injunction against Mylan, which prevents Mylan from launching a generic version of a DORYX 150 product before the Court renders a decision on the ‘161 Patent. If the Company is not successful on the merits in its suit against Mylan, the Company may be responsible for damages, if any, resulting from the preliminary injunction. Following the issuance of the preliminary injunction, Mylan sought, and was granted, an expedited appeal of the Court’s decision to grant the preliminary injunction. If the preliminary injunction is vacated, and Mylan’s ANDA with respect to DORYX 150 receives final approval from the FDA, Mylan may elect to launch a generic equivalent of DORYX 150 “at-risk”. In addition, if Impax’s ANDA with respect to DORYX 150 receives final approval from the FDA and Impax elects to launch a generic equivalent of DORYX 150 “at-risk”, Impax’s generic equivalent of DORYX 150 could enter the market prior to the expiration of the ‘161 Patent in 2022. In September 2011, the Company also received FDA approval for a dual-scored DORYX 150 product and filed a citizen petition requesting that the FDA refrain from granting final approval to any DORYX 150 ANDA unless the ANDA filer’s product also adopts a dual-scored configuration and has the same labeling as the Company’s dual-scored DORYX 150 product. The Company can offer no assurance as to whether the FDA will grant its request. While the Company and Mayne intend to vigorously defend the ‘161 Patent and pursue all of their legal rights, including their right to any monetary damages, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that additional generic equivalents of DORYX 100 or 75, or any generic equivalent of a DORYX 150 product, will not be approved and enter the market prior to the expiration of the ‘161 Patent in 2022.

Oral Contraceptive Patent Matters

LOESTRIN 24 FE

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

LO LOESTRIN FE

In July 2011, the Company received a Paragraph IV certification notice letter from Lupin indicating that Lupin had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LO LOESTRIN FE. The notice letter contends that the ‘394 Patent and U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover LO LOESTRIN FE and expire in 2014 and 2029, respectively, are invalid or not infringed. In September 2011, the Company filed a lawsuit against Lupin in the United States District Court for the District of New Jersey charging Lupin with infringement of the ‘394 Patent and the ‘984 Patent. The lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Lupin notice letter, subject to the prior resolution of the matter before the court. While the Company intends to vigorously defend the ‘394 Patent and the ‘984 Patent and pursue its legal rights, it can offer no assurance that a generic equivalent of LO LOESTRIN FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014 and/or the ‘984 Patent in 2029.

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

15. Income Taxes

The Company operates in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. The Company’s effective tax rate for the quarter and nine months ended September 30, 2011 was 57% and 53%, respectively. The Company’s effective tax rate for the quarter and nine months ended September 30, 2010 was 49% and 37%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes. For the nine months ended September 30, 2011 the discrete items included valuation allowances related to the announced restructuring of certain of the Company’s Western European operations. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740.

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

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the quarters and nine months ended September 30, 2011 and 2010:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended September 30, 2011
Total revenue	$809,664	$89,026	$(243,227)	$655,463

Segment operating profit	$51,511	$2,598	$85,330	$139,439

Corporate expenses				(367)
Interest (expense), net				(62,862)

Income before taxes				$76,210

Quarter Ended September 30, 2010
Total revenue	$1,115,033	$298,615	$(710,456)	$703,192

Segment operating profit/(loss)	$270,366	$41,768	$(134,612)	$177,522

Corporate expenses				(3,338)
Interest (expense), net				(60,773)

Income before taxes				$113,411

Nine Months Ended September 30, 2011
Total revenue	$3,133,864	$495,500	$(1,547,078)	$2,082,286

Segment operating profit/(loss)	$698,248	$19,930	$(258,816)	$459,362

Corporate expenses				(3,050)
Interest (expense), net				(283,066)

Income before taxes				$173,246

Nine Months Ended September 30, 2010
Total revenue	$3,061,642	$682,008	$(1,463,546)	$2,280,104

Segment operating profit/(loss)	$673,819	$81,244	$(318,537)	$436,526

Corporate expenses				(12,952)
Interest (expense), net				(176,274)

Income before taxes				$247,300

(1)	Eliminations represent inter-segment transactions impacting revenue, cost of sales and SG&A expenses.

The following table presents total revenues by product for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue breakdown by product:
ACTONEL(1)	$166,108	$267,624	$590,829	$793,567
ASACOL	189,848	180,816	565,109	538,331
LOESTRIN 24 FE	103,865	84,479	325,257	252,378
ENABLEX(1)	45,090	23,073	130,837	62,553
DORYX	28,605	38,474	126,679	140,403
ESTRACE Cream	41,878	35,583	114,379	98,975
LO LOESTRIN FE	23,024	—	41,985	—
ATELVIA	11,178	—	20,211	—
FEMHRT	2,784	14,414	16,112	39,771
DOVONEX	—	—	—	74,598
TACLONEX	—	—	—	74,109
Other Women’s Healthcare	15,244	15,173	49,466	46,637
Other Hormone Therapy	6,252	6,190	19,006	21,017
Other Oral Contraceptives	2,991	12,536	15,074	50,004
Other products	11,323	18,893	44,063	60,617
Contract manufacturing product sales	4,793	3,439	14,390	12,540
Other revenue	2,480	2,498	8,889	14,604

Total revenue	$655,463	$703,192	$2,082,286	$2,280,104

(1)	Other revenue related to ACTONEL and ENABLEX are combined with their respective product net sales for purposes of presenting revenue by product and segment reporting.

The following tables present additional segment information for the quarters and nine months ended September 30, 2011 and 2010:

	North America	ROW	Total Company
Quarter Ended September 30, 2011
Capital expenditures	$4,012	$4,125	$8,137
Amortization of intangible assets	146,244	1,410	147,654
Depreciation expense	6,468	3,868	10,336

Quarter Ended September 30, 2010
Capital expenditures	$13,671	$5,460	$19,131
Amortization of intangible assets	161,029	1,590	162,619
Depreciation expense	5,161	2,764	7,925

Nine Months Ended September 30, 2011
Capital expenditures	$19,247	$16,473	$35,720
Amortization of intangible assets	438,752	4,226	442,978
Depreciation expense	18,925	10,563	29,488
Write-down of property, plant and equipment	23,082	—	23,082

Nine Months Ended September 30, 2010
Capital expenditures	$59,187	$15,249	$74,436
Amortization of intangible assets	446,202	34,488	480,690
Depreciation expense	16,341	6,225	22,566

The following table presents total revenue by significant country of domicile for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
US	$521,972	$515,449	$1,663,426	$1,718,546
France	29,444	42,982	93,107	122,596
Canada	26,315	25,383	74,164	94,568
Puerto Rico	13,367	8,657	43,533	22,384
UK / Republic of Ireland	14,248	25,260	42,274	76,473
Italy	9,843	18,903	35,409	56,923
Other	40,274	66,558	130,373	188,614

Total	$655,463	$703,192	$2,082,286	$2,280,104

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Lonza Inc.	27%	38%	29%	35%
Cambrex Corporation	23%	26%	23%	22%
Bayer	21%	16%	20%	15%

18. Comprehensive Income

ASC Topic 220, “Comprehensive Income”, requires foreign currency translation adjustments and certain other items, which were reported in shareholders’ equity / (deficit) to be separately disclosed as other comprehensive income / (loss). Comprehensive income / (loss) is comprised of net income / (loss) plus the period activity within accumulated other comprehensive income / (loss). Comprehensive income was $5,601 and $70,296 for the quarters ended September 30, 2011 and 2010, respectively, and $82,503 and $146,429 for the nine months ended September 30, 2011 and 2010, respectively.

The components of accumulated other comprehensive income / (loss) consist of:

	As of	As of
	September 30, 2011	December 31, 2010
Cumulative translation adjustment	$(22,031)	$(23,829)
Actuarial gains related to defined benefit plans (net of tax)	8,000	8,184

Total	$(14,031)	$(15,645)

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

The net periodic benefit cost of the Company’s non-U.S. defined benefit plans for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
Service cost	$1,731	$1,472
Interest cost	3,347	2,882
Expected return on plan assets	(1,002)	(2,373)
Restructuring impact on pension plans	(1,299)	—
Amortization of:
Actuarial losses	(240)	—
Prior service costs	—	—

Net periodic benefit cost	$2,537	$1,981

Company Contributions

For the nine months ended September 30, 2011, the Company contributed $4,558 to non-U.S. retirement plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary

The following are certain significant events that occurred in the nine months ended September 30, 2011:

•

During the nine months ended September 30, 2011, we made optional prepayments aggregating $750 million of our term loan indebtedness, including $200 million in January 2011 and $250 million in March 2011 in connection with the refinancing of our Prior Senior Secured Credit Facilities (as defined below) and $150 million in each of June 2011 and September 2011 under our New Senior Secured Credit Facilities (as defined below);

•

In March 2011, we successfully completed the refinancing of our senior secured indebtedness. We used the proceeds of our term loan borrowings under our New Senior Secured Credit Facilities, as well as approximately $279 million of cash on hand, to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans under our Prior Senior Secured Credit Facilities, terminate our Prior Senior Secured Credit Facilities and to pay related fees, expenses and accrued interest. The refinancing had the effect of extending the maturity profile of our senior secured indebtedness and reducing certain LIBOR floors and interest margins;

•

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan is expected to impact approximately 500 employees in total and remains subject to consultation with local works councils in certain European jurisdictions. In connection with the restructuring, pretax severance costs of $43 million and $101 million were recorded in the quarter and nine months ended September 30, 2011, respectively. In addition, we recognized certain pretax contract termination expenses of $2 million and $3 million in the quarter and nine months ended September 30, 2011, respectively;

•

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. Going forward this facility will primarily serve as a warehouse and distribution center. In connection with the repurposing, we recorded $8 million in severance charges and $23 million in non-cash charges relating to the write-down of certain property, plant and equipment in the nine months ended September 30, 2011, as a component of cost of sales;

•	Our revenue for the quarter ended September 30, 2011 was $655 million and our net income was $33 million;

•	Our revenue for the nine months ended September 30, 2011 was $2,082 million and our net income was $81 million.

2011 Strategic Transactions

During the nine months ended September 30, 2011, the following events impacted our results of operations and will continue to have an impact on our future operations.

Refinancing of Senior Secured Indebtedness

On March 17, 2011, our subsidiaries, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent in order to refinance our Prior Senior Secured Credit Facilities. Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility available to all Borrowers. At the closing, we borrowed a total of $3,000 million under the new term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the new term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under our Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

Western European Restructuring

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring will not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. We currently expect to complete the restructuring by the middle of 2012. The implementation of the restructuring plan, which is expected to impact approximately 500 employees in total, and the aggregate amounts to be expensed, remain subject to consultation with local works councils in certain European jurisdictions. Pretax severance costs of $43 million and $101 million were recorded in the quarter and nine months ended September 30, 2011, respectively, and were included as a component of restructuring costs in our condensed consolidated statement of operations. Also included as restructuring costs in our condensed consolidated statement of operations were certain pretax contract termination expenses of $2 million and $3 million in the quarter and nine months ended September 30, 2011, respectively. The majority of the remaining severance related costs are expected to be settled in cash within the next twelve months.

Manati Facility

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. Going forward this facility will primarily serve as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $23 million in the nine months ended September 30, 2011 for the write-down of certain property, plant and equipment. Additionally, severance costs of $8 million were recorded in the nine months ended September 30, 2011. These expenses were included as a component of cost of sales. The majority of severance costs relating to the Manati repurposing were settled in cash during the quarter ended June 30, 2011.

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

Special Dividend Transaction

On September 8, 2010, we paid a special cash dividend of $8.50 per share, or $2,144 million in the aggregate, to shareholders of record on August 30, 2010 (the “Special Dividend”). In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500 million aggregate principal amount of new term loan indebtedness in connection with an amendment to our Prior Senior Secured Credit Facilities and issued $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The incurrence of this indebtedness and the indebtedness incurred in connection with the ENABLEX Acquisition (as defined below) impacted our interest expense during the quarter and nine months ended September 30, 2011.

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

Operating Results for the quarters and nine months ended September 30, 2011 and 2010

Revenue

The following table sets forth our revenue for the quarters and nine months ended September 30, 2011 and 2010, with the corresponding dollar and percentage changes:

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$166	$268	$(102)	(38)%	$591	$794	$(203)	(26)%
ATELVIA	11	—	11	100%	20	—	20	100%

Total osteoporosis	177	268	(91)	(34)%	611	794	(183)	(23)%

Oral Contraceptives
LOESTRIN 24 FE	104	84	20	23%	325	252	73	29%
LO LOESTRIN FE	23	—	23	100%	42	—	42	100%
Other Oral Contraceptives	3	13	(10)	(76)%	15	50	(35)	(70)%

Total oral contraceptives	130	97	33	34%	382	302	80	26%

Hormone Therapy
ESTRACE Cream	42	36	6	18%	114	99	15	16%
FEMHRT	3	14	(11)	(81)%	16	40	(24)	(59)%
Other Hormone Therapy	6	6	—	—%	19	21	(2)	(10)%

Total hormone therapy	51	56	(5)	(9)%	149	160	(11)	(6)%

Other women’s healthcare products	15	15	—	—%	49	47	2	6%

Total Women’s Healthcare	373	436	(63)	(14)%	1,191	1,303	(112)	(8)%

Gastroenterology:
ASACOL	190	181	9	5%	565	538	27	5%

Dermatology:
DORYX	29	38	(9)	(26)%	127	140	(13)	(10)%
TACLONEX(2)	—	—	—	—%	—	74	(74)	(100)%
DOVONEX(2)	—	—	—	—%	—	75	(75)	(100)%

Total Dermatology	29	38	(9)	(26)%	127	289	(162)	(56)%

Urology:
ENABLEX(3)	45	23	22	95%	131	63	68	109%

Other:
Other products net sales	11	20	(9)	(40)%	45	59	(14)	(27)%
Contract manufacturing product sales	5	3	2	39%	14	13	1	15%
Other revenue(4)	2	2	—	—%	9	15	(6)	(39)%

Total Revenue	$655	$703	$(48)	(7)%	$2,082	$2,280	$(198)	(9)%

(1)	Includes “other revenue” of $18 million in each of the quarters ended September 30, 2011 and 2010, and $59 million and $70 million for the nine months ended September 30, 2011 and 2010, respectively, as reported in our condensed consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi.
(2)	Represents 2010 revenues from our distribution agreement with LEO Pharma A/S (“LEO”). On September 23, 2009, we entered into a definitive asset purchase agreement with LEO pursuant to which LEO paid us $1,000 million in cash in order to terminate our exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to our distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (i) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (ii) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, we continued to record net sales of DOVONEX and TACLONEX following the closing of the LEO Transaction until June 30, 2010. On June 30, 2010, LEO assumed responsibility for its own distribution services, and on July 15, 2010 the parties formally terminated the distribution agreement.
(3)	Includes “other revenue” of $23 million and $63 million for the quarter and nine months ended September 30, 2010, respectively, reported in our condensed consolidated statement of operations resulting from the contractual percentage we received of Novartis’ sales of ENABLEX. Effective October 18, 2010, we began to record sales of ENABLEX on a gross basis as we became the principal in the sales transactions.
(4)	Excludes “other revenue” of $18 million and $41 million for the quarters ended September 30, 2011 and 2010, respectively, and $59 million and $133 million for the nine months ended September 30, 2011 and 2010, respectively, reported in our condensed consolidated statement of operations and disclosed pursuant to footnotes (1) and (3) above.

Total revenue in the quarter ended September 30, 2011 was $655 million, a decrease of $48 million, or 7%, compared to the same quarter in the prior year. Total revenue in the nine months ended September 30, 2011 was $2,082 million, a decrease of $198 million, or 9%, compared to the same period in the prior year. For the quarter ended September 30, 2011, the decrease in revenues as compared to the prior year quarter was primarily driven by a decline in ACTONEL revenues of $102 million due to the loss of exclusivity in Western Europe and declines in U.S. net sales of ACTONEL offset, in part, by net sales growth in certain other products, primarily LO LOESTRIN FE, ENABLEX and LOESTRIN 24 FE. For the nine months ended September 30, 2011 a decrease in ACTONEL revenues of $203 million and a decrease in DOVONEX and TACLONEX net sales of $149 million as a result of the conclusion on June 30, 2010 of distribution services we provided to LEO under a distribution agreement entered into in 2009 in connection with the LEO Transaction were offset, in part, by net sales growth in certain other products, primarily LOESTRIN 24 FE, ENABLEX and LO LOESTRIN FE, as compared to the prior year period. In addition to transactions such as the LEO Transaction and ENABLEX Acquisition, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Revenues of our osteoporosis products decreased $91 million, or 34%, in the quarter ended September 30, 2011, and $183 million, or 23%, in the nine months ended September 30, 2011, compared with the prior year periods. Global revenues of ACTONEL were $166 million and $591 million, in the quarter and nine months ended September 30, 2011, respectively, compared to $268 million and $794 million, respectively, in the prior year periods. The 38% and 26% decreases in ACTONEL global revenues in the quarter and nine months ended September 30, 2011, respectively, relative to the prior year periods, were attributable to the loss of exclusivity in Western Europe, which began in the fourth quarter of 2010 and declines in U.S. net sales of ACTONEL. ACTONEL revenues outside of North America, or rest of world (“ROW”), were $61 million in the quarter ended September 30, 2011, down 47% from $114 million in the prior year quarter, and $195 million in the nine months ended September 30, 2011, down 40% from $323 million in the prior year period. Revenues of ACTONEL in North America for the quarters ended September 30, 2011 and 2010 were $105 million and $154 million, respectively, including $83 million and $136 million, respectively in the U.S. In the United States, ACTONEL revenues decreased $53 million compared to the prior year quarter primarily due to a decrease in filled prescriptions of 35% and an increase in sales-related deductions offset, in part by higher average selling prices, as compared to the prior year quarter. Revenues of ACTONEL in North America were $396 million and $471 million, respectively, including $333 million and $399 million, respectively in the U.S., for the nine months ended September 30, 2011 and 2010. In the United States, ACTONEL revenues decreased $66 million in the nine months ended September 30, 2011 compared to the prior year period primarily due to a decrease in filled prescriptions of 31%, offset, in part by higher average selling prices and a decrease in sales-related deductions relative to the prior year period. In the U.S., ACTONEL continues to face market share declines due to the increased use of generic versions of competing products and declines in filled prescriptions within the overall oral bisphosphonate market. While we expect to continue to experience significant declines in global ACTONEL revenues throughout the remainder of 2011 relative to 2010, we expect revenues from our new product ATELVIA will grow and partially offset a portion of those declines in the U.S. market. ATELVIA, which we began to promote in the U.S. in early 2011, generated net sales of $11 million and $20 million, in the quarter and nine months ended September 30, 2011, respectively.

Net sales of our oral contraceptive products increased $33 million, or 34%, in the quarter ended September 30, 2011 and $80 million, or 26%, in the nine months ended September 30, 2011, compared with the prior year periods. LOESTRIN 24 FE generated revenues of $104 million in the quarter ended September 30, 2011, an increase of 23%, compared with $84 million in the prior year quarter. During the nine months ended September 30, 2011, LOESTRIN 24 FE generated revenues of $325 million, an increase of 29%, compared with $252 million in the prior year period. The increase in LOESTRIN 24 FE net sales in the quarter ended September 30, 2011 as compared to the prior year quarter was primarily due to a decrease in sales-related deductions and higher average selling prices, offset in part by a decrease in filled prescriptions of 11%. The increase in LOESTRIN 24 FE net sales in the nine months ended September 30, 2011 as compared to the prior year period was primarily due to a reduction in sales-related deductions, higher average selling prices and an increase in filled prescriptions of 2%, offset, in part by a contraction of pipeline inventories relative to the prior year period. LO LOESTRIN FE, which we began to promote in the U.S. in early 2011, generated net sales of $23 million and $42 million, in the quarter and nine months ended September 30, 2011, respectively. Filled prescriptions of LO LOESTRIN FE more than doubled sequentially in the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011. FEMCON FE revenues in the quarter ended September 30, 2011, which we report in “Other Oral Contraceptives” revenue, were negatively impacted by the introduction of generic competition beginning in March 2011. We anticipate net sales of FEMCON FE will continue to decline during 2011 as compared to the prior year periods as a result of generic competition.

Net sales of our hormone therapy products decreased $5 million, or 9%, in the quarter ended September 30, 2011 and $11 million, or 6%, in the nine months ended September 30, 2011, as compared with the prior year periods. Net sales of FEMHRT declined during the quarter and nine months ended September 30, 2011, as compared to the prior year periods as a result of generic competition. Net sales of ESTRACE Cream increased $6 million, or 18%, and $15 million, or 16%, in the quarter and nine months ended September 30, 2011, respectively, as compared to the prior year periods. The increase in both periods was primarily due to higher average selling prices and a 10% and 9% increase in filled prescriptions in the quarter and nine months ended September 30, 2011, respectively, offset in part, by an increase in sales-related deductions as compared to the prior year periods.

Net sales of ASACOL were $190 million in the quarter ended September 30, 2011, an increase of 5%, compared with $181 million in the prior year quarter. Net sales of ASACOL were $565 million in the nine months ended September 30, 2011, an increase of 5%, compared with $538 million in the prior year period. ASACOL net sales in North America in the quarters ended September 30, 2011 and 2010 totaled $177 million and $167 million, respectively, including net sales in the United States of $172 million and $161 million, respectively. The increase in ASACOL net sales in the United States was primarily due to higher average selling prices and a reduction in sales-related deductions, offset in part by a contraction in pipeline inventory levels and a decrease in filled prescriptions as compared to the prior year quarter. ASACOL net sales in North America in the nine months ended September 30, 2011 and 2010 totaled $530 million and $498 million, respectively, including net sales in the United States of $513 million and $482 million, respectively. The increase in ASACOL net sales in the United States was primarily due to higher average selling prices, offset in part by an increase in sales-related deductions and a decrease in filled prescriptions. Our ASACOL 400 mg product accounted for the majority of our total ASACOL net sales in the quarters and nine months ended September 30, 2011 and 2010. We have received Paragraph IV certification notice letters from generic companies indicating that such companies have submitted to the FDA Abbreviated New Drug Applications (“ANDAs”) seeking approval to manufacture and sell generic versions of our ASACOL 400 mg product and our ASACOL 800 mg product (known as ASACOL HD in the U.S.), each of which is currently patent protected. While we and our contractual partners intend to vigorously defend the patents protecting our ASACOL products and pursue our legal rights, we can offer no assurance as to when the pending litigation will be decided, whether our lawsuits will be successful or that a generic equivalent of our ASACOL products will not be approved and enter the market prior to the expiration of the patents protecting such products. See “Note 14” to the notes to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.

Net sales of our dermatology products decreased $9 million, or 26%, in the quarter ended September 30, 2011, as compared to the prior year quarter, and $162 million, or 56%, in the nine months ended September 30, 2011, as compared to the prior year period. The decrease in the nine months ended September 30, 2011, relative to the prior year period was primarily due to a decrease in net sales of DOVONEX and TACLONEX of $149 million, resulting from LEO’s assumption of responsibility for the distribution of DOVONEX and TACLONEX on June 30, 2010. From the closing of the LEO Transaction in September 2009 until June 30, 2010, we recorded net sales (and cost of sales) for all DOVONEX and TACLONEX products sold in the United States at nominal distributor margins pursuant to the distribution agreement executed in connection with the LEO Transaction. We did not record any net sales of DOVONEX or TACLONEX in the nine months ended September 30, 2011. Net sales of DORYX decreased $9 million, or 26%, and $13 million, or 10%, in the quarter and nine months ended September 30, 2011, compared to the prior year periods. The decrease in DORYX net sales in the quarter ended September 30, 2011 was primarily due to a decrease in filled prescriptions of 44%, offset, in part by a reduction in sales-related deductions and higher average selling prices. The decrease in DORYX net sales in the nine months ended September 30, 2011, was primarily due to a decrease in filled prescriptions of 37% and a contraction of pipeline inventories relative to the prior year period, offset, in part by a reduction in sales-related deductions and higher average selling prices. The decrease in sales-related deductions in the quarter and nine months ended September 30, 2011 compared with the prior year periods was primarily a result of changes to our loyalty card program in early 2011 which reduced the rebate offered to patients on DORYX 150 mg. As expected, the reduction in the rebate resulted in decreased usage of our customer loyalty card for DORYX 150 mg and a meaningful decline in filled prescriptions of DORYX 150 mg relative to the prior year periods. Offsetting the decline in filled prescriptions were significantly higher average net sales values per prescription for DORYX 150 mg as compared to the prior year periods. We and Mayne Pharma International Pty. Ltd. (“Mayne”) have filed infringement lawsuits against Mylan Pharmaceuticals Inc. (“Mylan”), Impax Laboratories, Inc. (“Impax”) and Sandoz Inc. (“Sandoz”) arising from their respective ANDAs with respect to DORYX 150 mg. In June 2011, the FDA tentatively approved Mylan’s ANDA with respect to DORYX 150 mg. In September 2011, there were a number of developments with respect to this litigation. First, the 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to DORYX 150 mg expired. Second, we sought, and the U.S. District Court for the District of New Jersey (the “Court”) granted, our request for a preliminary injunction against Mylan which currently prevents Mylan from launching a generic version of our DORYX 150 mg product before the Court renders a decision on the merits of the patent litigation. Following the issuance of the preliminary injunction, Mylan sought, and the Court granted, an expedited appeal of the Court’s decision to grant the preliminary injunction. If the preliminary injunction is vacated, and Mylan’s ANDA with respect to DORYX 150 mg receives final approval from the FDA, Mylan may elect to launch a generic equivalent of DORYX 150 mg “at-risk”. In addition, there are scenarios where Impax’s or Sandoz’s respective ANDAs could receive final approval from the FDA and such defendants could elect to launch a generic equivalent of DORYX 150 mg “at-risk”. See “Note 14” to the notes to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.

Revenues of ENABLEX in the quarter ended September 30, 2011 were $45 million, an increase of 95%, compared to $23 million in the prior year quarter. Revenues of ENABLEX in the nine months ended September 30, 2011 were $131 million, an increase of 109%, compared to $63 million in the prior year period. The increase in ENABLEX revenues in the quarter and nine months ended September 30, 2011 relative to the prior year periods was primarily attributable to the ENABLEX Acquisition in October 2010 pursuant to which we acquired the U.S. rights to ENABLEX. As a result of the ENABLEX Acquisition, we began to record sales of ENABLEX in product net sales on a gross basis as we became the principal in the sales transactions. During periods prior to the ENABLEX Acquisition, including the quarter and nine months ended September 30, 2010, we recorded ENABLEX revenue based on the contractual percentage we received of Novartis’ net sales pursuant to our co-promotion agreement with Novartis. Filled prescriptions of ENABLEX in the U.S. decreased 10% and 6% in the quarter and nine months ended September 30, 2011, respectively, as compared to the prior year periods.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales, as a percentage of product net sales, for the quarters and nine months ended September 30, 2011 and 2010:

(dollars in millions)	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	$ Change	Percent Change
Product net sales	$635	$660	$(25)	(4)%

Cost of sales (excluding amortization)	81	82	(1)	(1)%

Cost of sales percentage	13%	12%

(dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	Percent Change

Product net sales	$2,014	$2,133	$(119)	(6)%

Cost of sales (excluding amortization)	280	408	(128)	(31)%

Cost of sales percentage	14%	19%

Cost of sales (excluding amortization) decreased $1 million, or 1%, and $128 million, or 31%, in the quarter and nine months ended September 30, 2011, respectively, compared with the prior year periods. The nine months ended September 30, 2011 included $31 million in costs related to the repurposing of our Manati facility. Included in the nine months ended September 30, 2010 was the impact of the purchase accounting inventory step-up of $106 million resulting from the acquisition of The Procter & Gamble Company’s global branded pharmaceutical business (the “PGP Acquisition”). Also included in the nine months ended September 30, 2010 was approximately $149 million of costs related to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. These costs in the nine months ended September 30, 2010 were offset, in part, by a gain of $35 million relating to the sale of certain inventories in connection with the LEO Transaction. Also included in cost of sales in the nine months ended September 30, 2010 was an $18 million reduction in cost of sales as a result of the reversal of a contingent liability relating to the termination of a contract. Excluding the impact of the items mentioned above, our cost of sales percentage increased in the nine months ended September 30, 2011 relative to the prior year period from 10% to 12% primarily due to the mix of products sold and the fact that there were no costs of sales associated with our ENABLEX revenue in the prior year period.

Selling, General & Administrative (“SG&A”) Expenses

Our SG&A expenses were comprised of the following for the quarters and nine months ended September 30, 2011 and 2010:

(dollars in millions)	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	$ Change	Percent Change
Advertising & Promotion (“A&P”)	$32	$28	$4	15%
Selling and Distribution	130	132	(2)	(2)%
General, Administrative and Other (“G&A”)	56	91	(35)	(39)%

Total	$218	$251	$(33)	(13)%

(dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	Percent Change
A&P	$118	$85	$33	39%
Selling and Distribution	392	437	(45)	(10)%
G&A	207	330	(123)	(37)%

Total	$717	$852	$(135)	(16)%

SG&A expenses for the quarter ended September 30, 2011 were $218 million, a decrease of $33 million, or 13%, from $251 million in the prior year quarter. SG&A expenses for the nine months ended September 30, 2011 were $717 million, a decrease of $135 million, or 16%, from $852 million in the prior year period. A&P expenses increased $4 million, or 15%, and $33 million, or 39%, in the quarter and nine months ended September 30, 2011, respectively, as compared to the prior year periods, primarily due to advertising and other promotional expenses attributable to the U.S. promotion of ATELVIA and LO LOESTRIN FE. Selling and distribution expenses decreased $2 million, or 2%, in the quarter ended September 30, 2011 as compared to the prior year quarter, primarily due to the decrease in Sanofi co-promotion expense of $6 million as a result of lower ACTONEL revenues in Western Europe. The decrease was offset, in part, by increases in promotional spending related primarily to the U.S. promotion of ATELVIA and LO LOESTRIN FE. Selling and distribution expenses decreased $45 million, or 10%, in the nine months ended September 30, 2011 as compared to the prior year period, primarily due to the decrease in Sanofi co-promotion expense of $59 million as a result of lower ACTONEL revenues in Western Europe and the April 2010 amendment to the Collaboration Agreement. The decrease was offset, in part, by increases in promotional spending related primarily to the U.S. promotion of ATELVIA and LO LOESTRIN FE. G&A expenses decreased $35 million, or 39%, and $123 million, or 37%, in the quarter and nine months ended September 30, 2011, respectively. The decrease in G&A expenses in the quarter ended September 30, 2011 as compared to the prior year quarter was primarily due to the following charges which were included in G&A expenses in the quarter ended September 30, 2010: (i) $2 million of consulting and other professional fees relating primarily to the PGP Acquisition, (ii) $14 million of consulting and other professional fees related to the buildout of our global infrastructure and (iii) $7 million of expenses payable to P&G under the transition services agreement entered into in connection with the PGP Acquisition. Also contributing to the decrease were gains resulting from favorable movements in foreign currency rates of $7 million in the quarter ended September 30, 2011 as compared to gains of $3 million in the prior year quarter. The decrease in G&A expenses in the nine months ended September 30, 2011 as compared to the prior year period was primarily due to the following charges which were included in G&A expenses in the nine months ended September 30, 2010: (i) $22 million of consulting and other professional fees relating primarily to the PGP Acquisition, (ii) $23 million of consulting and other professional fees related to the buildout of our global infrastructure, (iii) $46 million of expenses payable to P&G under the transition services agreement entered into in connection with the PGP Acquisition, (iv) $16 million of severance costs and (v) $12 million of other integration expenses.

R&D

Our R&D expenses were comprised of the following for the quarters and nine months ended September 30, 2011 and 2010:

(dollars in millions)	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	$ Change	Percent Change
Unallocated overhead expenses	$13	$13	$—	—%
Expenses allocated to specific projects	11	13	(2)	(17)%
Payments to third parties	—	6	(6)	(100)%
Regulatory fees	1	1	—	—%

Total	$25	$33	$(8)	(24)%

(dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	Percent Change
Unallocated overhead expenses	$47	$46	$1	6%
Expenses allocated to specific projects	32	42	(10)	(25)%
Payments to third parties	—	26	(26)	(100)%
Regulatory fees	3	2	1	21%

Total	$82	$116	$(34)	(29)%

Our investment in R&D decreased $8 million, or 24%, and $34 million, or 29%, in the quarter and nine months ended September 30, 2011, respectively, as compared to the prior year periods. The decrease in the quarter ended September 30, 2011 relative to the prior year was primarily due to payments made in the quarter ended September 30, 2010 including a $5 million up-front payment to TaiGen Biotechnology Co. Ltd in connection with the amendment of a license agreement with respect to a nemonoxacin product under development, as well as a $1 million milestone payment to Paratek Pharmaceuticals, Inc., paid upon the achievement of a developmental milestone under our agreement to develop a novel tetracycline for the treatment of acne and rosacea, both of which were included in R&D expenses in the quarter ended September 30, 2010. The decrease in the nine months ended September 30, 2011 was primarily due to the payments during the third quarter of 2010 discussed above, as well as a $20 million up-front payment to Dong-A PharmaTech Co. Ltd. (“Dong-A”) in connection with the amendment of our agreement to add the right to develop, and if approved, market, in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia which was made during the second quarter of 2010 and was included in R&D expenses in the nine months ended September 30, 2010. Our R&D expenses consist of our internal development costs, fees paid to contract development groups and license fees paid to third parties. R&D expenditures are subject to fluctuation due to the stage and timing of our R&D projects. Project related costs in the quarter ended September 30, 2011 primarily related to project spend within our women’s healthcare, dermatology and urology therapeutic categories. Project related costs in the quarter ended September 30, 2010 primarily related to project spend within our urology, women’s healthcare and dermatology therapeutic categories. Project related costs in the nine months ended September 30, 2011 and 2010, primarily related to project spend within our urology, dermatology and women’s healthcare therapeutic categories, respectively.

Amortization of Intangible Assets

Amortization of intangible assets in the quarters ended September 30, 2011 and 2010 was $148 million and $163 million, respectively. Amortization of intangible assets in the nine months ended September 30, 2011 and 2010 was $443 million and $481 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or an at-risk launch of a competing generic product, we may record an impairment charge and write-down the value of the related intangible asset. We expect our 2011 amortization expense to decline compared to 2010 as most of our intangible assets are amortized on an accelerated basis. This decline in 2011 is expected to be offset, in part, by amortization expense associated with certain of our new products, such as ATELVIA, and as a result of the ENABLEX Acquisition.

Net interest expense

Our net interest expense was comprised of the following for the quarters and nine months ended September 30, 2011 and 2010:

(dollars in millions)	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$53	$53	$—	—%
Amortization of deferred loan costs	6	8	(2)	(24)%
Write-offs of deferred loan costs resulting from debt prepayments, including refinancing premium	4	—	4	100%

Total	$63	$61	$2	3%

(dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$178	$133	$45	33%
Amortization of deferred loan costs	20	23	(3)	(10)%
Write-offs of deferred loan costs resulting from debt prepayments, including refinancing premium	85	20	65	330%

Total	$283	$176	$107	61%

Net interest expense for the quarter ended September 30, 2011 was $63 million, an increase of $2 million, or 3%, as compared to the prior year quarter. Net interest expense for the nine months ended September 30, 2011 was $283 million, an increase of $107 million, or 61%, as compared to the prior year period. Our average outstanding indebtedness in the quarter and nine months ended September 30, 2011 as compared to the prior year periods, increased due in large part to the timing of the incurrence of indebtedness during 2010 in connection with the Special Dividend and the ENABLEX Acquisition. This increase in our average outstanding indebtedness in the quarter ended September 30, 2011 relative to the prior year quarter was offset by lower interest rates under our New Senior Secured Credit Facilities. The increase in net interest expense in the nine months ended September 30, 2011 was due, in large part, to a significant increase in our average outstanding indebtedness relative to the same period in 2010, offset in part, by lower interest rates in the nine months ended September 30, 2011.

Included in net interest expense in the nine months ended September 30, 2011 was $85 million relating to the write-off of deferred loan costs associated with optional prepayments of $750 million of debt and the repayment of the outstanding balance in connection with the refinancing of our Prior Senior Secured Credit Facilities in March 2011. Included in net interest expense for the nine months ended September 30, 2010 was $20 million relating to the write-off of deferred loan costs associated with the purchase and redemption of the remaining portion of our 8.75% senior subordinated notes due 2015 (“8.75% Notes”) and with the optional prepayment of $400 million of indebtedness under our Prior Senior Secured Credit Facilities.

Provision for Income Taxes

We operate in many tax jurisdictions including: the Republic of Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. Our effective tax rate for the quarter and nine months ended September 30, 2011 was 57% and 53%, respectively. Our effective tax rate for the quarter and nine months ended September 30, 2010 was 49% and 37%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes. For the nine months ended September 30, 2011 the discrete items included valuation allowances related to the announced restructuring of certain of our Western European operations. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740 “Accounting for Income Taxes” (“ASC 740”).

Net Income

Due to the factors described above, we reported net income of $33 million and $58 million in the quarters ended September 30, 2011 and 2010, respectively, and $81 million and $156 million in the nine months ended September 30, 2011 and 2010, respectively.

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

In the quarters and nine months ended September 30, 2011 and 2010, revenues in North America were $810 million and $3,134 million, respectively, and $1,115 million and $3,062 million, respectively. Revenues in ROW in the quarters and nine months ended September 30, 2011 and 2010 were $89 million and $496 million, respectively, and $299 million and $682 million, respectively. Our revenues by segment fluctuate from period to period primarily due to the timing of our inter-segment revenues.

Segment operating profit in North America was $52 million and $270 million in the quarters ended September 30, 2011 and 2010, respectively, and $698 million and $674 million in the nine months ended September 30, 2011 and 2010, respectively. ROW segment operating profit was $3 million and $42 million in the quarters ended September 30, 2011 and 2010, respectively, and $20 million and $81 million in the nine months ended September 30, 2011 and 2010, respectively. Our segment operating profit fluctuates based on many factors, including the timing and amount of our inter-segment revenues and our mix of profit by jurisdiction.

Financial Condition, Liquidity and Capital Resources

Cash

At September 30, 2011, our cash on hand was $316 million, as compared to $402 million at December 31, 2010. As of September 30, 2011 our total outstanding debt was $3,891 million and consisted of $2,632 million of term loan borrowings under our New Senior Secured Credit Facilities (as defined below), $1,250 million aggregate principal amount of 7.75% Notes, and $9 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

(dollars in millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net cash provided by operating activities	$783	$615
Net cash (used in) investing activities	(36)	(77)
Net cash (used in) / provided by financing activities	(833)	1
Effect of exchange rates on cash and cash equivalents	—	(7)

Net (decrease) / increase in cash and cash equivalents	$(86)	$532

Our net cash provided by operating activities for the nine months ended September 30, 2011 increased $168 million compared with the prior year period. We reported net income of $81 million in the nine months ended September 30, 2011 as compared to $156 million for the prior year period. Included in net income in the nine months ended September 30, 2011 was $23 million of non-cash charges relating to the Manati repurposing, non-cash interest charges of $105 million of deferred loan costs and restructuring costs of $57 million that were not settled in cash during the period. Included in net income for the nine months ended September 30, 2010 was a non-cash charge of $106 million relating to the write-off of the fair value step-up of inventories acquired in the PGP Acquisition as such inventories were sold. Also impacting our cash flows from operations in the nine months ended September 30, 2010 were (i) a decrease of $67 million in the ACTONEL co-promotion liability resulting from the timing of payments related to the April 2010 amendment to the Collaboration Agreement, (ii) the decrease in other current liabilities resulting from the recognition of a deferred gain relating to the LEO Transaction of $35 million along with the reversal of a contingent liability of $18 million relating to the termination of a contract and (iii) $42 million of deferred loan costs. Our liability for unrecognized tax benefits (including interest) under ASC 740 which is expected to settle within the next twelve months is $1 million. Our liability for unrecognized tax benefits (including interest) which is expected to settle after twelve months is $73 million.

Our net cash used in investing activities during the nine months ended September 30, 2011 of $36 million related to capital expenditures. Our net cash used in investing activities in the nine months ended September 30, 2010 totaled $77 million and consisted of $3 million of contingent purchase consideration paid to Pfizer Inc. in connection with the 2003 acquisition of FEMHRT and $74 million relating to capital expenditures, including the purchase of a corporate aircraft.

Our net cash used in financing activities in the nine months ended September 30, 2011 was $833 million, principally consisting of prepayments and repayments in an aggregate amount of $3,419 million of term debt under our Prior Senior Secured Credit Facilities, prepayments and repayments of $368 million of term debt under our New Senior Secured Credit Facilities and the payment of loan costs of $51 million, offset in part by $3,000 million of borrowings under our New Senior Secured Credit Facilities. Our net cash provided by financing activities in the nine months ended September 30, 2010 was $1 million and principally consisted of $1,500 million of borrowings under the Prior Senior Secured Credit Facilities, $1,260 million in proceeds from the 7.75% Notes, offset by cash paid of $2,105 million related to the Special Dividend, the payment of loan costs associated with the 2010 borrowings of $84 million, repayments of $488 million of principal indebtedness under the Prior Secured Credit Facilities, and the repurchase and redemption of the remaining $89 million aggregate principal amounts of the 8.75% Notes.

New Senior Secured Credit Facilities

On March 17, 2011, the Borrowers entered into the Credit Agreement with the Lenders and Bank of America, N.A. as administrative agent in order to refinance our Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided the New Senior Secured Credit Facilities in an aggregate amount of $3,250 million comprised of (i) $3,000 million in aggregate term loan facilities and (ii) a $250 million revolving credit facility available to all Borrowers. The term loan facilities are comprised of (i) a $1,250 million Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 million Term B Loan Facility consisting of an $800 million Term B-1 Loan, a $400 million Term B-2 Loan and a $550 million Term B-3 Loan (together, the “Term B Loans”). The proceeds of these new term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

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

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the New Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. We made optional prepayments of $150 million and $300 million in the quarter and nine months ended September 30, 2011, respectively, of term loans under our New Senior Secured Credit Facilities. As September 30, 2011, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the revolving credit facility as of September 30, 2011.

The fair value as of September 30, 2011 for our debt outstanding under our New Senior Secured Credit Facilities was approximately $2,569 million ($2,632 million book value).

Prior Senior Secured Credit Facilities

        On October 30, 2009 in connection with the PGP Acquisition, Holdings III and its subsidiaries, Luxco Borrower, WCC and WCCL, entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto, pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200 million (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,600 million of term loans, a $250 million revolving credit facility and a $350 million delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350 million, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of our then-outstanding 8.75% Notes. On August 20, 2010, Holdings III and the Borrowers entered into a second amendment pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $1,500 million which, together with the proceeds from the issuance of $750 million aggregate principal amount of the 7.75% Notes (defined below), were used to fund the Special Dividend and to pay related fees and expenses. In the first quarter of 2011, we made optional prepayments of $450 million of our term loan indebtedness under the Prior Senior Secured Credit Facilities.

7.75% Notes

On August 20, 2010, we and certain of our subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by us and our subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes is payable on March 15 and September 15 of each year, with the first payment made on March 15, 2011.

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

As of September 30, 2011, the fair value of our outstanding 7.75% Notes, based on available market quotes, was $1,209 million ($1,250 million book value).

Components of Indebtedness

As of September 30, 2011, our outstanding debt included the following:

(dollars in millions)	Current Portion as of September 30, 2011	Long-Term Portion as of September 30, 2011	Total Outstanding as of September 30, 2011
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	160	2,472	2,632
7.75% Notes (including $9 unamortized premium)	1	1,258	1,259

Total	$161	$3,730	$3,891

As of September 30, 2011, mandatory principal repayments of long-term debt in the remainder of 2011 and each of the five years ending December 31, 2012 through 2016 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2011	$28
2012	184
2013	207
2014	207
2015	279
2016	78
Thereafter	2,899

Total long-term debt to be settled in cash	$3,882
7.75% Notes unamortized premium	9

Total long-term debt	$3,891

Our ability to make scheduled payments of principal, or to pay the interest or additional interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flows from the operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under our New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required for the restructuring of our Western European operations and the timing of payments for product rebates and other sales-related deductions. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, return capital to our shareholders, or pursue compelling strategic alternatives. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we in the future engage in strategic business transactions such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at September 30, 2011.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,632 million as of September 30, 2011, a 1.0% increase in interest rates above our LIBOR floors, would impact net interest expense by approximately $7 million per quarter.

Foreign Currency Risk

A portion of our earnings and net assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). In addition we have intercompany financing arrangements between our entities and cash on hand, certain of which may be denominated in a currency other than the entities’ functional currency. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and impact our results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate fluctuations.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of September 30, 2011, the Company had no derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters and nine months ended September 30, 2011 and 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See “Note 14” to our Notes to the condensed consolidated financial statements for the quarter ended September 30, 2011 included in this quarterly report on Form 10-Q for a description of our significant legal proceedings.

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

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) Notes to the Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: November 4, 2011	By:	/s/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: November 4, 2011	By:	/s/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer