Form 10-K
period 2011-12-31
Warner Chilcott plc
filed 2012-02-24
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of ordinary shares held by non-affiliates as of June 30, 2011 was approximately $4,137.7 million, using the closing price per share of $24.13, as reported on The NASDAQ Global Market as of such date. Ordinary shares held by our executive officers and directors and certain shareholders as of June 30, 2011 have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 30, 2012, the number of the registrant’s ordinary shares, par value $0.01 per share, outstanding was 249,337,918.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s Annual Meeting of Shareholders to be held on May 8, 2012.

WARNER CHILCOTT PLC

i

PART I.

Item 1. Business.

Business Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments of the branded pharmaceuticals market, primarily in North America. We are a fully integrated company with internal resources dedicated to the development, manufacture and promotion of our products. Our franchises are comprised of complementary portfolios of established branded and development-stage products that we actively manage throughout their life cycles. Multiple products make up our existing sales base and several of these provide opportunities for future growth.

Our women’s healthcare franchise is anchored by our strong presence in the hormonal contraceptive, osteoporosis and hormone therapy (“HT”) markets. Our hormonal contraceptive product offerings include: LOESTRIN 24 FE (norethindrone acetate and ethinyl estradiol tablets, USP and ferrous fumarate tablets), the leading branded product in the U.S. hormonal contraception market according to IMS Health, Inc. (“IMS”), and LO LOESTRIN FE (norethindrone acetate and ethinyl estradiol tablets, ethinyl estradiol tablets and ferrous fumarate tablets), our new oral contraceptive product launched in January 2011 that offers women the lowest dosage of estrogen of any oral contraceptive currently available in the U.S. market. In January 2011, we also commenced our promotional efforts for ATELVIA (risedronate sodium delayed-release tablets), our new product for the treatment of postmenopausal osteoporosis in the United States. ATELVIA is the first, and currently the only, oral bisphosphonate that can be taken immediately after breakfast, thereby eliminating the waiting time to eat or drink. In addition, ACTONEL (risedronate sodium tablets), which we acquired from The Procter & Gamble Company (“P&G”) in October of 2009 in connection with our acquisition (the “PGP Acquisition”) of P&G’s global branded pharmaceuticals business (“PGP”), remains the leading branded product in the U.S. oral bisphosphonate market for the prevention and treatment of osteoporosis in women, based on IMS data. We also have a significant presence in the HT market, where we offer ESTRACE Cream (estradiol vaginal cream, USP, 0.01%) and other HT products.

Our gastroenterology franchise is built upon our ASACOL (mesalamine) product line, which we acquired in the PGP Acquisition. ASACOL is the leading treatment for ulcerative colitis in the U.S. market for orally administered 5-aminosalicylic acid products, with approximately 50% of the market based on filled prescriptions according to IMS. In dermatology, our product DORYX (doxycycline hyclate delayed-release tablets, USP) is one of the leading branded tetracycline-class oral antibiotics in the United States indicated for adjunctive treatment of severe acne. Our urology franchise is currently centered on ENABLEX (darifenacin extended-release tablets), a product for the treatment of overactive bladder which we acquired from Novartis Pharmaceuticals Corporation (“Novartis”) in late 2010, and we also have development work ongoing for potential new products to augment this franchise.

In addition to expanding our product offerings in a key franchise through the promotional launches of LO LOESTRIN FE and ATELVIA, we also announced a number of other initiatives in 2011 that we believe will position us to continue to deliver value to our shareholders. These initiatives included the successful completion in March 2011 of the refinancing of our senior secured indebtedness, which reduced our interest expense and extended the maturity profile of such indebtedness, and the announcement in April 2011 of our Western European restructuring plan following the loss of exclusivity for ACTONEL in Western Europe, which reduced our operating costs in these markets going forward. In addition, in November 2011, we announced that our Board of Directors had authorized the redemption of up to an aggregate of $250 million of our ordinary shares (the “Redemption Program”).

For financial information regarding each of our segments, see “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report. Unless otherwise stated, all market information is based on total filled prescriptions as reflected in IMS data for the week ended February 10, 2012.

Strategy

Our primary strategy is to continue to develop our specialty pharmaceutical products business by focusing on therapeutic areas dominated by specialist and other high-prescribing physicians. We remain committed to driving long-term revenue and profit growth by continuing to improve upon our portfolio of products and marketing those products through our precision marketing techniques. Furthermore, we intend to supplement this growth and broaden our market position in our existing franchises through ongoing product development and selected acquisition, partnership and product in-licensing opportunities.

Focus on selected therapeutic markets. We primarily concentrate our efforts on branded products that are prescribed by specialty and other high-prescribing physicians, as well as developing products that complement those products and therapeutic segments. We are currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments in the markets we serve.

Drive long-term growth. We believe we are well positioned in our target markets, where we seek to increase our market share by identifying the high-prescribing physicians in our therapeutic categories and then targeting the activities of our sales representatives to reach those specific physicians. We believe this strategy results in an efficient and effective return on our marketing efforts.

Execute focused, efficient R&D effort. We have a number of new products in our research and development (“R&D”) pipeline, including products based upon new chemical entities and improved versions of our existing products. Our product development efforts are focused primarily on developing new products that target therapeutic areas with established regulatory guidance and making improvements to our existing products, including developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, our approach to R&D has historically involved less development and regulatory risk and shorter timelines from concept to market. Substantial time and attention is devoted to making improvements to our existing products and developing new and enhanced dosage forms. Our R&D efforts benefit from an experienced team of scientists, clinicians and regulatory professionals with proven product development expertise. Since March 2003, our internal development efforts have yielded a number of approvals from the U.S. Food and Drug Administration (“FDA”), including, in 2010, those for ATELVIA, LO LOESTRIN FE and an oral contraceptive which we licensed to Watson Pharmaceuticals, Inc. (together with its subsidiaries, “Watson”).

Selectively acquire products that enhance our existing product portfolio. To supplement our organic growth, we continually evaluate opportunities to expand our pharmaceutical product portfolio through selected acquisition, partnership and product in-licensing opportunities. Past examples include transactions with P&G, Novartis, LEO Pharma A/S (“LEO”), Paratek Pharmaceuticals, Inc. (“Paratek”), Dong-A PharmTech Co. Ltd. (“Dong-A”) and Apricus Biosciences, Inc. (formerly NexMed, Inc.) (“Apricus”). We focus on acquisitions and partnerships in therapeutic categories that we believe will complement our strategic focus. For example, the PGP Acquisition broadened our product breadth in women’s healthcare and expanded our reach into gastroenterology and urology. Gastroenterology and urology are specialty segments that we believe are well suited to our marketing strategies as they are characterized by a relatively small concentrated base of physicians. We have acquired a number of products through license, co-promotion arrangements or purchase, including the following:

•	ASACOL

•	ACTONEL

•	ENABLEX

•	ESTRACE Cream

•	FEMHRT

•	LOESTRIN

Our Principal Products

We market and sell the following principal products:

Our Principal Products

	Product (Active Ingredient)	Indication	U.S. Patent Expiry(1)	Year Ended December 31, 2011 Revenue ($mm)
Women’s Healthcare	Osteoporosis
	ACTONEL (Risedronate sodium)	Prevention and treatment of postmenopausal osteoporosis	June 2014(2) and November 2023(3)	$771

	ATELVIA (Risedronate sodium)	Treatment of postmenopausal osteoporosis	June 2014(2) and January 2028(4)	$33

	Hormonal Contraceptives
	LOESTRIN 24 FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	July 2014(5)	$396

	LO LOESTRIN FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	July 2014(5) and February 2029(6)	$63

	Hormone Therapy
	ESTRACE Cream (17-beta estradiol)	Vaginal cream for treatment of vaginal and vulvar atrophy	Patent expired March 2001	$157

Gastroenterology	Ulcerative Colitis
	ASACOL 400 mg (Mesalamine)	Treatment of mild to moderate ulcerative colitis and maintenance of remission	July 2013(7)	$743(8)

	ASACOL HD (800 mg) (Mesalamine)	Treatment of moderately active ulcerative colitis	July 2013(7) and November 2021(9)

Dermatology	Acne
	DORYX 150 mg (Doxycycline hyclate)	Oral adjunctive therapy for severe acne	December 2022(10)	$173(11)

Urology	Overactive bladder
	ENABLEX (Darifenacin)	Treatment of overactive bladder	March 2015 and August 2016(12)	$171

(1)	See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected,” Item 1. “Business—Competition” and “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. In addition, our products have lost or may lose exclusivity in other countries at earlier dates. For example, ASACOL has no exclusivity in the United Kingdom, and ACTONEL lost exclusivity in Canada in early 2010 and in Western European markets in late 2010.

(2)	New chemical entity (“NCE”) patent (including a 6-month pediatric extension of regulatory exclusivity) covering all ACTONEL and ATELVIA products. In July 2004, PGP received a Paragraph IV certification notice letter from a subsidiary of Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries, “Teva”) regarding this NCE patent and indicating that Teva had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004. In that case, Teva admitted patent infringement but alleged that the NCE patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the NCE patent as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(3)	Two method patents with respect to the once-a-month ACTONEL product (the “‘938 ACTONEL Method Patent” and the “‘634 ACTONEL Method Patent,” and together, the “ACTONEL Method Patents”) (including, in each case, a 6-month pediatric extension of regulatory exclusivity). These patents do not protect the once-a-week ACTONEL product or ATELVIA. In 2008 and 2009, PGP and Hoffman-La Roche Inc. (“Roche”), which licensed the ACTONEL Method Patents to PGP, received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together, “Apotex”) regarding the ‘938 ACTONEL Method Patent (not the NCE patent) covering the once-a-month ACTONEL product and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product. In February 2010, we and Roche received a Paragraph IV certification notice letter from Mylan Pharmaceuticals Inc. (“Mylan”) regarding the ‘938 ACTONEL Method Patent indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the once-a-month ACTONEL product. PGP and Roche filed a patent infringement suit against Teva in September 2008, against Sun in January 2009 and against Apotex in March 2009. We and Roche filed a patent infringement suit against Mylan in April 2010. The lawsuits resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of our or PGP’s receipt of notice, as applicable, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s and Apotex’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to its generic version of the once-a-month ACTONEL product. However, the underlying ACTONEL NCE patent, which covers all of our ACTONEL products, does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, we do not believe that any of the defendants will be permitted to market their proposed generic versions of the once-a-month ACTONEL product prior to June 2014. In October, November and December 2010 and February 2011, we and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of the once-a-month ACTONEL product to include the ‘634 ACTONEL Method Patent. We and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 charging each with infringement of the ‘634 ACTONEL Method Patent. We believe that no additional 30-month stay is available in these matters because the ‘634 ACTONEL Method Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to the ACTONEL once-a-month product. However, as noted above, the underlying NCE patent does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). The suits against Teva, Apotex, Sun and Mylan for infringement of the ‘938 ACTONEL Method Patent were consolidated, and trial for those suits has been scheduled for July 2012. The subsequent suits against Teva, Apotex, Sun and Mylan for infringement of the related ‘634 ACTONEL Method Patent have been consolidated with the suits relating to the ‘938 ACTONEL Method Patent for all pretrial purposes. While we and Roche intend to vigorously defend the ACTONEL Method Patents and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ACTONEL once-a-month product will not be approved and enter the market prior to the expiration of the ACTONEL Method Patents in 2023. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(4)	Two formulation and method patents with respect to ATELVIA (the “ATELVIA Patents”). In August and October 2011, we received Paragraph IV certification notice letters from Watson and Teva regarding the ATELVIA Patents (not the NCE patent) indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets. We filed patent infringement suits against Watson in October 2011 and against Teva in November 2011 charging each with infringement of the ATELVIA Patents. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of our receipt of such defendant’s notice letter, subject to prior resolution of the matter before the court. In addition, neither Watson nor Teva certified against the NCE patent, which covers all of our ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, we do not believe that either of the defendants will be permitted to market their proposed generic versions of ATELVIA 35 mg tablets prior to June 2014. While we intend to vigorously defend the ATELVIA Patents and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ATELVIA 35 mg product will not be approved and enter the market prior to the expiration of the ATELVIA Patents in 2028. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(5)

Method patent with respect to our LOESTRIN products (the “LOESTRIN Patent”). In April 2011, we received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care Ltd. (“Famy Care”), regarding the LOESTRIN Patent indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our LOESTRIN 24 FE product. In June 2011, we filed a patent infringement suit against Famy Care and Mylan charging each with infringement of the LOESTRIN Patent. The lawsuit results in a stay of FDA approval of Famy Care’s ANDA for 30 months from the date of our receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. In January 2009, we entered into a settlement and license agreement with Watson to resolve patent litigation related to LOESTRIN 24 FE. Under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earliest of (i) January 22, 2014, (ii) 180 days prior to the date on which we granted rights to a third party to market a generic version of LOESTRIN 24 FE in the U.S. or (iii) the date on which another generic version of LOESTRIN 24 FE enters the U.S. market without authorization from us. While we intend to vigorously defend the LOESTRIN Patent and pursue our legal rights, we can offer no assurance as to when the Famy Care lawsuit will be decided, whether the Famy Care lawsuit will be successful or that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the LOESTRIN Patent in 2014. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	Method patent with respect to LO LOESTRIN FE (the “LO LOESTRIN Patent”). This patent does not protect the LOESTRIN 24 FE product. In July 2011, we received a Paragraph IV certification notice letter from Lupin Ltd. (together with its subsidiaries, “Lupin”) regarding the LOESTRIN Patent and LO LOESTRIN Patent indicating that Lupin had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of LO LOESTRIN FE. In September 2011, we filed a patent infringement suit against Lupin charging Lupin with infringement of the patents. The lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of our receipt of the Lupin notice letter, subject to the prior resolution of the matter before the court. While we intend to vigorously defend the LOESTRIN Patent and LO LOESTRIN Patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of the LO LOESTRIN FE product will not be approved and enter the market prior to the expiration of the LOESTRIN Patent in 2014 or the LO LOESTRIN Patent in 2029. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(7)	Formulation and method patent with respect to our ASACOL products (the “ASACOL Patent”). In June 2010, we and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Par Pharmaceutical, Inc. (“Par”) regarding the ASACOL Patent indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. We and Medeva filed a patent infringement suit against Par and EMET Pharmaceuticals LLC (“EMET”), the original filer of the ANDA, in August 2010, which resulted in a stay of FDA approval of Par’s ANDA for up to 30 months from the date of our receipt of the Par notice letter (December 2012), subject to the prior resolution of the matter before the court. While we and Medeva intend to vigorously defend the ASACOL Patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of the ASACOL 400 mg product will not be approved and enter the market prior to the expiration of the ASACOL Patent in 2013. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(8)	Represents total ASACOL revenues (400 mg and HD (800 mg)). The substantial majority of our ASACOL revenue during the year ended December 31, 2011 was ASACOL 400 mg.

(9)	Formulation and method patent with respect to ASACOL HD (800 mg) (the “ASACOL HD Patent”). This patent does not protect the ASACOL 400 mg product. In September 2011, we received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (together with its affiliates, “Zydus”) regarding the ASACOL HD Patent indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ASACOL HD. Zydus also indicated that it had submitted a Paragraph III certification with respect to the ASACOL Patent, consenting to the delay of FDA approval of its ANDA product until the ASACOL Patent expires. In November 2011, we filed a patent infringement suit against Zydus charging Zydus with infringement of the ASACOL HD Patent. The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of our receipt of the Zydus notice letter, subject to prior resolution of the matter before the court. While we intend to vigorously defend the ASACOL HD Patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of the ASACOL HD product will not be approved and enter the market prior to the expiration of the ASACOL HD Patent in 2021. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(10)

Formulation and method patent with respect to our DORYX 150 mg product (the “DORYX Patent”). In December 2010 and January 2012, we entered into settlement agreements with Heritage Pharmaceuticals Inc. (“Heritage”) and Sandoz Inc. (“Sandoz”) pursuant to which Heritage and Sandoz are permitted to market and sell a generic equivalent version of our DORYX 150 mg product on or after December 15, 2016, subject to certain exceptions and conditions. In addition, in March 2009, we and Mayne Pharma International Pty. Ltd. (“Mayne”), who licenses the DORYX Patent to us, received Paragraph IV certification notice letters from Impax Laboratories, Inc. (“Impax”) and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 150 mg delayed-release tablets. In March and May 2009, we and Mayne filed infringement lawsuits against each of Impax and Mylan. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to the DORYX 150 mg product expired in September 2011, and Mylan received final approval from the FDA for its generic version of the DORYX 150 mg product on February 8, 2012. We believe that Impax has not yet received tentative approval of its ANDA from the FDA with respect to the DORYX 150 mg product.

Our lawsuits against Impax and Mylan relating to our DORYX 150 mg product were consolidated. A trial was held in early February 2012, and the court has indicated that it expects to issue its decision by the end of February or early March 2012. The court has issued a temporary restraining order prohibiting Mylan from launching a generic version of our DORYX 150 mg product until the court renders its decision. If Mylan is successful in the trial, or if Impax receives final approval of its ANDA with respect to the DORYX 150 mg product from the FDA and is successful at trial or is not otherwise prohibited by the court, such party could enter the market with a generic equivalent of our DORYX 150 mg product as early as the first quarter of 2012. While we and Mayne intend to vigorously defend the DORYX Patent and pursue our legal rights, including our right to any monetary damages, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of our DORYX 150 mg product will not enter the market prior to the expiration of the DORYX Patent in 2022. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(11)	Includes a de minimis amount of DORYX 75 mg and DORYX 100 mg revenues for the year ended December 31, 2011.

(12)	NCE patent protecting ENABLEX and expiring in March 2015 and formulation and method patent protecting ENABLEX and expiring in August 2016. Under the settlement agreements to resolve outstanding patent litigation, each of Teva, Anchen Pharmaceuticals, Inc. (“Anchen”) and Watson agreed not to launch a generic version of ENABLEX until the earlier of March 15, 2016 (or June 15, 2016, if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic ENABLEX product or (ii) in the event a third party launches a generic ENABLEX product “at risk” and injunctive relief is not sought or granted.

Revenues by Product Class/Percentage of Total Revenue

The following product classes accounted for a significant percentage of consolidated total revenue:

(dollars in millions)	Year Ended December 31, 2011		Year Ended December 31, 2010			Year Ended December 31, 2009(3)
Osteoporosis	$804	29%	$1,032		35%	$222		15%
Gastroenterology	743	27%	715		24%	115		8%
Hormonal Contraceptives	479	18%	406		14%	321		22%
Hormone Therapy	202	7%	213		7%	203		14%
Dermatology	173	6%	322	(1)	11%	480	(1)	33%
Urology	171	6%	107	(2)	4%	15	(2)	1%

(1)	Includes revenues we recorded from net sales of DOVONEX and TACLONEX following the closing of the LEO Transaction (as defined below) in September 2009 under our distribution agreement with LEO. On June 30, 2010, LEO assumed responsibility for its own distribution services.

(2)	Until October 18, 2010, ENABLEX revenue was recorded based on the contractual percentage we received of Novartis’ net sales pursuant to our co-promotion agreement with Novartis. On October 18, 2010, we acquired the U.S. rights to ENABLEX from Novartis and terminated the co-promotion agreement. As a result, we began to record all of our sales of ENABLEX in product net sales on a gross basis.

(3)	Includes revenues from PGP products from October 30, 2009 through December 31, 2009.

For a discussion of product revenues and other results of our operations, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of our revenues and property, plant and equipment by country of origin, see “Note 18” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

History and Development of the Company

Our company was formed principally through a series of acquisitions and divestitures. We began commercial operations on January 5, 2005 when we acquired Warner Chilcott PLC (our “Predecessor”). Our Predecessor was incorporated in 1968 as a sales and marketing organization focused on branded pharmaceutical products in Northern Ireland. Our Predecessor expanded into the U.S. pharmaceuticals market through the acquisition in September 2000 of a U.S. pharmaceutical business that marketed a portfolio of products including OVCON and ESTRACE Cream acquired from Bristol-Myers Squibb Company. Between 2001 and 2004, our Predecessor disposed of its pharmaceutical services businesses and its U.K. pharmaceutical products businesses and focused its strategy on strengthening its pharmaceutical products business in the United States, specifically in the areas of women’s healthcare and dermatology, through transactions such as its acquisition of the U.S. sales and marketing rights for SARAFEM from Eli Lilly and Company (“Lilly”) in 2003 and its acquisition of LOESTRIN, ESTROSTEP FE and FEMHRT from Pfizer Inc. (“Pfizer”) in 2003.

In November 2004, affiliates of Bain Capital Partners, DLJ Merchant Banking (the “DLJMB Funds”), J.P. Morgan Partners (currently advised by CCMP Capital) and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”) reached an agreement to acquire our Predecessor. The acquisition became effective on January 5, 2005, and thereafter, following a series of transactions, we acquired 100% of the share capital of the Predecessor. We refer to this transaction as our “leveraged buyout.” To complete our leveraged buyout, the Sponsors, certain of their limited partners and certain members of our management indirectly funded equity contributions to us and certain of our subsidiaries, the proceeds of which were used to purchase 100% of the Predecessor’s share capital. On January 18, 2005, certain of our subsidiaries borrowed an aggregate of $2,020 million, consisting of an initial drawdown of $1,420 million under our then existing $1,790 million senior secured credit facilities and the issuance of $600 million aggregate principal amount of 8.75% senior subordinated notes due 2015 (the “8.75% Notes”) by one of our U.S. subsidiaries, Warner Chilcott Corporation (“WCC”). The proceeds from the acquisition financings, together with cash on hand at our Predecessor, were used to pay the selling shareholders $3,014 million, to retire all of our Predecessor’s outstanding share options for $70 million, to retire all of our Predecessor’s previously outstanding funded indebtedness totaling $195 million and to pay related fees and expenses.

In September 2006, our parent company, at that time Warner Chilcott Limited, sold 70,600,000 of its Class A common shares (“Class A common shares”) in an initial public offering (the “IPO”) at a price to the public of $15.00 per share for an aggregate offering price of $1,059 million (before direct issuance fees). Immediately following the IPO, the Sponsors owned approximately 61% of the outstanding Class A common shares.

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

On September 23, 2009, we entered into a definitive asset purchase agreement with LEO pursuant to which LEO paid us $1,000 million in cash in order to terminate our exclusive product licensing rights in the United States to distribute LEO’s TACLONEX, TACLONEX SCALP and DOVONEX products (including rights to all dermatology products in LEO’s development pipeline), which we acquired in 2005 and 2006 (the “LEO Transaction”). LEO also acquired certain assets related to our distribution of the products in the United States in the LEO Transaction. We used approximately $482 million of the proceeds from the LEO Transaction to repay the entire remaining principal balance of the loans outstanding under our then existing senior secured credit facilities.

On October 30, 2009, we acquired PGP with proceeds from our prior senior secured credit facilities (the “Prior Senior Secured Credit Facilities”) and cash on hand for approximately $2,919 million in cash and the assumption of certain liabilities. Under the terms of the purchase agreement, we acquired PGP’s portfolio of branded pharmaceutical products (including its two primary products ASACOL and ACTONEL), PGP’s prescription drug pipeline and its manufacturing facilities in Puerto Rico and Germany. In order to finance the majority of the consideration for the PGP Acquisition, certain of our subsidiaries entered into the Prior Senior Secured Credit Facilities, comprised of $2,950 million in aggregate term loan facilities and a $250 million revolving credit facility. The term loan facilities were initially comprised of $2,600 million of term loans and a delayed-draw term loan facility in the amount of $350 million. On the closing date, our subsidiaries borrowed a total of $2,600 million under the term loan facilities.

On November 23, 2009, certain of our shareholders sold 23,000,000 ordinary shares in a registered public offering pursuant to an effective shelf registration statement (the “2009 Secondary Offering”) at a price to the public of $22.25 per share for an aggregate offering price of $512 million. The selling shareholders included the Sponsors, certain other institutional shareholders and members of our senior management team. We did not receive any proceeds from the sale of the shares but did pay the expenses of the 2009 Secondary Offering. Following the 2009 Secondary Offering, the Sponsors collectively owned approximately 54% of our ordinary shares.

On December 16, 2009, certain of our subsidiaries entered into an amendment to the Prior Senior Secured Credit Facilities, pursuant to which a new tranche of term loans was borrowed by WCC, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase and redemption of all of our then-outstanding 8.75% Notes.

On September 8, 2010, we paid a special cash dividend of $8.50 per share (the “Special Dividend”), or $2,144 million in the aggregate, to shareholders of record on August 30, 2010. In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500 million aggregate principal amount of new term loan indebtedness in connection with an amendment to our Prior Senior Secured Credit Facilities and issued $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”).

On October 18, 2010, we acquired the U.S. rights to Novartis’ ENABLEX product for an upfront payment of $400 million in cash at closing, plus future milestone payments of up to $20 million in the aggregate based on 2011 and 2012 net sales of ENABLEX (the “ENABLEX Acquisition”). Concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX in the U.S. market. We issued an additional $500 million aggregate principal amount of 7.75% senior notes due 2018 (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”) on September 29, 2010 in order to fund the ENABLEX Acquisition and for general corporate purposes.

In October 2010, we were informed by the designated representative of the DLJMB Funds that such funds had divested (either by sale or via a distribution to their investors) all of such funds’ holdings of our shares. Following such sale, the remaining Sponsors collectively owned approximately 40% of our ordinary shares.

2011 Developments

On March 17, 2011, certain of our subsidiaries entered into our current senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility. At the closing, our subsidiaries borrowed a total of $3,000 million under the new term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the new term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under our Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

In March 2011, certain of our shareholders sold an aggregate of 26,461,462 ordinary shares in a registered public offering pursuant to an effective shelf registration statement (the “2011 Secondary Offering”) at a price to the public of $23.25 per share for an aggregate offering price of $615 million. The selling shareholders included the remaining Sponsors and certain members of our senior management team. We did not receive any proceeds from the sale of the shares but did pay the expenses of the 2011 Secondary Offering. Following the 2011 Secondary Offering, the remaining Sponsors collectively owned approximately 30% of our ordinary shares.

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. See also Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

On November 9, 2011, we announced that our Board of Directors had authorized the Redemption Program. Pursuant to the Redemption Program, we recorded the redemption of 3.7 million ordinary shares in the year ended December 31, 2011 for an aggregate cost of $56 million. Following the settlement of such redemptions, we cancelled all shares redeemed.

Alliance with Sanofi

We and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to a collaboration agreement pursuant to which the parties co-develop and market ACTONEL on a global basis, excluding Japan (the “Collaboration Agreement”). Sanofi has rights to ACTONEL under the Collaboration Agreement from us. ATELVIA, our new risedronate sodium delayed-release product, currently sold primarily in the United States, is also marketed pursuant to the Collaboration Agreement.

As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of our transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, we and/or Sanofi have reduced or discontinued our marketing and promotional efforts in certain territories covered by the Collaboration Agreement as described below. Under the Collaboration Agreement, there are currently six principal territories, each with different promotion and marketing obligations:

•

United States and Puerto Rico. We market the product independently in the United States and Puerto Rico under the brand name ACTONEL. In addition, since we commenced our promotional efforts in January 2011, ATELVIA has been marketed independently by us in this territory. We are responsible for all promotion and marketing costs in the United States and Puerto Rico. Depending upon actual net sales in the United States and Puerto Rico, Sanofi receives collaboration payments from us in an amount equal to an agreed upon percentage of either actual net sales in the territory or an agreed minimum sales threshold for the territory. We remain the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in this territory.

•

Co-Promotion Territory. In the co-promotion territory, the product is sold through the alliance arrangements of the Collaboration Agreement under the brand name ACTONEL. This territory is comprised of Canada and France. We and Sanofi share promotion and marketing costs as well as product profits in the co-promotion territory based on contractual percentages. We are deemed to be the principal in transactions with customers and invoice all sales in the co-promotion territory.

•

Secondary Co-Promotion Territory. In the secondary co-promotion territory, the product is sold through the alliance arrangements of the Collaboration Agreement under the brand name ACTONEL. Although this territory includes Ireland, Sweden, Finland, Greece, Switzerland, Austria, Portugal and Australia, the product is currently promoted and/or marketed on a limited basis, if at all, in this territory, other than in Australia and Greece. We and Sanofi share promotion and marketing costs as well as product profits in the secondary co-promotion territory based on contractual percentages. Sanofi is deemed to be the principal in transactions with customers and invoices all sales in the secondary co-promotion territory.

•

Co-Marketing Territory. In the co-marketing territory, any marketing activities with respect to the product are conducted independently under each company’s own brand name. Italy is the only country in the co-marketing territory. In Italy, the product is sold under the brand name ACTONEL by us and under the brand name Optinate® by Sanofi. In the co-marketing territory, we and Sanofi share net product profits, as defined, for each company’s separately branded product based on contractual percentages. Each company is deemed to be the principal in transactions with customers and invoices all sales with respect to its separately branded product. Each company also sells the product independently under its own brand name in Spain, although Spain is not included in the co-marketing territory. The product is sold in Spain by us under the brand name ACREL®, independent of the alliance arrangements of the Collaboration Agreement, and by Sanofi under the brand name ACTONEL, as part of the “Sanofi Only Territory” described below.

•

Warner Chilcott Only Territory. In Germany, Belgium, Luxembourg, the Netherlands and the United Kingdom, we continue to sell, but no longer market or promote, the product under the brand name ACTONEL. We and Sanofi share product profits based on contractual percentages in the Warner Chilcott only territory, and we are deemed to be the principal in transactions with customers and invoice all sales.

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

Under the Collaboration Agreement, a joint oversight committee comprised of equal representation from us and Sanofi is responsible for overseeing the development and promotion of ACTONEL. Under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where we have full control over all product development decisions. Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by us. In addition, under the Collaboration Agreement, the parties are generally equally responsible for all product liability costs, except for any such costs relating to product liability claims brought in the United States or Puerto Rico on or after April 1, 2010, which are generally our sole responsibility.

In geographic markets where we are deemed to be the principal in transactions with customers and invoice sales, we recognize all revenues from sales of the product along with the related product costs. In these markets, all selling, advertising and promotion expenses incurred by us and all contractual payments to Sanofi are recognized in selling, general and administrative expenses. Our share of selling, advertising and promotion expenses in geographic markets where Sanofi is deemed to be the principal in transactions with customers and invoices sales is recognized in selling, general and administrative expenses and we recognize our share of income attributable to the contractual payments made by Sanofi to us in these territories as a component of “other revenue”. For the fiscal year ended December 31, 2011, we recognized net sales and other revenue related to ACTONEL and ATELVIA of $804 million, and co-promotion expenses under the Collaboration Agreement of $231 million were recognized in selling, general and administrative expense.

The Collaboration Agreement, which was originally entered into in 1997, was amended and restated in 2004 and has subsequently been amended further, including in April 2010, when we assumed full operational control over the promotion, marketing and development for ACTONEL in the United States and Puerto Rico. We will continue to sell ACTONEL and ATELVIA products with Sanofi in accordance with our obligations under the

Collaboration Agreement until the termination of the Collaboration Agreement on January 1, 2015, at which time all of Sanofi’s rights under the Collaboration Agreement will revert to us. Thereafter, we will have the sole right to market and promote ACTONEL and ATELVIA on a global basis, excluding Japan. In connection with the Collaboration Agreement, we are also party to two related supply agreements with affiliates of Sanofi: (i) a finished product supply agreement, which terminates concurrently with the Collaboration Agreement, in which we provide finished ACTONEL product to Sanofi for sale by Sanofi under the Collaboration Agreement and (ii) a tablet supply agreement, which terminates in May 2012, pursuant to which a portion of our ACTONEL product requirements are manufactured and supplied by Sanofi.

Research and Development

We focus our R&D efforts primarily on developing new products that target therapeutic areas with established regulatory guidance and making improvements to our existing products, including developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, this approach to R&D has historically involved less development and regulatory risk and shorter timelines from concept to market. Our R&D team has significant experience and proven capabilities in pharmaceutical development and clinical development. As of December 31, 2011, our R&D team consisted of over 200 professionals and has successfully developed and obtained regulatory approvals for a number of products, including most recently: ATELVIA for the treatment of postmenopausal osteoporosis in the United States and LO LOESTRIN FE for the prevention of pregnancy in the United States. Our R&D team is currently developing new products, including products based upon new chemical entities and improved versions of our existing products such as next generation hormonal contraceptives (for the prevention of pregnancy), risedronate products (for the treatment of postmenopausal osteoporosis) and ASACOL products (for the treatment of ulcerative colitis). See “—Product Pipeline.”

In addition, we from time to time augment our R&D product pipeline by entering into product development and other collaborative arrangements with third parties for the development and commercialization of product candidates, such as our in-licensing arrangements described below:

•

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an up-front fee of $4 million and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, we made a $1 million milestone payment to Paratek upon the achievement of a developmental milestone which was included in R&D expense in the year ended December 31, 2010. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $24 million. In addition, we agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

•

In December 2008, we signed an agreement (the “Dong-A Agreement”) with Dong-A, to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) (WC3043), in the United States. We paid $2 million in connection with signing the Dong-A Agreement. In March 2009, we paid $9 million to Dong-A upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement, which was included in R&D expense for the year ended December 31, 2009. We agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product to be marketed in the United States, and we may make additional payments to Dong-A of up to $13 million upon the achievement of contractually-defined milestones in relation to the ED product. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

•

In February 2009, we acquired the U.S. rights to Apricus’ topically applied alprostadil cream for the treatment of ED and a prior license agreement between us and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, we paid Apricus an up-front payment of $3 million, which was included in R&D expense for the year ended December 31, 2009. We also agreed to make a milestone payment of $3 million upon the FDA’s approval of the product’s New Drug Application (“NDA”). We continue to work to prepare our response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

•

In April 2010, we amended the Dong-A Agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of the amendment, we made an up-front payment to Dong-A of $20 million in April 2010, which was included in R&D expense for the year ended December 31, 2010. Under the amendment, we may make additional payments to Dong-A in an aggregate amount of up to $25 million upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. We also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

Our investment in R&D, funded primarily by our Puerto Rican subsidiary, consists of our internal development costs, fees paid to contract research organizations and license fees and milestone payments paid to third parties. License fees and milestone payments are recognized as R&D expense unless or until they relate to products approved by the FDA, at which time they are capitalized as intangible assets. In the years ended December 31, 2011, 2010 and 2009, we spent $108 million, $147 million and $77 million, respectively, on R&D in the aggregate, which was comprised of $62 million, $64 million and $35 million, respectively, of unallocated overhead expenses, $42 million, $53 million and $24 million, respectively, of expenses allocated to specific projects (including $15 million, $11 million and $8 million, respectively, allocated to pre-clinical stage projects and $27 million, $42 million and $16 million, respectively, allocated to clinical stage projects), $0 million, $26 million and $12 million, respectively, of milestone payments and license fees paid to third parties as described above, and $4 million, $4 million and $6 million, respectively, of regulatory fees. In 2011, approximately $9 million of expenses were incurred in connection with the development of WC3043, a product under development for the treatment of ED in the U.S, and in 2010, approximately $22 million of expenses were incurred in connection with the development of WC3043. No amount of R&D expense allocated to any of our other R&D projects in 2011 or 2010 was material, and no amount of R&D expense allocated to any of our R&D projects in 2009 was material. In 2011, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, dermatology, urology and other therapeutic categories were approximately $15 million, $4 million, $11 million, $11 million and $1 million, respectively. In 2010, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, dermatology, urology and other therapeutic categories were approximately $13 million, $6 million, $8 million, $24 million and $2 million, respectively. In 2009, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, dermatology, urology and other therapeutic categories were approximately $6 million, $1 million, $8 million, $9 million and $0 million, respectively. These amounts are not necessarily indicative of our future R&D spend within our therapeutic categories or of our current or future R&D focus. Our R&D spend and the allocation of R&D spend among our therapeutic categories is highly unpredictable, as we do not conduct our R&D efforts pursuant to a predetermined budget. Instead, we continually evaluate each product under development in an effort to efficiently allocate R&D dollars to projects we deem to be in the best interests of the Company based on, among other factors, the performance of such product in pre-clinical and/or clinical trials, our expectations regarding the potential future regulatory approval of the product and our view of the potential commercial viability of the product in light of market conditions. As a result of this flexible approach to R&D, we are not able to provide an estimate of our future R&D expenses within our therapeutic classes. In addition, even when we do make the determination to pursue R&D projects within a particular therapeutic category, the magnitude of R&D spend in such category during any given period often will not correlate to its significance to us due to the timing of the incurrence of R&D expenses within the development and regulatory approval process and our strategic focus on relatively low-cost product improvements such as new and enhanced dosage forms.

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

Women’s Healthcare

Hormonal Products. We have new hormonal contraceptive and hormone therapy products in various stages of development.

Osteoporosis Products. We have next generation risedronate products for the treatment of osteoporosis in postmenopausal women in preclinical development.

Gastroenterology

Ulcerative Colitis Products. We have next generation ASACOL products for the treatment of ulcerative colitis in clinical development.

Dermatology

WC3035. In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. Phase II studies are expected to begin in 2012.

Urology

WC3036. In November 2007, we entered into an agreement with Apricus (formerly NexMed, Inc.) under which we acquired an exclusive license of the U.S. rights to Apricus’ topically applied alprostadil cream for the treatment of ED. Apricus’ NDA for the product was accepted for review by the FDA in November 2007. In July 2008, Apricus announced that it had received a non-approvable letter from the FDA with respect to the product. On February 3, 2009, we acquired the U.S. rights to Apricus’ product and the previous license agreement between us and Apricus relating to the product was terminated. We continue to work to prepare our response to the non-approvable letter.

WC3043. In December 2008, we entered into the Dong-A Agreement to develop and market Dong-A’s orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED, in the United States. This product is in Phase III development.

WC3055. In April 2010, we amended the Dong-A Agreement to add the right to develop and market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with BPH. We are preparing to commence Phase II clinical trials for the BPH indication.

Work on our NEMONOXACIN product under development was discontinued in the fourth quarter of 2011 as a result of our evaluation of the regulatory approval prospects for the product and a determination that a reallocation of R&D resources to other higher priority projects was in the best interests of the Company.

Sales and Marketing

We market our products primarily to physicians and employ marketing techniques to identify and target those physicians with the highest potential to prescribe our products. In connection with our marketing initiatives, we seek to efficiently size, deploy, direct and compensate our sales force in order to grow our market share, drive product sales growth, revitalize acquired products and successfully launch new products. Our sales force promotes products to physicians within their designated areas with frequent face-to-face product presentations and a consistent supply of product samples. In the U.S., our sales force is currently divided into 750 territories within five promotional categories: “Women’s Healthcare”, “Urology”, “Gastroenterology”, “Dermatology” and “Osteoporosis.” We regularly review our promotional priorities and the size and effectiveness of our sales force as they execute our sales strategies and may adjust the size and/or deployment of our sales force depending on general economic conditions, the sales of our promoted products and other factors.

We also may, from time to time, enter into collaboration agreements with third parties to jointly market our products, such as the Collaboration Agreement with Sanofi (see “—Alliance with Sanofi”).

Customers

While the ultimate end-users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include certain large wholesale pharmaceutical distributors, such as McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“AmerisourceBergen”) and Cardinal Health, Inc. (“Cardinal”), who serve as the principal channels of distribution for our products. During the periods presented, the following customers accounted for 10% or more of our total revenue:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(1)
McKesson	25%	24%	26%
Cardinal	24%	23%	31%
AmerisourceBergen	11%	11%	9%

(1)	Includes the impact of PGP from October 30, 2009 through December 31, 2009.

Financial information regarding revenue from customers attributed to significant geographic areas is incorporated herein by reference to “Note 18” to the Notes to the Consolidated Financial Statements found elsewhere in this Annual Report.

Competition

The pharmaceutical industry is highly competitive. Our branded products compete with brands marketed by other pharmaceutical companies including large, fully integrated concerns with financial, marketing, legal and product development resources substantially greater than ours. The ability of our products to compete with products manufactured by other companies will depend on a number of factors, including safety, efficacy, patient convenience, price, availability and effective marketing.

Our principal branded competitors in our targeted market segments include:

•	Osteoporosis—Roche (Boniva®), Lilly (Evista®), Novartis (Reclast®) and Amgen Inc. (Prolia®);

•	Hormonal Contraceptives—Bayer AG (Safyral™, Beyaz™, Natazia™), Johnson & Johnson (Ortho Tri-Cyclen® Lo, Ortho Evra®) and Merck & Co., Inc. (Nuvaring®);

•	Hormone Therapy—Pfizer (Premarin®, Premarin® Vaginal Cream, Prempro®) and Novo Nordisk A/S (Vagifem®, Activella®);

•	Gastroenterology—Shire plc (Lialda®, Pentasa®) and Salix Pharmaceuticals, Ltd. (Colazal®, Apriso™);

•	Acne—Medicis Pharmaceutical Corporation (Solodyn®) and Galderma S.A. (Oracea®); and

•	Urology—Pfizer (Detrol®LA, Toviaz®), GlaxoSmithKline plc (VESIcare®), Allergan, Inc. and Indevus Pharmaceuticals, Inc. (Sanctura XR®).

Our branded pharmaceutical products are or may become subject to competition from generic equivalents of our products or those of our branded competitors, including, in some cases, prior to the expiration of the applicable patents. Our ACTONEL products no longer have patent protection in Canada or the Western European countries in which we sell these products, and ASACOL is not currently protected by a patent in the United Kingdom. In addition, other products, such as ESTRACE Cream and FEMHRT are currently not protected by patents in the United States where we sell these products. Generic equivalents are currently available in Canada and Western Europe for ACTONEL and in the United States for our DORYX 75 and 100 mg products, certain versions of our FEMHRT products, FEMCON FE and certain of our less significant products. See Item 1A. “Risk factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.” These generic equivalents of our branded pharmaceutical products are sold by other pharmaceutical companies at lower prices. As a result, drug retailers have economic incentives to fill prescriptions for branded products with generic equivalents when available. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product may be filled with the generic version at the pharmacy, resulting in a commensurate loss in sales of the branded product. In addition, legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Generic equivalents of competing branded products may also compete with our branded pharmaceutical products. For example, generic versions of Fosamax® became available following the loss of patent protection in 2008 and compete with our ACTONEL products. The availability of generic equivalents of our products or those of our branded competitors may cause a material decrease in revenue from our branded pharmaceutical products.

Manufacturing, Supply and Raw Materials

Finished Product Manufacturing

Our pharmaceutical manufacturing facility in Fajardo, Puerto Rico houses approximately 194,000 sq. ft. of manufacturing space. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse that we lease from a third party. The Fajardo facility currently manufactures many of our oral contraceptive and HT products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages our DORYX and ENABLEX products. We also utilize our facility in Larne, Northern Ireland to manufacture our FEMRING vaginal rings.

In the PGP Acquisition, we acquired our manufacturing facility in Weiterstadt, Germany, which houses approximately 50,000 sq. ft. of manufacturing space and 54,000 sq. ft. of warehouse space. The Weiterstadt facility currently manufactures ASACOL tablets and packages ACTONEL for distribution outside the U.S.

We currently contract with third parties to manufacture and supply certain of our products. We will continue to rely on our third-party partners, such as Mayne for DORYX, Novartis for ENABLEX and Contract Pharmaceuticals Limited Niagara (“CPL”) for ESTRACE Cream. In addition, both Sanofi and Norwich Pharmaceuticals Inc. (“NPI”) currently manufacture our ACTONEL products, and NPI currently manufactures all of our ATELVIA product requirements. GlaxoSmithKline plc (“GSK”) currently manufactures our ASACOL 400 mg product sold in the U.K. Below is a list of our key products manufactured by third parties and our current third party manufacturer for that product:

Product	Third-Party Manufacturer	Expiration
ATELVIA	NPI	December 2014
ACTONEL	Sanofi	May 2012
ACTONEL	NPI	December 2014
ASACOL 400 mg	GSK (for U.K.)	December 2014
DORYX	Mayne	December 2013
ENABLEX	Novartis	October 2013
ESTRACE Cream	CPL	January 2015

The products described in this section accounted for a significant percentage of our product sales during the twelve-month period ended December 31, 2011 or are expected to account for a significant percentage of our product sales during 2012. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

We conduct quality assurance audits of our manufacturing and other property sites, our contract manufacturers’ sites and our raw material suppliers’ sites and related records to confirm compliance with the relevant regulatory requirements. However, we cannot ensure that our sites and the sites of our third-party manufacturers and raw material suppliers’ will continue to remain in compliance. If we or our manufacturers or suppliers fail to comply with regulatory requirements or suffer any other event that results in the inability to supply our product requirements for an extended period, the resulting shortages of inventory could have a material adverse effect on our business. See Item 1A. “Risk factors—Risks Relating to Our Business—Delays in production or other disruptions within our supply chain could have a material adverse impact on our business.”

Patents, Proprietary Rights and Trademarks

Protecting our intellectual property, such as trademarks and patents, is a key part of our strategy.

Patents, Trade Secrets and Proprietary Knowledge

We rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights have been infringed. Please refer to the table in Item 1. “Business”—“Our Principal Products” for a listing of the expiration dates for the patents covering our principal products. The following is a description of recent actions we have taken to enforce our intellectual property rights against various third parties:

Osteoporosis

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

In August 2008, December 2008 and January 2009, PGP and Roche (which licensed the ACTONEL Method Patents to PGP with respect to the ACTONEL once-a-month product), received Paragraph IV certification notice letters from Teva, Sun and Apotex regarding the ‘938 ACTONEL Method Patent covering once-a-month ACTONEL. In February 2010, we and Roche received a Paragraph IV certification notice letter from Mylan regarding the ‘938 ACTONEL Method Patent covering once-a-month ACTONEL. PGP and Roche filed a patent infringement suit against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 charging each with infringement of the ‘938 ACTONEL Method Patent. We and Roche filed a patent infringement suit against Mylan in April 2010 charging Mylan with infringement of the ‘938 ACTONEL Method Patent. In October, November and December 2010 and February 2011, we and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan regarding the ‘634 ACTONEL Method Patent covering once-a-month ACTONEL. We and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 charging each with infringement of the ‘634 ACTONEL Method Patent.

ATELVIA

In August and October 2011, we received Paragraph IV certification notice letters from Watson and Teva regarding the ATELVIA Patents (not the NCE patent) and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets. We filed patent infringement suits against Watson in October 2011 and against Teva in November 2011 charging each with infringement of the ATELVIA Patents.

Gastroenterology

ASACOL

In June 2010, we and Medeva received a Paragraph IV certification notice letter from Par regarding the ASACOL Patent and indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. We and Medeva filed a patent infringement suit against Par and EMET, the original filer of the ANDA, in August 2010 charging Par and EMET with infringement of the ASACOL Patent.

ASACOL HD

In September 2011, we received a Paragraph IV certification notice letter from Zydus regarding the ASACOL HD Patent and indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ASACOL HD. In November 2011, we filed a patent infringement suit against Zydus charging Zydus with infringement of the ASACOL HD Patent.

Hormonal Contraceptives

LOESTRIN 24 FE

In April 2011, we received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care, regarding the LOESTRIN Patent and indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our LOESTRIN 24 FE product. In June 2011, we filed a patent infringement suit against Famy Care and Mylan charging each with infringement of the LOESTRIN Patent.

In June 2006, we received from Watson a Paragraph IV certification notice letter indicating that Watson had submitted an ANDA to the FDA seeking approval to market a generic version of LOESTRIN 24 FE prior to the expiration of the LOESTRIN Patent. We filed a complaint against Watson alleging that Watson’s submission of an ANDA for a generic version of LOESTRIN 24 FE infringed the LOESTRIN Patent. In January 2009, we settled the patent litigation related to LOESTRIN 24 FE with Watson. In July 2009, we received a Paragraph IV certification notice letter from Lupin notifying us that Lupin had filed an ANDA seeking approval to manufacture and sell a generic version of LOESTRIN 24 FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission, and in October 2010, we and Lupin settled our patent litigation relating to LOESTRIN 24 FE.

LO LOESTRIN FE

In July 2011, we received a Paragraph IV certification notice letter from Lupin regarding the LOESTRIN Patent and LO LOESTRIN Patent and indicating that Lupin had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of LO LOESTRIN FE. In September 2011, we filed a patent infringement suit against Lupin charging Lupin with infringement of the LOESTRIN Patent and LO LOESTRIN Patent.

FEMCON FE

We previously settled our infringement lawsuits against several ANDA filers, including Teva, relating to our FEMCON FE product. As a result, Teva entered the market with its generic version of FEMCON FE in March 2011.

Dermatology

DORYX

In March 2009, we and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of our DORYX 150 mg product. In March and May 2009, we and Mayne filed infringement lawsuits against Impax and Mylan, charging each with infringement of the DORYX Patent. Our lawsuits against Impax and Mylan relating to our DORYX 150 mg product were consolidated. A trial was held in early February 2012, and the court has indicated that it expects to issue its decision by the end of February or early March 2012.

In January 2010, we and Mayne received a Paragraph IV certification notice letter from Sandoz indicating that it had amended its ANDA previously submitted to the FDA to include a request for approval to manufacture and sell a generic version of our DORYX 150 mg product. In addition, in February 2010, we and Mayne received a Paragraph IV certification notice letter from Heritage indicating that it had submitted an ANDA to the FDA seeking approval to market a generic version of our DORYX 150 mg product. In January and March 2010, we filed infringement lawsuits against Sandoz and Heritage in response to their submissions, and in December 2010 and January 2012, we settled our patent litigation with Heritage and Sandoz relating to their ANDAs.

For a discussion of our ongoing legal proceedings relating to the matters set forth above, see “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

We also seek to protect our proprietary rights by filing applications for patents on certain inventions and entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies. However, we do not ultimately control whether we will be successful in enforcing our legal rights against third-party infringers, whether our patent applications will result in issued patents, whether our patents will be subjected to inter parte reexaminations by the United States Patent and Trademark Office (“USPTO”) or similar proceedings in jurisdictions outside the U.S., whether our confidentiality, non-disclosure and assignment of invention agreements will be breached and whether we will have adequate remedies in the event of any such breach, or whether our trade secrets will become known by competitors. In addition, some of our key products are not protected by patents and proprietary rights and therefore are or may become subject to competition from generic equivalents. For a further discussion of our competition, see “—Competition” and Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.”

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

ACTONEL	FEMHRT
ATELVIA	LO LOESTRIN
DORYX	LOESTRIN
ENABLEX	Warner Chilcott
ESTRACE

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

Government Regulation

The pharmaceutical industry is subject to regulation by national, regional, state and local agencies in the U.S., including the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency (“EPA”). The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other U.S. federal and state statutes and regulations govern to varying degrees the research, development and manufacturing of, and commercial activities relating to, prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. The manufacture and disposal of pharmaceutical products in the United States is also regulated by the EPA. Similar regulatory authorities and regulations exist in Canada, the member states of the European Union and in other foreign countries in which we manufacture, test, distribute and sell our products.

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

U.S. Product Approval Requirements

FDA approval is required before a prescription drug can be marketed in the United States, subject to narrow exceptions. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drug may be marketed in the U.S. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses and that it will be manufactured to appropriate quality standards. In order to demonstrate safety and effectiveness, an NDA generally must include or reference pre-clinical studies and clinical data from controlled trials in humans. For a new chemical entity, this generally means that lengthy, uncertain and rigorous pre-clinical and clinical testing must be conducted. For compounds that have a record of prior or current use, it may be possible to utilize existing data or medical literature and limited new testing to support an NDA. Any pre-clinical testing that we wish to rely upon for FDA action must comply with the FDA’s good laboratory practice and other requirements. Clinical testing in human subjects must be conducted in accordance with the FDA’s good clinical practice and other requirements.

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

The FDA regulates and often inspects manufacturing facilities, equipment and processes used in the manufacturing of pharmaceutical products before granting approval to market any drug. Each NDA submission requires a substantial user fee payment unless a waiver or exemption applies. Under current FDA policies, the FDA has committed generally to review and make a decision concerning approval on an NDA within 10 months, and on a new priority drug within six months. However, final FDA action on the NDA can take substantially longer, and where novel issues are presented there may be review and recommendation by an independent FDA advisory committee. The FDA can also refuse to file and to review an NDA it deems incomplete or not properly reviewable.

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

All drugs must be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (“cGMP”) requirements, and drug products subject to an approved application must be manufactured, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior-friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Our third-party manufacturers must also comply with cGMP requirements. In complying with cGMP requirements, manufacturers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. The FDA and other regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Some mutual recognition agreements for government inspections exist between the United States, the European Union, Canada, Australia and New Zealand. Failure to comply with these and other statutory and regulatory requirements (including, in the case of our manufacturing facility located in Fajardo, Puerto Rico, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner before a U.S. District Court) subjects the manufacturer to possible legal or regulatory action.

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

Other U.S. Regulation

Our sales, marketing and scientific/educational programs must comply with applicable requirements of the anti-kickback and fraud and abuse provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, the implementing regulations and policies of the U.S. Health and Human Services Office of Inspector General and U.S. Department of Justice, the privacy provisions of the Health Insurance Portability and Accountability Act and similar state laws. These laws and regulations are broad in scope, and although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and regulatory safe harbors are often limited, and promotional practices may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In certain cases, there may also be an absence of guidance in the form of specific regulations or legal precedent. In addition, the federal government and several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. Similar legislation is being considered in other states. All of our activities are also potentially subject to federal and state consumer protection and unfair competition laws. Our business activities outside the United States are subject to regulation under the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making payments to foreign government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are subject to possible administrative and legal proceedings and actions under the laws and regulations described above. In particular, the FDA, the Department of Justice and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices. Actions related to such investigations or other noncompliance with applicable laws and regulations may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies.

We also participate in various programs under government-sponsored health systems and are subject to the requirements of those programs. For example, we participate in the Federal Medicaid rebate program established by the U.S. Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The Medicaid rebate amount is computed each quarter based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current average manufacturer price and best price for each of our products. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties which could be material. We also participate in the Medicare Part D outpatient prescription drug program, which went into effect in 2006 and provides elderly and disabled patients eligible for Medicare with access to subsidized prescription drug coverage. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors. These plan sponsors use their purchasing power under these programs to negotiate price concessions from pharmaceutical manufacturers. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

Recent healthcare reforms may subject us to additional regulatory requirements. In the U.S., the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), in early 2010 substantially changes the way health care is financed by both governmental and private payors and significantly affects many companies in the pharmaceutical industry, including us. Among the provisions of the PPACA are those governing enrollment in federal health care programs, reimbursement changes and the increased use of comparative effectiveness research in health care decision-making, which may affect existing government health care programs and result in the development of new programs and additional regulations. Specifically, these changes included, among other things:

•

an increase in certain Medicaid rebates, including (i) the minimum basic Medicaid rebate for branded prescription drugs (from 15.1% of Average Manufacturer Price (“AMP”) to 23.1% of AMP) and (ii) the additional rebate on “line extensions” of solid oral dosage forms of branded products;

•	a revised definition of AMP that eliminates the inclusion of certain non-retail channel segments;

•	a requirement that manufacturers pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees;

•	an expansion of the categories of entities eligible for Section 340B discounted pricing on outpatient drugs;

•	a requirement that manufacturers provide a 50% discount on prescriptions filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole”; and

•

the payment by drug manufacturers of an annual fee (which is non-deductible for U.S. federal income tax purposes) based on the manufacturer’s market share of sales of branded drugs and biologics to, or pursuant to coverage under, specified U.S. government programs.

In addition, in 2011, regulations and guidance were issued pursuant to the PPACA requiring health plans generally to eliminate any patient cost-sharing, such as co-payments, co-insurance or deductibles, on certain preventive health services, including oral contraceptives. However, under the regulation, plans may be able to retain some flexibility to use reasonable medical management techniques to determine how to cover preventive services, including the ability to require cost-sharing for branded drugs if a generic version is available. It is not yet clear how this regulation will be implemented and what effect, if any, it may have on the market for branded oral contraceptives. The PPACA also made various other changes (some of which are likely to be implemented in 2012) that may also increase our costs of doing business, including the provisions referred to as the “Sunshine Act,” which increased disclosure and compliance requirements relating to, among other things, transfers of value to health care providers and the distribution of product samples to health care providers.

We are unable to predict the future course of health care legislation and regulations, including regulations that may be issued to implement the provisions of the PPACA. Further, U.S. federal and state governments as well as foreign governments continue to propose other legislative and regulatory measures aimed at reforming their respective healthcare systems, including proposals in the U.S. to permit the federal government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare. The PPACA and future healthcare reform legislation could decrease the prices we receive for our products or our sales volume and could impose additional taxes or other measures that increase the cost of doing business.

U.S. Manufacturing for Export

Products sold outside of the United States that are manufactured in the United States are subject to certain FDA regulations, including rules governing export, as well as regulation by the country in which the products are sold. We currently supply LOESTRIN to Teva in Canada. We currently sell certain products, including ACTONEL, in Canada, Western Europe and Australia that are manufactured in the United States.

Regulation in Canada

Whether or not FDA approval has been obtained, separate Canadian authorization for a pharmaceutical product must be obtained prior to the commencement of marketing of the product in Canada. Similar to the U.S., the Canadian pharmaceutical industry is subject to federal regulation by Health Canada pursuant to the Canadian federal Food and Drugs Act and other applicable federal legislation. Health Canada’s process and substance required for obtaining and maintaining marketing approval is generally similar to that of the FDA. However, the

Office of Legislative and Regulatory Modernization at Health Canada has undertaken consultations with respect to, and may propose, regulatory reforms to introduce new life-cycle regulation of pharmaceutical products in Canada, including additional post-marketing conditions such as safety and surveillance requirements.

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

Employees

As of December 31, 2011, we had approximately 2,200 employees, approximately 1,500 in North America and approximately 700 in the rest of the world. None of our employees in North America are unionized. Certain of our employees in Europe are represented by works councils and certain employees are members of industry, trade and professional associations.

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

We acquired our Fajardo, Puerto Rico facility from Pfizer in 2004. Under the purchase agreement, Pfizer retained certain liabilities relating to pre-existing contamination and indemnified us, subject to certain limitations, for other potential environmental liabilities. In addition, in 2008 and 2009, we acquired an aggregate of approximately 9 vacant acres adjacent to our Fajardo manufacturing facility in separate transactions not involving Pfizer, in respect of which we have no indemnification rights for potential environmental liabilities. As part of the PGP Acquisition we acquired facilities in Manati, Puerto Rico and Weiterstadt, Germany. While we are not aware of any material claims or obligations relating to these sites, our current or former sites, or any off-site location where we sent hazardous wastes for disposal, the discovery of new or additional contaminants or other non-compliance issues, the imposition of new or additional cleanup obligations at our Fajardo, Manati, Weiterstadt or other sites, or the failure of any other party to meet its financial obligations to us, could result in significant liability.

Executive Officers

The executive officers of Warner Chilcott plc, their positions and their ages are as listed below.

Name	Age	Position
Roger M. Boissonneault	63	Chief Executive Officer, President and Director
Paul Herendeen	56	Executive Vice President, Chief Financial Officer
Marinus Johannes van Zoonen	54	President, Europe/International and Marketing
Leland H. Cross	55	Senior Vice President, Technical Operations
Herman Ellman, M.D.	64	Senior Vice President, Clinical Development
Andrew Fenton	48	Senior Vice President, Chief Information Officer
Rochelle Fuhrmann	42	Senior Vice President, Finance
Claire A. Gilligan, Ph.D.	50	Senior Vice President, Quality
Michael Halstead	38	Senior Vice President, Corporate Development
Izumi Hara	52	Senior Vice President, General Counsel and Secretary
Alvin D. Howard	57	Senior Vice President, Regulatory Affairs

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

Paul Herendeen joined Warner Chilcott as Chief Financial Officer and Executive Vice President on April 1, 2005 and is responsible for finance, accounting and treasury functions. From April 2001 to March 2005, Mr. Herendeen was Executive Vice President and Chief Financial Officer of MedPointe Inc. From 1998 through March 2001, Mr. Herendeen served as our Executive Vice President and Chief Financial Officer. Mr. Herendeen also served as a director of our predecessor companies from 1996 through March 2001.

Marinus Johannes van Zoonen joined Warner Chilcott as President, Europe/International & Marketing in November 2009 after 20 years at P&G, most recently as Vice President, Pharmaceuticals Europe, Australia & Japan and International Health Affairs. From 1989 to 2008, he served in various capacities at P&G in its prescription and OTC divisions and from 2005 to 2009 represented the industry as President of the European OTC Association. Prior to joining P&G, Mr. van Zoonen worked at Duphar Pharmaceuticals International.

Leland H. Cross joined Warner Chilcott as Senior Vice President, Technical Operations on September 1, 2001 and is responsible for technical operations worldwide. From 1994 to 2001, Mr. Cross was part of the Global Manufacturing group at Warner-Lambert (now part of Pfizer), where most recently he served as General Manager of Pfizer Ireland Pharmaceuticals, responsible for Pfizer’s dosage manufacturing operations in Ireland. Prior to joining Warner-Lambert, Mr. Cross managed a manufacturing operation for Merck & Co. Inc.

Herman Ellman, M.D., joined Warner Chilcott as Senior Vice President, Clinical Development in June 2000. Dr. Ellman is responsible for clinical development and medical affairs activities. Prior to joining the company, Dr. Ellman held the position of Medical Director for Women’s Healthcare at Berlex Laboratories.

Andrew Fenton currently serves as Senior Vice President, Chief Information Officer for Warner Chilcott and is responsible for our information technology strategy, infrastructure and operations. Mr. Fenton joined Warner Chilcott in November 2005 and held positions of increasing responsibility before his promotion to Senior Vice President in January 2012, including most recently, Vice President, Chief Information Officer. Prior to joining Warner Chilcott, Mr. Fenton held various positions in information technology at IBM Corporation, including most recently, Vice President, Global Relationship Partner.

Rochelle Fuhrmann currently serves as Senior Vice President, Finance for Warner Chilcott and is responsible for various corporate finance functions as well as investor relations. Ms. Fuhrmann joined Warner Chilcott in June 2006 and held positions of increasing responsibility before her promotion to Senior Vice President in January 2011, including most recently, Vice President, Finance. Prior to joining Warner Chilcott, Ms. Fuhrmann held various positions in finance, accounting policy, investor relations and marketing at AT&T, Inc., including most recently, Director, Accounting Policy.

Claire A. Gilligan, Ph.D., currently serves as Senior Vice President, Quality for Warner Chilcott and is responsible for quality worldwide. Dr. Gilligan joined a predecessor of Warner Chilcott in 1992 and has held positions of increasing responsibility at Warner Chilcott since that time. From 2004 to July 2010, Dr. Gilligan was Vice President of Pharmaceutical Development, during which time she was responsible for the development of all products and manufacturing processes. Prior to joining Warner Chilcott, Dr. Gilligan lectured in the School of Pharmacy at the Queen’s University of Belfast.

Michael Halstead currently serves as Senior Vice President, Corporate Development for Warner Chilcott and is responsible for the company’s business development efforts. Mr. Halstead joined Warner Chilcott's legal group in May 2005 and held positions of increasing responsibility before his promotion to his current position in June 2011. Prior to joining Warner Chilcott, Mr. Halstead practiced law in the mergers and acquisitions group of Davis Polk & Wardwell LLP.

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

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Unless specifically noted otherwise, these filings are not deemed to be incorporated by reference in this Annual Report. Statements contained in this Annual Report as to the contents of any contract or other document referred to are not necessarily complete and in each instance, if such contract or document is filed or incorporated by reference as an exhibit, reference is made to the copy of such contract or other document filed or incorporated by reference as an exhibit to this Annual Report, each statement being qualified in all respects by such reference. A copy of this Annual Report, including the exhibits and schedules thereto, may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is http://www.sec.gov. We also maintain an Internet site at www.wcrx.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”), as soon as practicable after we electronically file such reports with the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 1A. Risk Factors.

Special Note Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our anticipated financial performance and financial condition, and our business plans, growth strategy and product development efforts. The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Annual Report.

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

Generic equivalents for branded pharmaceutical products are typically sold by competing companies at a lower cost than the branded product. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most states in the United States allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms. Competition from generic equivalents could result in an impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our ACTONEL products no longer have patent protection in Canada or the Western European countries in which we sell these products, and ASACOL is not protected by a patent in the United Kingdom. In addition, other products such as ESTRACE Cream and FEMHRT are not protected by patents in the United States where we sell these products. Generic equivalents are currently available in Canada and Western Europe for ACTONEL and in the United States for our DORYX 75 and 100 mg products, certain versions of our FEMHRT products, FEMCON FE and certain of other less significant products.

During the next five years, additional products of ours will lose patent protection or likely become subject to generic competition. For example, our ASACOL 400 mg product will lose U.S. patent protection in July 2013, our ACTONEL once-a-week product will lose U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and our LOESTRIN 24 FE product will lose U.S. patent protection in July 2014. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk”. For example, although our DORYX patent does not expire until 2022, and we and Mayne filed infringement lawsuits against Mylan and Impax arising from their ANDA filings with respect to our DORYX 75 mg and 100 mg products, generic versions of such products were launched “at-risk” in January 2011 following the FDA’s approval of their respective ANDAs.

Our generic competitors may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. For example, we and Mayne have received several challenges relating to our DORYX products. In March 2009, we and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 150 mg delayed-release tablets, which today account for all but a de minimis amount of our DORYX net sales. In March and May 2009, we and Mayne filed infringement lawsuits against each of Impax and Mylan. The resulting 30-month stay of FDA approval of each of Impax’s and Mylan’s ANDAs with respect to our DORYX 150 mg product expired in September 2011, and Mylan received final approval from the FDA for its generic version of the DORYX 150 mg product on February 8, 2012. We believe that Impax has not yet received tentative approval of its ANDA from the FDA. Our lawsuits against Impax and Mylan relating to our DORYX 150 mg product were tried in early February 2012, and the court has indicated that it expects to issue its decision by the end of February or early March 2012. The court has issued a temporary restraining order prohibiting Mylan from launching a generic version of our DORYX 150 mg product until the court renders its decision. If Mylan is successful in the trial, or if Impax receives final approval of its ANDA with respect to the DORYX 150 mg product from the FDA and is successful at trial or is not otherwise prohibited by the court, a generic equivalent of our DORYX 150 mg product could enter the market as early as the first quarter of 2012. Such entry would result in an impairment of our intangible assets relating to DORYX and have a material adverse impact on our revenues, financial condition, results of operations and cash flows in subsequent periods.

We have also received challenges from potential generic competitors with respect to our ACTONEL and ATELVIA products. In July 2004, PGP received a Paragraph IV certification notice letter from Teva regarding PGP’s NCE patent covering ACTONEL and indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004. In that case, Teva admitted patent infringement but alleged that the NCE patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the NCE patent as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009. In 2008 and 2009, PGP and Roche received Paragraph IV certification notice letters from Teva, Sun and Apotex regarding the ‘938 ACTONEL Method Patent covering the once-a-month ACTONEL product and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product. In February 2010, we received a Paragraph IV certification notice letter from Mylan regarding the ‘938 ACTONEL Method Patent indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the once-a-month ACTONEL product. PGP and Roche, which licensed the ACTONEL Method Patents to PGP, filed a patent infringement suit against Teva in September 2008, against Sun in January 2009 and against Apotex in March 2009 charging each with infringement of the ‘938 ACTONEL Method Patent. We and Roche filed a patent infringement suit against Mylan in April 2010 charging Mylan with infringement of the ‘938 ACTONEL Method Patent. In October, November and December 2010 and February 2011, we and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan indicating that each such company had amended its existing ANDA covering generic versions of the once-a-month ACTONEL product to include the ‘634 ACTONEL Method Patent. We and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 charging each with infringement of the ‘634 ACTONEL Method Patent. Our lawsuits against Teva, Apotex, Sun and Mylan for infringement of the ‘938 ACTONEL Method Patent were consolidated, and trial for those suits has been scheduled for July 2012. The subsequent lawsuits against Teva, Apotex, Sun and Mylan for infringement of the related ‘634 ACTONEL Method Patent have been consolidated with the suits relating to the ‘938 ACTONEL Method Patent for all pretrial purposes. The FDA has tentatively approved Teva’s ANDA with respect to the once-a-month ACTONEL product. However, the underlying ACTONEL NCE patent, which covers all of our ACTONEL products and ATELVIA, does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

In August and October 2011, we received Paragraph IV certification notice letters from Watson and Teva regarding the ATELVIA Patents and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the ATELVIA 35 mg product. We filed a patent infringement suit against Watson in October 2011 and against Teva in November 2011 charging each with infringement of the ATELVIA Patents. Neither Watson nor Teva certified against the NCE patent, which covers all of our ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

Our ASACOL products have also been subject to challenges from potential generic competitors. In June 2010, we and Medeva received a Paragraph IV certification notice letter from Par regarding the ASACOL Patent indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. We and Medeva filed a patent infringement suit against Par and EMET, the original filer of the ANDA, in August 2010, which resulted in a stay of FDA approval of Par’s ANDA until December 2012, subject to prior resolution of the suit. In October 2011, the court held a Markman hearing to determine claim construction of the patent claims at issue in the litigation. The court has not indicated when it expects to issue its Markman decision. In September 2011, we also received a Paragraph IV certification notice letter from Zydus regarding the ASACOL HD Patent and indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL HD (800 mg) product. In addition, Zydus indicated that it had submitted a Paragraph III certification with respect to the ASACOL Patent, consenting to the delay of FDA approval of the ANDA product until the ASACOL Patent expires. In November 2011, we filed a patent infringement suit against Zydus charging Zydus with infringement of the ASACOL HD Patent. The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of our receipt of the Zydus notice letter, subject to the prior resolution of the matter before the court.

We have also received challenges from potential generic competitors with respect to our contraceptive products, including LOESTRIN 24 FE and LO LOESTRIN FE. For example, in April 2011, we received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care, regarding the LOESTRIN Patent and indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the LOESTRIN 24 FE product. In June 2011, we filed a patent infringement suit against Famy Care and Mylan charging each with infringement of the LOESTRIN Patent. The lawsuit results in a stay of FDA approval of Famy Care’s ANDA for 30 months from the date of our receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. In July 2011, we also received a Paragraph IV certification notice letter from Lupin regarding the LOESTRIN Patent and LO LOESTRIN Patent and indicating that Lupin had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the LO LOESTRIN FE product. In September 2011, we filed a patent infringement lawsuit against Lupin charging Lupin with infringement of the patents. The lawsuit results in a stay of FDA approval of Lupin’s ANDA for 30 months from the date of our receipt of the Lupin notice letter, subject to the prior resolution of the matter before the court.

While we intend to vigorously defend each of our patents described above, and pursue our legal rights, including our right to any monetary damages when available, we can offer no assurance as to when any of our lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of our products will not be approved and enter the market prior to the expiration of the applicable patents. See the table in Item 1. “Business — Our Principal Products” for a listing of the expiration dates for each of the patents described above.

In addition, although we seek to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights are infringed, we have in the past, and may in the future, enter into settlements of our litigation with generic competitors that result in the sale of generic products prior to the expiration of our patents. For example, as a result of our settlement in January 2009 of our outstanding patent litigation against Watson relating to LOESTRIN 24 FE, we granted Watson a non-exclusive license to launch a generic version of this product in 2014. More specifically, under the agreement, Watson was permitted to commence marketing its generic equivalent product on the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which we granted rights to a third party to market a generic version of LOESTRIN 24 FE in the U.S. or (iii) the date on which another generic version of LOESTRIN 24 FE enters the U.S. market without authorization from us. In addition, in December 2010 and January 2012, we settled patent litigation related to our DORYX 75 mg, 100 mg and 150 mg products with Heritage and Sandoz. Under the applicable settlement agreement, Heritage and Sandoz each agreed, among other things, not to market and sell a generic equivalent product until December 15, 2016, subject to certain exceptions. We can offer no assurance that generic equivalents of our LOESTRIN 24 FE and/or DORYX 150 mg products will not enter the market prior to the expiration of the applicable patents in 2014 and 2022, respectively. In addition, recent legislative and regulatory proposals, if adopted, could affect the duration of our patent protection for our products by limiting our future ability to settle litigation with companies that file ANDAs to sell generic versions of our products.

We cannot predict the outcome of the matters described above or whether we will receive additional challenges to our intellectual property. If we lose market exclusivity for any of our products, it could result in an impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We are today, and have in the past been, involved in litigation with respect to the validity and infringement of our patents. In addition, we may be involved in such litigation in the future. The outcome of this type of litigation is unpredictable, and if unfavorable, may deprive us of market exclusivity or prevent us from marketing and selling a product altogether. In addition, bringing and defending these lawsuits is costly, and consequently we may decide to not bring or defend such suits and to abandon the products to which they relate. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. If we lose market exclusivity for or stop marketing a product, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Delays in production or other disruptions within our supply chain could have a material adverse impact on our business.

Our pharmaceutical manufacturing facility located in Fajardo, Puerto Rico currently manufactures many of our products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages our DORYX tablets and ENABLEX products. The PGP facility we acquired in Weiterstadt, Germany currently manufactures ASACOL tablets and packages ACTONEL for distribution outside the U.S. The manufacture of pharmaceutical products requires precise and reliable controls and is subject to significant compliance obligations under applicable laws and regulations. If we fail to comply with such requirements at our Fajardo, Weiterstadt or other facilities, we may be subjected to legal or regulatory action, including potential shutdowns, which could result in our failure to meet the demand for our existing products, the loss of all or a portion of our current market share or delays in the qualification of such facilities for the manufacture of our new products.

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

The manufacture of our products, including product components such as API, is highly regulated, and any failure by our own manufacturing facilities or the facilities of any third-party supplier (each a “product supplier”), to comply with regulatory requirements could adversely affect our supply of products. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with cGMPs. In complying with cGMP requirements, product suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspections by the FDA and other regulatory authorities. Failure to comply with applicable legal requirements (including, in the case of our manufacturing facility located in Fajardo, certain obligations that we assumed in our purchase of the facility arising out of a consent decree entered into by the previous owner) subjects product suppliers to possible legal or regulatory action, including shutdown, which may adversely affect such product supplier’s ability to supply product.

The FDA and other regulatory authorities must approve suppliers of certain active and inactive pharmaceutical ingredients and certain packaging materials used in our products as well as suppliers of finished products, and the approval process can be lengthy. The development, regulatory approval and commercial sales of our products are dependent upon our ability to procure these ingredients, packaging materials and finished products from suppliers approved by the FDA and other regulatory authorities. In the event that certain ingredients, packaging materials or finished products were no longer available from the initially approved supplier or that supplier had its approval from the FDA or other regulatory authority withdrawn, we would be required to find a new approved supplier. The qualification of a new product supplier or a new supplier of product components could potentially halt or delay the manufacture of the drug involved. Furthermore, we may not be able to obtain API, packaging materials or finished products from a new supplier on terms that are as favorable to us as those agreed to with the initially approved supplier or at reasonable prices.

We also contract with various third parties to package and distribute certain of our products. If we are unable to renew these third party contracts on favorable terms or identify an acceptable replacement or any of these parties experience financial difficulties or fail to satisfy their contractual obligations, we may experience a disruption in our supply chain which could be significant. In the event of such a disruption, we may not have adequate contractual or equitable remedies for any breach.

In addition, our product supply chain could be negatively impacted by a number of other factors outside of our control, including labor disputes or shortages, natural disasters such as hurricanes, floods, fires and earthquakes and security threats. For example, hurricanes are relatively common in Puerto Rico where our Fajardo and Manati facilities are located, and the severity of such natural disasters is unpredictable.

Any delay or disruption in our supply chain could result in our inability to meet the demand for our products or the loss of all or a portion of our market share with respect to such products, and materially adversely affect our revenues, financial condition, results of operations and cash flows.

Pricing pressures from managed care organizations and other third-party payors, government sponsored health systems and regulations relating to Medicare and Medicaid, healthcare reform, pharmaceutical reimbursement and pricing in general could decrease our revenues.

Our commercial success in producing, marketing and selling products depends, in part, on the availability of adequate reimbursement from third-party healthcare payors, such as managed care organizations and government bodies and agencies, for the cost of the products and related treatments. The market for our products may be limited by actions of third-party payors.

Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs, including by developing formularies to encourage plan beneficiaries to utilize preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or if adequate reimbursements are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected. For example, net sales of some of our ACTONEL products in recent years have experienced decreased demand in the United States as a result of aggressive managed care initiatives implemented to favor generic versions of competing branded products, and we cannot ensure that our efforts to address these market share pressures through, among other things, the marketing of our new bisphosphonate product, ATELVIA, will succeed in limiting any further loss of market share.

We also experience pricing pressures from government sponsored health systems, particularly as a result of regulations relating to Medicare and Medicaid. In 2006, the Medicare Part D outpatient prescription drug benefit went into effect, which provides elderly and disabled patients eligible for Medicare with access to subsidized prescription drug coverage. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors. These plan sponsors use their purchasing power under these programs to demand discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. As a result, our revenues from products such as ACTONEL, which are covered by the Medicare drug benefit, have decreased and may decrease further. With respect to our drug products reimbursed under the Medicaid program, most states have established preferred drug lists (“PDLs”) and require that manufacturers pay supplemental rebates, in addition to the federal rebate, to the state in order to be included in the PDL or to avoid being placed in a disfavored position on the state formulary. Publicly funded drug insurance programs operated by provincial and territorial governments in Canada also maintain formularies that similarly may require us to provide our products at reduced prices in order to be listed on the applicable government formulary. In addition, most European Union member states impose controls on the prices at which medicines are reimbursed under state-run healthcare schemes. In many European countries reimbursement of a product is conditional on the agreement by the seller not to sell the product above a fixed price in that country. Often the reimbursement price is established unilaterally by the national authorities and is accompanied by the inclusion of the product on a list of reimbursable products. Some member states operate reference pricing systems in which they set national reimbursement prices by reference to those in other member states. Increased pressures to reduce government healthcare spending and increased transparency of prices following the adoption of the euro have meant that an increasing number of governments have adopted this approach. Furthermore, increased price transparency or the loss of exclusivity, such as our loss of exclusivity for ACTONEL in Western European markets in late 2010, may result in an increase in parallel importation of pharmaceuticals from lower price level countries to higher priced markets, which could lower our effective average selling price.

Recent healthcare reforms have affected, and may further affect, the pricing and reimbursement of our products and have a material adverse effect on our revenues, financial condition, results of operations and cash flows. In the U.S., the enactment of the PPACA substantially changes the way healthcare is financed by both governmental and private payors and significantly affects many companies in the pharmaceutical industry, including us. These changes included, among other things:

•

an increase in certain Medicaid rebates, including (i) the minimum basic Medicaid rebate for branded prescription drugs (from 15.1% of AMP to 23.1% of AMP) and (ii) the additional rebate on “line extensions” of solid oral dosage forms of branded products;

•	a revised definition of AMP that eliminates the inclusion of certain non-retail channel segments;

•	a requirement that manufacturers pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees;

•	an expansion of the categories of entities eligible for Section 340B discounted pricing on outpatient drugs;

•	a requirement that manufacturers provide a 50% discount on prescriptions filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole”; and

•

the payment by drug manufacturers of an annual fee (which is non-deductible for U.S. federal income tax purposes) based on the manufacturer’s market share of sales of branded drugs and biologics to, or pursuant to coverage under, specified U.S. government programs.

In addition, in 2011, regulations and guidance were issued pursuant to the PPACA requiring health plans generally to eliminate any patient cost-sharing, such as co-payments, co-insurance or deductibles, on certain preventive health care services, including oral contraceptives. However, under the regulation, plans may be able to retain some flexibility to use reasonable medical management techniques to determine how to cover preventive services, including the ability to require cost-sharing for branded drugs if a generic version is available. It is not yet clear how this regulation will be implemented and what effect, if any, it may have on the market for branded oral contraceptives such as our LOESTRIN products.

We are unable to predict the future course of health care legislation and regulations, including additional regulations that will be issued to implement the provisions of the PPACA. Further, U.S. federal and state governments as well as foreign governments continue to propose other legislative and regulatory measures aimed at reforming their respective healthcare systems, including proposals in the U.S. to permit the federal government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare. The PPACA and future healthcare reform legislation could decrease the prices we receive for our products or our sales volume, impose additional taxes or other measures that result in an increase to our costs of doing business and have a material adverse effect on our revenues, financial condition, results of operations and cash flows.

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

We previously entered into an Advance Pricing Agreement (the “APA”) with the Internal Revenue Service (the “IRS”) covering the calendar years 2006 through 2010. This APA was applicable to our U.S. operations as they existed prior to the PGP Acquisition. While we are seeking a renewal of our APA covering calendar years after 2010, we cannot ensure that a renewal of our APA will be concluded or that any renewal of the APA will contain terms comparable to those in our APA for the calendar years 2006 through 2010. If we do not renew our APA, while we believe that our transfer pricing arrangements comply with existing U.S. tax rules, the IRS could challenge our transfer pricing arrangements.

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

The pharmaceutical industry is characterized by rapid product development and technological change, and as a result, our pharmaceutical products could be rendered obsolete or their value may be significantly decreased by the development of new technology or new branded pharmaceutical products indicated for the treatment of conditions currently addressed by our products, technological advances that reduce the cost of production or marketing or pricing actions by one or more of our competitors. For example, net sales of our ACTONEL products have experienced decreased demand in the United States due to market share gains by competing products. We cannot ensure that our efforts to address these market share pressures through, among other things, the marketing of new products such as ATELVIA, will succeed in limiting any loss of market share. Some of the companies we compete against have significantly greater resources than we do, and therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Our inability to compete successfully with respect to these or other factors may materially and adversely affect our cash flows or revenues, or may result in our inability to realize the value of our branded pharmaceutical products, including products acquired from third parties, and may require us to record an impairment charge which may be material.

Certain key products generate a significant percentage of our revenues, and any events that adversely affect the markets for these products could materially reduce our revenues and earnings.

For the year ended December 31, 2011, revenues of our ACTONEL, ASACOL and LOESTRIN 24 FE products represented 70% of our total revenue for the period. Any events that adversely affect the future sales of these products could materially reduce our revenues and earnings. These events could include loss of patent protection, competition from generic versions of our products, generic versions of competing branded products (including those that compete with our ACTONEL and oral contraceptive products) and branded products, the discovery of previously unknown side effects, pricing pressures and reimbursement policy changes and any production delays. For example, as discussed elsewhere in this Annual Report, ACTONEL products lost patent protection in Canada and Western European countries in 2010, and certain ACTONEL and ASACOL products have experienced market share declines in the U.S. as a result of competition from other branded and generic products. In addition, ACTONEL revenues in the U.S. have been adversely impacted by declines in the overall oral bisphosphonate market.

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

For example, in the U.S. the Food and Drug Administration Amendments Act of 2007 provided the FDA with extensive authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies (“REMS”). The REMS may include requirements for special labeling or medication guides for patients and special communication plans for healthcare professionals, and may also impose restrictions on the distribution and use of products. For example, if the FDA were to make the requisite findings, it might require that a new product be prescribed only by physicians with certain specialized training, only in certain designated healthcare settings, or only in conjunction with special patient testing and monitoring.

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

Requirements have also been imposed in some states, and proposed in other states, requiring us to provide paper or electronic pedigree information for the drugs that we distribute to help establish their authenticity and to track their movement from the manufacturer through the chain of distribution. These federal and state requirements, and additional requirements that have been proposed and might be adopted, may make it more difficult or burdensome for us to obtain new or expanded approvals for our products, may be more restrictive or come with onerous post-approval or other requirements, may hinder our ability to commercialize approved products successfully, and may harm our business.

Delays and uncertainties in clinical trials or the government approval process for new products could result in lost market opportunities and hamper our ability to recoup costs associated with product development.

FDA approval is generally required before a prescription drug can be marketed in the United States. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drug may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses, and that it will be manufactured to appropriate quality standards. Products marketed outside the United States are also subject to government regulation, which may be equally or more demanding. The clinical trials required to obtain regulatory approvals can be complex and expensive, and their outcomes are uncertain. Positive results from pre-clinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval. Even where clinical trials are completed successfully, the FDA or other regulatory authorities may determine that a product does not present an acceptable risk-benefit profile, and may not approve an NDA or its foreign equivalent or may only approve an NDA or its foreign equivalent with significant restrictions or conditions. The drug development and approval process can be time-consuming and expensive without assurance that the data will be adequate to justify approval of proposed new products. If we are unable to obtain regulatory approval for our products, we will not be able to commercialize our products and recoup our R&D costs. Furthermore, even if we were to obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments. If we are unable to obtain timely product approvals on commercially viable terms, our profitability and business could suffer.

The perceived health risks of our products may affect their acceptability and commercial success.

If perceived health risks arise with respect to any of our products or those of our competitors, it could have an adverse effect on our ability to successfully market our products. For example, studies during the last decade have analyzed the health risks of estrogen therapies (such as our ESTRACE Cream, ESTRACE Tablets, FEMRING and FEMTRACE products) and estrogen-progestogen therapy products (such as FEMHRT), and as a result, the American College of Obstetricians and Gynecologists has recommended that consumers use these products in the lowest possible dose for the shortest possible duration. We believe the publicity surrounding some of these studies resulted in a significant industry-wide decrease in the number of prescriptions being written for estrogen therapy and estrogen-progestogen therapy products, including our HT products.

In addition, case reports in scientific literature have described certain side effects that developed in patients subsequent to alleged use of bisphosphonate medications. Since 2003, there have been case reports of adverse events involving patients who developed osteonecrosis of the jaw (“ONJ”) subsequent to alleged use of bisphosphonates. The majority of these case reports involved multiple myeloma patients who used high doses of intravenous bisphosphonates as part of their cancer therapy. In 2005, the FDA requested that all manufacturers of bisphosphonate medications, such as our bisphosphonate prescription product ACTONEL, which is approved for various osteoporosis indications, include language in their labeling regarding the reports of ONJ. In June 2008, the FDA requested information from all bisphosphonate manufacturers regarding any adverse event reports of atypical femoral fractures. The large majority of the published case reports of atypical femoral fractures have been associated with alendronate, which is marketed for osteoporosis indications by Merck as Fosamax®. In October 2010, the FDA issued a drug safety communication requiring that all manufacturers of bisphosphonate medications approved for osteoporosis indications include language in their labeling regarding the reports of atypical femoral fractures in patients taking these medications. Health Canada has since required similar class labeling in Canada on all bisphosphonate medications. The labeling of our ACTONEL and ATELVIA bisphosphonate products contain language regarding ONJ and atypical femoral fractures. In September 2011, an FDA Advisory Committee was convened to discuss the benefits and risks of long-term bisphosphonate use for osteoporosis indications in light of the potential safety concerns of ONJ and atypical femoral fractures. The Advisory Committee recommended that the labels for bisphosphonate drugs further clarify the duration of use to treat osteoporosis in an effort to minimize safety concerns regarding ONJ and atypical femoral fractures that may be associated with long-term use. Revised labeling addressing the duration of use has not yet been approved by the FDA.

The ultimate effect of these studies, and any further changes in labeling for our products, may further adversely affect the acceptability of our products by patients, the willingness of physicians to prescribe our products for their patients and/or the duration of their therapy.

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

For example, approximately 721 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered pursuant to acquisition agreements to, us in connection with the HT products FEMHRT, ESTRACE Tablets, ESTRACE Cream and medroxyprogesterone acetate. The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institute of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified by the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI Study, WHI investigators again found that estrogen only therapy did not prevent heart disease and, although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro®, products marketed by Wyeth (now Pfizer). See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Further, we may be liable for product liability, warranty or similar claims in relation to our ACTONEL bisphosphonate products. One such set of claims relates to litigation involving ACTONEL, which we acquired in October 2009 in the PGP Acquisition. Since 2003, there have been case reports in scientific literature of adverse events involving patients who developed ONJ subsequent to alleged use of bisphosphonate medications. Following the publication of these reports, several product liability lawsuits were filed against P&G and its partner under the Collaboration Agreement, Sanofi, regarding ACTONEL. These cases primarily alleged that ACTONEL caused the plaintiffs to suffer ONJ, although a few cases alleged atypical femoral fractures, both alone and in conjunction with ONJ claims. In 2010, following case reports of patients who developed atypical femoral fractures after alleged use of bisphosphonate medications, the FDA issued a drug safety communication regarding such reports. Subsequent to the issuance of the FDA’s communication, a number of our more recent product liability claims have alleged only atypical femoral fractures. We are a defendant in approximately 139 cases and a potential defendant with respect to approximately 176 unfiled claims involving a total of approximately 323 plaintiffs and potential plaintiffs arising out of the claimants’ alleged ingestion of ACTONEL. The 176 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims in exchange for our agreement to suspend the statutes of limitations relating to their potential claims. In addition, we are also aware of four purported product liability class actions brought against us in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. Generally, the plaintiffs allege that ACTONEL increases the risk of ONJ and/or atypical femoral fractures and that these risks were not included in the product’s warnings during the relevant time periods. Under the Collaboration Agreement, Sanofi has agreed to indemnify us, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include approximately 90 claims relating to ONJ and other alleged injuries that were pending as of March 31, 2010 and not subsequently dismissed. Pursuant to the April 2010 amendment to the Collaboration Agreement, we are fully responsible for any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. Our agreement with P&G provides that P&G will indemnify us, subject to certain limits, for 50% of the losses from any product liability claims relating to PGP products that were pending as of the closing date of the PGP Acquisition, including approximately 88 claims relating to ONJ and other alleged injuries pending as of October 30, 2009 and not subsequently dismissed. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Product liability insurance coverage is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, if at all. Our product liability insurance may not cover all liabilities we may incur in connection with the development, manufacture or sale of our products. In addition, we may not continue to be able to obtain insurance on satisfactory terms or in adequate amounts.

We currently maintain product liability insurance coverage for claims between $25 million and $170 million, subject to certain exclusions, and are otherwise self-insured. Our insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. Successful claims brought against us in connection with our HT product liability litigation, the ACTONEL-related litigation, or other matters that are either not covered by, or are in excess of, available insurance coverage could subject us to significant liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Such claims could also harm our reputation and the reputation of our products, thereby adversely affecting our ability to market our products successfully. In addition, irrespective of the outcome of product liability claims, defending a lawsuit with respect to such claims could be costly and significantly divert management’s attention from operating our business. Furthermore, we could be rendered insolvent if we do not have sufficient financial resources to satisfy any liability resulting from such a claim or to fund the legal defense of such a claim.

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

The network through which we sell our products has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. Three large wholesale distributors accounted for an aggregate of 60% of our total revenues during the year ended December 31, 2011. If any of our major distributors reduces its inventory levels or otherwise reduces purchases of our products, it could lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

If we fail to comply with government regulations we could be subject to fines, sanctions and penalties that could adversely affect our ability to operate our business.

We are subject to regulation by national, regional, state and local agencies, including, in the United States, the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the U.S. Environmental Protection Agency and other regulatory bodies. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act, the PPACA and other federal and state statutes and regulations in the United States, and equivalent laws and regulations in the European Union and Canada, govern to varying degrees, the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion.

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

All of our sales, marketing, research and other scientific/educational programs and activities are also potentially subject to federal and state consumer protection and unfair competition laws. In addition, in recent years, the federal government and several states in the United States, including California, Connecticut, Massachusetts, Maine, Minnesota, Nevada, New Hampshire, New Mexico, Texas, Vermont and West Virginia, as well as the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing and prohibit certain other sales and marketing practices. Similar legislation is being considered in other states.

Some of the statutes and regulations that govern our activities, such as federal and state anti-kickback and false claims laws, are broad in scope, and while exemptions and statutory safe harbors protecting certain common activities exist, they are often narrowly drawn. Certain other requirements, such as those under the PPACA’s “Sunshine Act” provisions, are new and their breadth and application are uncertain. While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies. In particular, the FDA, the U.S. Department of Justice and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices. On February 22, 2012, we, along with certain non-executive employees in our sales organization, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena we received seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of our current key products. We intend to cooperate in responding to the subpoena, but cannot predict or determine the impact of this inquiry on our future financial condition or results of operations. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our material ongoing governmental investigations.

A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions. The U.S. Attorney’s investigation and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business. Any of these types of investigations or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

If an acquisition candidate is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. Furthermore, we do not know if we will be able to finance the acquisition or integrate an acquired product into our existing operations. The negotiation and completion of potential acquisitions could result in a significant diversion of management’s time and resources and potentially disrupt our ongoing business. Future product acquisitions may result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expense, as well as significant charges relating to integration costs.

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

Our identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions (including the PGP Acquisition), were $2,420 million at December 31, 2011, representing approximately 48% of our total assets of $5,030 million. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $1,029 million at December 31, 2011, representing approximately 20% of our total assets. The majority of our intangible assets are owned by our Puerto Rican subsidiary.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Financial Accounting Standards Board Accounting Standards Codification No. 350 “Intangibles—Goodwill and other”, goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, the launch of a generic equivalent of any of our products, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any determination requiring the write-off of a significant portion of intangible assets may have an adverse effect on our financial condition and results of operations. For example, in connection with our annual review of intangible assets during the fourth quarter of 2008, we recorded a non-cash impairment charge of $163 million relating to our OVCON / FEMCON FE product family.

If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business.

In the U.S., we participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The minimum amount of the rebate for each unit of product is set by law as 23.1% of AMP of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment, if necessary.

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

Under the Veterans Health Care Act (“VHCA”), manufacturers are required to offer certain drugs and biologics at a discount to a number of federal agencies including the Veterans’ Administration (“VA”), the

Department of Defense, and the Public Health Service in order to participate in other federal funding programs including Medicare and Medicaid. Through contractual agreements with the VA implementing the requirements of the VHCA, we must offer certain products on the VA Federal Supply Schedule and through other contract vehicles at prices that are equal to or lower than the Federal Ceiling Price, which is a price determined through the use of a statutory formula that provides for a discount off the average price to wholesalers. In addition, legislative changes require that similarly discounted prices be offered for certain Department of Defense purchases for its TRICARE program via a rebate system.

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

Our financial condition could be negatively affected by unfavorable results in our outstanding litigation matters, including those described in “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report, or in lawsuits that may be initiated in the future. Our outstanding litigation matters include intellectual property litigation, product liability litigation, employment litigation, such as unfair dismissal and federal and state fair labor and minimum wage law suits, and litigation relating to rebates and other pricing matters, any of which, if adversely decided, could negatively affect our business, results of operations, financial condition and cash flows.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2011, we had total indebtedness of $3,863 million.

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

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase because debt under our New Senior Secured Credit Facilities bears interest at our option at adjusted LIBOR (subject to a floor rate in most cases) plus an applicable margin or ABR plus an applicable margin. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

Current global economic conditions could negatively affect our business and operating results.

Our business may be adversely affected by global economic conditions. A prolonged economic downturn may decrease the prices that third-party payors, such as managed care organizations and government bodies and agencies, are willing or able to pay for our products and/or lead to the implementation of other cost containment measures that could adversely affect our revenues. For example, challenging fiscal conditions in many European countries have resulted in austerity measures aimed at, among other things, reducing the prices that state-run healthcare schemes pay for drugs. In addition, as a result of an economic downturn, individuals may experience reductions in healthcare coverage due to job losses or cutbacks in benefits provided by employers under group health plans. This could, in turn, lead to changes in patient behavior that negatively impact sales of our products, including delaying or foregoing treatment. Also, if any of the third parties that we rely on for certain aspects of our business, including our suppliers, wholesalers and our collaboration partners, experience financial difficulties as a result of any economic downturn or continued uncertainty in global economic conditions, it could disrupt our operations and have a material adverse effect on our business and operating results.

Risks Relating to Our Ordinary Shares

Future sales of our shares could depress the market price of our ordinary shares.

Sales of a substantial number of our ordinary shares, in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our ordinary shares. As of December 31, 2011, we had a total of approximately 250.2 million of our ordinary shares outstanding.

In November 2009, certain of our shareholders sold 23.0 million ordinary shares in the 2009 Secondary Offering. The selling shareholders included the Sponsors, certain other institutional shareholders and members of our senior management. During 2010, one of our Sponsors divested (either by sale or via a distribution to its investors) the remainder of its holdings of our shares, or approximately 33.8 million ordinary shares in the aggregate. In March 2011, certain of our shareholders sold an aggregate of approximately 26.5 million ordinary shares in the 2011 Secondary Offering. The selling shareholders included the remaining Sponsors and members of our senior management. As of December 31, 2011, our remaining Sponsors collectively beneficially owned approximately 31% of our outstanding ordinary shares. All of the ordinary shares held by them were issued and sold by us in private transactions and are eligible for public sale if registered under the Securities Act or sold in accordance with Rule 144 thereunder, subject to volume and manner of sale limits and contractual restrictions. The remaining Sponsors have the right, subject to certain conditions, to cause us to register the ordinary shares that they currently own, and members of our senior management, who own substantially all of the remaining outstanding ordinary shares that are not freely tradable, have “piggyback” registration rights in respect of any such Sponsor-requested registration. In addition, our articles of association permit the issuance of up to approximately 249.8 million additional ordinary shares. Thus, we have the ability to issue substantial amounts of ordinary shares in the future, which would dilute the percentage ownership held by current shareholders.

In addition, we have also filed a registration statement on Form S-8 under the Securities Act to register up to approximately 17.3 million of our ordinary shares issued pursuant to awards granted under the Warner Chilcott Equity Incentive Plan (the “Plan”), plus an indeterminate number of additional shares to prevent dilution resulting from stock splits, stock dividends such as the Special Dividend, or similar transactions. As restricted share awards and their equivalents under the Plan are granted and vest and option awards under the Plan are granted, vest and are exercised, subject to certain limitations under the management shareholders agreement, the shares vesting and/or issued on exercise, as applicable, generally will be available for sale in the open market by holders who are not our affiliates and, subject to the volume and other applicable limitations of Rule 144, by holders who are our affiliates. As of December 31, 2011, options to purchase approximately 6.8 million of our ordinary shares were outstanding (of which options to acquire approximately 4.1 million ordinary shares were vested). In addition, as of December 31, 2011, approximately 6.1 million restricted shares and their equivalents were granted under the Plan (of which approximately 4.0 million shares were vested).

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

As of December 31, 2011, our remaining Sponsors collectively beneficially owned approximately 31% our outstanding ordinary shares. As a result, if such Sponsors act collectively, they could exercise substantial influence over the composition of our board of directors and the vote of our ordinary shares. If this were to occur, our remaining Sponsors could have a significant amount of control over our decisions to enter into any corporate transaction and could make it very difficult for us to enter into any transaction that requires the approval of our stockholders even if other equity holders believe that any such transactions are in their own best interests. If our remaining Sponsors act collectively, they could also exercise substantial control over our decision to make acquisitions that increase our indebtedness or sell revenue-generating assets. Additionally, our remaining Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our remaining Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our remaining Sponsors continue to own a significant amount of our equity, if they exercise their shareholder rights collectively, they would be able to significantly influence our decisions.

We are incorporated in Ireland, and Irish law differs from the laws in effect in the United States and may afford less protection to, or otherwise adversely affect, our shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, we are governed by the Irish Companies Acts (the “Companies Act”). The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. For example, under Irish law, the duties of directors and officers of a company are generally owed to the company only. As a result, shareholders of Irish companies do not have the right to bring an action against the directors or officers of a company, except in limited circumstances. In addition, depending on the circumstances, you may be subject to different or additional tax consequences under Irish law as a result of your acquisition, ownership and/or disposition of our ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax and capital acquisitions tax.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our pharmaceutical manufacturing facility in Fajardo, Puerto Rico houses approximately 194,000 sq. ft. of manufacturing space. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse that we lease from a third party. The Fajardo facility currently manufactures many of our women’s healthcare products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages our DORYX and ENABLEX products.

In the PGP Acquisition, we acquired facilities in Weiterstadt, Germany and in Manati, Puerto Rico. The facility in Weiterstadt, Germany houses approximately 50,000 sq. ft. of manufacturing space and 54,000 sq. ft. of warehouse space. The Weiterstadt facility currently manufactures ASACOL tablets and packages ACTONEL for distribution outside the U.S. The facility in Manati, Puerto Rico houses approximately 131,000 sq. ft. of warehousing, distribution and administrative space.

We also own a 154,000 sq. ft. facility in Larne, Northern Ireland, 54,000 sq. ft. of which is leased to a third party. The remainder is dedicated to the manufacture of our vaginal rings, research and product development as well as development of analytical methods. In addition, we acquired a facility in Dundalk, Ireland in March 2010 which houses approximately 55,000 sq. ft. of administrative and laboratory space.

As of December 31, 2011, we leased approximately 9,500 square feet of office space in Dublin, Ireland, where our corporate headquarters are located, and 97,000 sq. ft. of office space in Rockaway, New Jersey, where our U.S. operations are headquartered.

Item 3. Legal Proceedings.

See “Note 16” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices for Ordinary Shares

Our ordinary shares trade on The NASDAQ Global Market under the symbol “WCRX”. The following table presents the high and low prices for our ordinary shares on The NASDAQ Global Market during the periods indicated:

	High	Low
2011:
First Quarter (ended March 31, 2011)	$25.07	$21.70
Second Quarter (ended June 30, 2011)	$25.92	$21.99
Third Quarter (ended September 30, 2011)	$24.65	$13.63
Fourth Quarter (ended December 31, 2011)	$19.00	$12.90
2010:
First Quarter (ended March 31, 2010)	$29.24	$24.85
Second Quarter (ended June 30, 2010)	$28.95	$21.75
Third Quarter (ended September 30, 2010)	$30.57	$20.31	(1)
Fourth Quarter (ended December 31, 2010)	$25.32	$19.01

(1)	See “Cash Dividends” below.

As of January 30, 2012, there were 6 registered holders of record for our ordinary shares and 249,337,918 shares outstanding. Because many of our ordinary shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our ordinary shares on The NASDAQ Global Market on January 30, 2012 was $16.84.

Cash Dividends

On September 8, 2010, we paid a special cash dividend of $8.50 per share to shareholders of record on August 30, 2010. We do not, however, pay cash dividends to our stockholders on a regular basis, and during the year ended December 31, 2011, we did not pay any cash dividends to our stockholders. We currently intend to retain future earnings to fund the development and growth of our business, to repay our outstanding indebtedness and to fund share redemptions under our Redemption Program and, therefore, do not anticipate paying regular cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board.

Performance Graph

The following graph shows the value as of December 31, 2011 of a $100 investment in our ordinary shares as if made on December 31, 2006, as compared with similar investments based on the value of (i) the NASDAQ Composite Index and (ii) the NASDAQ Pharmaceuticals Index in each case on a “total return” basis assuming reinvestment of dividends. The index values were calculated assuming an initial investment of $100 in such indexes on December 31, 2006. The stock performance shown below is not necessarily indicative of future performance.

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. The Performance Graph represents the performance of the Class A common stock of Warner Chilcott Limited from December 31, 2006 until the effective time of the Redomestication following the close of business on August 20, 2009, and the performance of our ordinary shares from August 21, 2009 through December 31, 2011. The Class A common stock of Warner Chilcott Limited was also listed on The NASDAQ Global Market under the symbol “WCRX”. In connection with the Redomestication, Warner Chilcott Limited became a wholly owned subsidiary of Warner Chilcott plc.

Comparative values:

	Warner Chilcott Stock	NASDAQ Composite Index	NASDAQ Pharmaceuticals Index
On December 31, 2006	$100.00	$100.00	$100.00
On December 31, 2007	$128.29	$110.26	$90.99
On December 31, 2008	$104.92	$65.65	$84.71
On December 31, 2009	$206.01	$95.19	$95.64
On December 31, 2010	$227.39	$112.10	$100.10
On December 31, 2011	$152.50	$110.81	$110.44

Unregistered Sales of Securities

None.

Repurchases of Equity Securities During the Quarter Ended December 31, 2011

The following table provides information with respect to ordinary shares redeemed by us during the fourth quarter of 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to 31	—	$—	—	$—
November 1 to 30	1,824,146	15.33	1,824,146	222,035,842
December 1 to 31	1,851,980	14.98	1,851,980	194,306,691

Total	3,676,126	15.15	3,676,126	194,306,691

(1)	All shares were redeemed pursuant to a 10b5-1 plan entered into in connection with the announcement of our Redemption Program.

(2)	On November 9, 2011, we announced that our Board of Directors had authorized the Redemption Program, which will terminate on the earlier to occur of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2009, 2008 and 2007, and for the years ended December 31, 2008 and 2007 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report and in previously filed Annual Reports on Form 10-K.

	Year Ended December 31,
(dollars and share amounts in thousands, except per share amounts)	2011(1)	2010(1)	2009(1)	2008	2007
Statement of Operations Data:
Total revenue(2)	$2,728,106	$2,974,482	$1,435,816	$938,125	$899,561
Costs and expenses:
Cost of sales (excluding amortization of intangible assets)(3)	356,144	492,801	320,278	198,785	185,990
Selling, general and administrative	923,925	1,090,351	436,384	192,650	265,822
Restructuring costs(4)	103,780	—	—	—	—
Research and development	107,796	146,506	76,737	49,956	54,510
Amortization of intangible assets	596,305	652,920	312,172	223,913	228,330
Impairment of intangible assets(5)	—	—	—	163,316	—
(Gain) on sale of assets(6)	—	—	(393,095)	—	—
Net interest expense(7)(8)(9)	339,923	284,448	124,617	93,116	117,618

Income before taxes	300,233	307,456	558,723	16,389	47,291
Provision for income taxes	129,087	136,484	44,605	24,746	18,416

Net income / (loss)	$171,146	$170,972	$514,118	$(8,357)	$28,875

Per Share Data(10)(11)(12):
Earnings / (loss) per ordinary share—basic	$0.68	$0.68	$2.05	$(0.03)	$0.12
Earnings / (loss) per ordinary share—diluted	$0.67	$0.67	$2.05	$(0.03)	$0.12
Dividends per share(7)	$—	$8.50	—	—	—
Weighted average shares outstanding—basic	252,047	251,302	250,565	249,807	248,916
Weighted average shares outstanding—diluted	254,313	253,851	251,219	249,807	250,454
Balance Sheet Data (at period end):
Cash and cash equivalents	$616,344	$401,807	$539,006	$35,906	$30,776
Total assets(3)(4)(5)(6)(7)(8)	5,030,029	5,651,989	6,054,114	2,582,891	2,884,974
Total debt(6)(7)(8)(9)	3,862,796	4,678,664	3,039,460	962,557	1,200,239
Shareholders’ equity / (deficit)(7)(10)(11)(12)	69,131	(65,642)	1,889,093	1,349,920	1,354,420

(1)	On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between us and P&G, we acquired PGP from P&G for $2,919 million in cash and the assumption of certain liabilities in the PGP Acquisition. Under the terms of the Purchase Agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60 million. We recorded adjustments to the fair value of our assets and liabilities as of the date of the PGP Acquisition. This resulted in a significant increase to intangible assets, including in-process research & development (“IPR&D”). During 2009, 2010 and 2011, the following items were included in our operating results:

•	total revenues and the related cost of sales for PGP products beginning October 30, 2009;

•

a charge of $106 million in the year ended December 31, 2010 and $74 million in the year ended December 31, 2009 in cost of sales attributable to a purchase accounting adjustment increasing the opening value of the inventories acquired in the PGP Acquisition that was recorded as that inventory was sold during each respective period;

•	SG&A and R&D expenses from PGP, including transaction costs and transition services expenses paid to P&G;

•	amortization expense for intangible assets acquired in the PGP Acquisition; and

•	increased interest expense from the $2,600 million in aggregate term loan indebtedness we incurred under our Prior Senior Secured Credit Facilities to complete the PGP Acquisition.

(2)	The increase in total revenues in the years ended December 31, 2007 through 2010 was, in part, due to the successful commercialization of internally developed products.
(3)	In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $23 million in the year ended December 31, 2011 for the write-down of certain property, plant and equipment. Additionally, severance costs of $8 million were recorded in the year ended December 31, 2011. The expenses related to the Manati repurposing were recorded as a component of cost of sales.
(4)	In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. Severance costs of $101 million were recorded in the year ended December 31, 2011 and were included as a component of restructuring costs in the consolidated statement of operations. Also included as restructuring costs in the consolidated statement of operations were certain contract termination expenses of $3 million in the year ended December 31, 2011.
(5)	During the year ended December 31, 2008, we recorded a noncash impairment charge related to the OVCON/FEMCON product family intangible asset as our forecast of future cash flows declined compared to prior forecasts.
(6)	On September 23, 2009, we agreed to terminate our exclusive product licensing rights from LEO in the United States to TACLONEX, TACLONEX SCALP, DOVONEX and all other dermatology products in LEO’s development pipeline, and sold the related assets to LEO, for $1,000 million in cash. The LEO Transaction resulted in a gain of $380 million, net of tax. The LEO Transaction impacted our financial position as follows:

•	Goodwill was reduced by $252 million; and

•	Intangible assets were reduced by $220 million.

A portion of the cash proceeds were used to terminate our then outstanding 2005 Senior Secured Credit Facilities. As a result of the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, continue to distribute DOVONEX and TACLONEX for LEO, for a distribution fee, through September 23, 2010. On June 30, 2010 LEO assumed responsibility for its own distribution services.
(7)	We declared and paid the Special Dividend to our shareholders on September 8, 2010 of $8.50 per share, or $2,144 million in the aggregate. At the time of the Special Dividend, our retained earnings were in a deficit position. As a result, the Special Dividend reduced our additional paid-in-capital from $2,087 million to zero. The remaining portion of the Special Dividend increased the accumulated deficit by $57 million. In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500 million aggregate principal amount of new term loan indebtedness in connection with an amendment to our Prior Senior Secured Credit Facilities and issued $750 million aggregate principal amount of 7.75% senior notes due 2018. The incurrence of such indebtedness impacted our interest expense during the years ended December 31, 2011 and 2010.
(8)	On September 23, 2010, we and Novartis entered into a definitive asset purchase agreement pursuant to which we agreed to acquire the U.S. rights to Novartis’ ENABLEX product for an upfront payment of $400 million in cash at closing, plus future milestone payments of up to $20 million in the aggregate based on 2011 and 2012 net sales of ENABLEX. On September 29, 2010, we issued $500 million aggregate principal amount of Additional 7.75% Notes in order to fund the $400 million upfront payment in connection with the ENABLEX Acquisition and for general corporate purposes. The incurrence of such indebtedness impacted our interest expense during the years ended December 31, 2011 and 2010.
(9)	In March 2011, we refinanced our senior secured indebtedness. We used the proceeds of our term loan borrowings under our New Senior Secured Credit Facilities, as well as approximately $279 million of cash on hand, to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans under our Prior Senior Secured Credit Facilities, terminate our Prior Senior Secured Credit Facilities and to pay related fees and expenses and accrued interest. The refinancing had the effect of extending the maturity profile of our senior secured indebtedness and reducing certain LIBOR floors and interest margins.
(10)	As part of the Redomestication on August 20, 2009, each holder of Warner Chilcott Limited’s outstanding Class A common shares, par value $0.01 per share, received ordinary shares, par value $0.01 per share, of Warner Chilcott plc on a one-for-one basis. References throughout to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the effective time of the scheme of arrangement and to Warner Chilcott plc’s ordinary shares, par value $0.01 per share, since the effective time of the scheme of arrangement.
(11)	We were in a net loss position for the year ended December 31, 2008. The effect from the exercise of outstanding stock options and the vesting of restricted shares and their equivalents during the periods would have been anti-dilutive. Accordingly, the effect of the shares issuable upon exercise of such stock options and the restricted shares and their equivalents have not been included in the calculation of diluted earnings per share for the year ended December 31, 2008.
(12)	On November 9, 2011, we announced a program to redeem up to an aggregate amount of $250 million of our outstanding ordinary shares. In accordance with this program, we redeemed 3.7 million shares in the year ended December 31, 2011 for an aggregate cost of $56 million. Following such redemption such shares were cancelled. As a result, the par value of our outstanding ordinary shares and retained earnings were reduced.

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

Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments of the branded pharmaceuticals market, primarily in North America. We are a fully integrated company with internal resources dedicated to the development, manufacture and promotion of our products. Our franchises are comprised of complementary portfolios of established branded and development-stage products that we actively manage throughout their life cycle. Multiple products make up our existing sales base and several of these provide opportunities for future growth.

2011 Strategic Transactions

During 2011, we completed the following strategic transactions that impacted our results of operations and will continue to have an impact on our future operations.

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

Western European Restructuring

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. We currently expect to complete the restructuring by the middle of 2012. The implementation of the restructuring plan impacts approximately 500 employees in total. Pretax severance costs of $101 million were recorded in the year ended December 31, 2011 and were included as a component of restructuring costs in our consolidated statement of operations. Also included in restructuring costs were certain pretax contract termination expenses of $3 million in the year ended December 31, 2011. We expect the restructuring costs in 2012 will be significantly less than the amounts recorded in the year ended December 31, 2011. As a result of agreements reached with certain local European works councils subsequent to December 31, 2011, we will record net expenses of approximately $30 million in our consolidated statement of operations in the year ended December 31, 2012 as a component of restructuring costs. As a result of the execution of the final agreements and the timing of the termination of employees, we anticipate that these expenses will include severance charges recorded in the quarter ended March 31, 2012 and certain contract termination expenses and pension curtailment gains recorded during the year ended December 31, 2012. The majority of the remaining severance related costs and other liabilities are expected to be settled in cash within the next twelve months.

Manati Facility

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $23 million relating to the write-down of certain property, plant and equipment and $8 million of severance charges in the year ended December 31, 2011. These expenses were included as a component of cost of sales. The majority of severance costs relating to the Manati repurposing were settled in cash during the quarter ended June 30, 2011.

Redemption Program

On November 9, 2011, we announced that our Board of Directors authorized the redemption of up to an aggregate of $250 million of our ordinary shares (the “Redemption Program”). Pursuant to the Redemption Program, we recorded the redemption of 3.7 million ordinary shares in the year ended December 31, 2011 at an aggregate cost of $56 million. Following the settlement of such redemptions, we cancelled all shares redeemed. The Redemption Program will terminate on the earlier to occur of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

2010 Strategic Transactions

During 2010, we completed three strategic transactions that impacted our results of operations and will continue to have an impact on our future operations.

Amendment of the Sanofi Collaboration Agreement

In April 2010, we and Sanofi-Aventis U.S. LLC (“Sanofi”) entered into an amendment to our global collaboration agreement pursuant to which we co-develop and market ACTONEL products on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). Under the terms of the amendment, we took full operational control over the promotion, marketing and research and development (“R&D”) decisions for ACTONEL products, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these territories. In return, it was agreed that for the remainder of the term of the Collaboration Agreement Sanofi would receive, as part of the global collaboration agreement between the parties, payments from us which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed percentage of either United States and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory. For a further description of the Collaboration Agreement see “Note 8” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Special Dividend Transaction

On September 8, 2010, we paid a special cash dividend of $8.50 per share, or $2,144 million in the aggregate, to shareholders of record on August 30, 2010 (the “Special Dividend”). In order to fund the Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500 million aggregate principal amount of new term loan indebtedness in connection with an amendment to our Prior Senior Secured Credit Facilities and issued $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). These transactions are referred to in this Annual Report collectively as the “Leveraged Recapitalization”. The incurrence of this indebtedness and the indebtedness incurred in connection with the ENABLEX Acquisition (as defined below) impacted our interest expense during the years ended December 31, 2011 and 2010.

ENABLEX Acquisition

On October 18, 2010, we acquired the U.S. rights to Novartis Pharmaceuticals Corporation’s (“Novartis”) ENABLEX product for an upfront payment of $400 million in cash at closing, plus potential future milestone payments of up to $20 million in the aggregate based on 2011 and 2012 net sales of ENABLEX (the “ENABLEX Acquisition”). Concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX in the U.S. market. We issued an additional $500 million aggregate principal amount of 7.75% senior notes due 2018 (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”) on September 29, 2010 in order to fund the ENABLEX Acquisition and for general corporate purposes.

2009 Strategic Transactions

During 2009, we completed two strategic transactions that impacted our results of operations during the fourth quarter of 2009 and the full years 2010 and 2011, and will continue to have an impact on our future operations.

PGP Acquisition

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between us and The Procter & Gamble Company (“P&G”), we acquired P&G’s global branded pharmaceuticals business (“PGP”) for $2,919 million in cash and the assumption of certain liabilities (the “PGP Acquisition”). Under the terms of the purchase agreement, we acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60 million. The total purchase price of $2,919 million was allocated to the fair value of the assets acquired and liabilities assumed as of the date of the PGP Acquisition. The purchase price allocation was finalized in October 2010 and was completed based on a valuation conducted by an independent third party valuation firm. In order to fund the majority of the consideration for the PGP Acquisition, certain of our subsidiaries entered into senior secured credit facilities (the “Prior Senior Secured Credit Facilities”), initially comprised of $2,950 million in aggregate term loan facilities and a $250 million revolving credit facility. On October 30, 2009, we borrowed $2,600 million of the aggregate $2,950 million of term loan facilities to finance the PGP Acquisition. On December 16, 2009, in connection with an amendment (“Amendment No. 1”) to the Prior Senior Secured Credit Facilities, (i) the committed but undrawn $350 million delayed-draw term loan facility was terminated, and (ii) the agreement was amended to create a new tranche of term loans which was borrowed on December 30, 2009 by our U.S. subsidiary, Warner Chilcott Corporation, in an aggregate principal amount of $350 million in order to finance, together with cash on hand, the repurchase and redemption of our then outstanding 8.75% senior subordinated notes (the “8.75% Notes”).

The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in our consolidated statement of operations. The purchase price allocation presented below provides the fair values of all the net assets acquired based on the final independent valuation.

Purchase Price:
Total cash consideration	$2,919

Identifiable net assets:
Trade accounts receivable (approximates contractual value)	$296
Inventories	256
Other current and long term assets	77
Property, plant and equipment	85
Intangible Assets—intellectual property	2,556
In-process research and development	248
Other current and long term liabilities	(669)
Deferred income taxes, net	40

Total identifiable net assets	2,889

Goodwill	30

Total	$2,919

In connection with the closing of the PGP Acquisition and in order to facilitate the transition of the PGP business, we and P&G entered into a Transition Services Agreement, effective as of October 30, 2009 (the “Transition Services Agreement”). Pursuant to the terms of the Transition Services Agreement, P&G agreed to provide us with specified services for a limited time following the closing of the PGP Acquisition, including with respect to the following: order acquisition and management, distribution, customer service, purchasing and procurement systems, integrated supply network systems, manufacturing execution systems, IT support, sales and marketing, research and development and regulatory and certain accounting and finance related services. We agreed to pay P&G a fee for these services through the term of the Transition Services Agreement. The Transition Services Agreement expired during the fourth quarter of 2010.

LEO Transaction

On September 23, 2009, we entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid us $1,000 million in cash in order to terminate our exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all products in LEO’s development pipeline) in the United States and to acquire certain assets related to our distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). We recognized an initial pre-tax gain of $393 million on the sale of assets in the LEO Transaction. The LEO Transaction closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. As a result of the distribution agreement with LEO, our gross margin percentage was negatively impacted beginning in the fourth quarter of 2009 and also in the first two quarters of 2010, as we recorded net sales and cost of sales at nominal distributor margins. In addition, we agreed to provide certain transition services for LEO for a period of up to one year after the closing. On June 30, 2010, LEO assumed responsibility for its own distribution services, and on July 15, 2010 the parties formally terminated the distribution agreement.

During the quarter ended September 30, 2009, in connection with the distribution agreement mentioned above, we recorded a deferred gain of $69 million relating to the sale of certain inventories in connection with the LEO Transaction. Pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Sub Topic 605-25 “Revenue Recognition—Multiple Element Arrangements” separate contracts with the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement. The LEO Transaction and distribution agreement contained

(i) multiple deliverables, (ii) a delivered element with stand-alone value (intangible asset), and (iii) objective and reliable evidence of the undelivered item’s fair value. For the undelivered element, inventory, we retained title and the risks and rewards of ownership. The total arrangement consideration (or purchase price) of $1,000 million was allocated among the units of accounting as set forth in ASC Sub Topic 605-25 “Revenue Recognition—Multiple Element Arrangements” paragraph 30-1, and the portion of the gain in the amount of $69 million on the undelivered product inventory at fair value, was deferred as of September 30, 2009.

We subsequently sold the inventory on behalf of LEO to our trade customers in the normal course of business and recognized revenues of approximately $77 million, $63 million and $26 million, and the related cost of sales of approximately $43 million, $37 million and $17 million during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, respectively. The amounts were recognized as sales and cost of sales in our statement of operations when the earnings process was culminated as the goods were delivered to our trade customers.

Factors Affecting Our Results of Operations

Revenue

We generate two types of revenue: revenue from product sales (including contract manufacturing) and other revenue which currently includes royalty revenue and revenue earned under co-promotion and distribution agreements. Since the PGP Acquisition on October 30, 2009, we have generated additional revenues mainly from the sale of ACTONEL, ASACOL and ENABLEX. As a result, our operating results related to the PGP-acquired products include twelve months in 2011 and 2010 as compared to only two months in the 2009 period. In addition, as a result of the LEO Transaction, beginning in October 2009 and continuing through June 2010, we recorded revenue and cost of sales of DOVONEX and TACLONEX for LEO at nominal distributor margins under the LEO distribution agreement. Subsequent to June 30, 2010, we no longer recorded revenues and cost of sales related to DOVONEX or TACLONEX.

Net Sales

We promote a portfolio of branded prescription pharmaceutical products currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments of the branded pharmaceuticals market, primarily in North America. To generate demand for our products, our sales representatives make face-to-face promotional and educational presentations to physicians who are potential prescribers of our products. By informing these physicians of the attributes of our products, we generate demand for our products with physicians, who then write prescriptions for their patients, who in turn go to the pharmacy where the prescription is filled. Pharmacies buy our products either through wholesale pharmaceutical distributors or directly from us (for example, retail drug store chains) in certain markets. We recognize revenue when title and risk of loss pass to our customers, net of sales-related deductions.

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

We generate revenue primarily from the sale of branded pharmaceutical products in the North American and Western European markets including our osteoporosis products (ACTONEL and ATELVIA), our oral contraceptives (LOESTRIN 24 FE, LO LOESTRIN FE, and others), our HT products (ESTRACE Cream, FEMHRT, and others), our gastroenterology product (ASACOL), our oral antibiotic for the adjunctive treatment of severe acne (DORYX) and our urology product (ENABLEX). Prior to the LEO Transaction in September 2009 and during the subsequent period through June 30, 2010 when we sold product for LEO under the distribution agreement, our revenue also included sales of LEO’s psoriasis products (TACLONEX and DOVONEX). Our revenue from sales of these products consists primarily of sales invoiced less returns and other sales-related deductions (also see Critical Accounting Policies—“Revenue Recognition” for a detailed description of our sales-related deductions). In addition to the products listed above, we earn a small portion of revenues from the sale of generic products under profit-sharing supply and distribution agreements with third parties. The revenue we earn under these agreements is included with our related branded product revenue for financial reporting purposes.

Included in net sales are amounts earned under contract manufacturing agreements. Contract manufacturing is not an area of strategic focus for us as the profit margins are significantly below the margins realized on sales of our branded products.

Changes in revenue from sales of our products from period to period are affected by factors that include the following:

•

changes in the level of competition faced by our products, including changes due to the launch of new branded products by our competitors and the introduction of generic equivalents of our branded products or those of our competitors prior to, or following, the loss of regulatory exclusivity or patent protection. For example, we lost exclusivity for FEMCON FE and certain versions of FEMHRT in the U.S. in early 2011, ACTONEL in Canada in early 2010 and in Western European markets in late 2010;

•	changes in the level of promotional or marketing support for our products and the size of our sales force;

•	expansions or contractions of the pipeline inventories of our products held by our customers;

•	changes in the regulatory environment, including the impact of healthcare reforms in the U.S. and other markets we serve;

•	our ability to successfully develop or acquire and launch new products;

•	changes in the level of demand for our products, including changes based on general economic conditions in North America and Western European economies;

•	long-term growth or contraction of our core therapeutic markets, currently women’s healthcare, gastroenterology, dermatology and urology;

•

price changes, which are common in the branded pharmaceutical industry and for the purposes of our period-over-period comparisons, reflect the average gross selling price billed to our customers before any sales-related deductions;

•

changes in the levels of sales-related deductions, including those resulting from changes in utilization levels or the terms of our customer loyalty card programs and the utilization and / or rebates paid under commercial and government rebate programs.

We and Sanofi are parties to the Collaboration Agreement pursuant to which we co-develop and market ACTONEL on a global basis, excluding Japan. ATELVIA, our new risedronate sodium delayed-release product is also currently sold in the United States pursuant to the Collaboration Agreement. As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of our transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, we and/or Sanofi have reduced or discontinued our marketing and promotional efforts in certain territories covered by the Collaboration Agreement. Our and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where we have full control over all product development decisions. Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by us. In certain geographic markets, we and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where we are deemed to be the principal in transactions with customers, we recognize all revenues from sales of the product along with the related product costs. Our share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where we are not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. As discussed above, in April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these jurisdictions. In return, it was agreed that for the remainder of the term of the Collaboration Agreement, Sanofi would receive, as part of the global collaboration payments between the parties, payments from us which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed upon percentage of either United States and Puerto Rico actual net sales or an agreed minimum threshold for the territory. We will continue to sell ACTONEL and ATELVIA products with Sanofi in accordance with our obligations under the Collaboration Agreement until the termination of the Collaboration Agreement on January 1, 2015, at which time all of Sanofi’s rights under the Collaboration Agreement will revert to us. For a discussion of the Collaboration Agreement, see “Part I. Item 1. Business—Alliance with Sanofi.”

Other Revenue

We recognize other revenue as a result of licensing our patents and intellectual property rights, based on third-party sales, as earned in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of “other revenue”. In addition, we recognize revenue earned based on a percentage of our co-promotion partners’ net sales on a net basis in “other revenue” when the co-promotion partners ship the products and title passes to their customers.

Cost of Sales (excluding amortization and impairment of intangible assets)

Cost of sales represents the total costs associated with our inventory that we sell to our customers. We currently have manufacturing capabilities in our facilities in Fajardo, Puerto Rico, Weiterstadt, Germany and Larne, Northern Ireland. We also have supply contracts with our third-party manufacturers and development partners, such as Contract Pharmaceuticals Limited Niagara (“CPL”) (ESTRACE Cream), Mayne Pharma International Pty. Ltd. (“Mayne”) (DORYX), Novartis (ENABLEX) and Norwich Pharmaceuticals Inc. (“NPI”) (ACTONEL and ATELVIA). Our supply agreements with these third-party manufacturers and development partners may include minimum purchase requirements and may provide that the price we pay for the products we sell can be increased based on factors outside of our control such as inflation, increases in the third-party manufacturer costs or other factors.

For products that we manufacture and package in our facilities, (including as of December 31, 2011, LOESTRIN 24 FE, LO LOESTRIN FE and FEMHRT), our direct material costs include the costs of purchasing raw materials and packaging materials. For products that we only package (including as of December 31, 2011, DORYX and a portion of ACTONEL), our direct material costs include the costs of purchasing packaging materials. For products that we only manufacture (including as of December 31, 2011, ASACOL), our direct material costs include the costs of purchasing materials. Direct labor costs for these products consist of payroll costs (including benefits) of employees engaged in production, packaging and quality control in our manufacturing plants. The largely fixed indirect costs of our manufacturing plants consist of production, overhead and certain laboratory costs. We record provisions for inventory obsolescence as a component of cost of sales. We do not include amortization or impairments of intangible assets as components of cost of sales.

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

In September 2005 and January 2006, we became the exclusive licensee of the U.S. sales and marketing rights to TACLONEX and DOVONEX, respectively, under agreements with LEO. We were obligated to pay LEO specified supply fees and royalties based on a percentage of our net sales. We terminated these arrangements with LEO as part of the LEO Transaction in September 2009.

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

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges in the year ended December 31, 2011 for the write-down of certain property, plant and equipment and severance-related costs. These expenses were included as components of cost of sales in our consolidated statements of operations.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of selling and distribution expenses, A&P and general and administrative expenses (“G&A”). Selling and distribution and A&P expenses consist of all expenditures incurred in connection with the sales and marketing of our products, including warehousing costs. Following the PGP Acquisition, our share of selling and distribution, A&P, and contractual expenses under the Collaboration Agreement are also recognized in SG&A expenses.

The major items included in selling and distribution and A&P expenses are:

•	since the close of the PGP Acquisition in October 2009, co-promotion expenses related to the Collaboration Agreement;

•	costs associated with employees in the field sales forces and sales force management, including salaries, benefits and incentive bonuses;

•	promotional and advertising costs, including samples, medical education programs and direct-to-consumer campaigns; and

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

G&A expenses consist of management and administrative salaries, benefits, incentive compensation, rent, legal, consulting and professional fees, foreign currency transaction gains/(losses) and miscellaneous administration and overhead costs (including transaction-related expenses and transition service fees paid to P&G). G&A expenses also include various non-income related taxes such as franchise taxes, sales and use taxes and other miscellaneous taxes. On October 25, 2010, Puerto Rico enacted tax legislation that, in certain situations, imposes a temporary excise tax on a portion of the income of non-Puerto Rican related parties that purchase and sell products that are manufactured in Puerto Rico by related parties. The tax, which took effect January 1, 2011, decreases from 4% in 2011 to 1% in 2016 and resulted in an expense of $12 million in the year ended December 31, 2011. Since the beginning of 2011, as a result of U.S. healthcare reform legislation, G&A expenses have also included our payment by drug manufacturers of a fee based on our market share of sales of branded drugs and biologics to, or pursuant to coverage under, specified U.S. government programs, which resulted in an expense of $16 million in the year ended December 31, 2011.

Restructuring Costs

We record liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

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

Interest Income and Interest Expense (“Net interest expense”)

Interest income consists primarily of interest income earned on our cash balances. Interest expense consists primarily of interest on outstanding indebtedness, amortization of deferred loan costs and the write-off of deferred loan costs associated with the early prepayment of debt. In the year ended December 31, 2011, there was a significant increase in our average outstanding indebtedness relative to the year ended December 31, 2010, offset in part, by lower interest rates in the year ended December 31, 2011 relative to the prior year. The increase in our weighted average debt outstanding in the year ended December 31, 2011 as compared to the prior year was primarily due to the timing of the incurrence of indebtedness to fund the Special Dividend and the ENABLEX Acquisition in the year ended December 31, 2010.

Provision for Income Taxes

Provision for income taxes consist of a current corporate tax expense, deferred tax expense and any other accrued tax expense. In addition, interest and penalties accrued on our reserves recorded under ASC Topic 740, “Income Taxes,” (“ASC 740”), are included as a component of our provision for income taxes. We are an Irish company with operating subsidiaries in the Republic of Ireland, Puerto Rico, the United States, the United Kingdom, Canada, Germany, Switzerland and other Western European countries. We have a tax agreement with the Puerto Rican tax authorities whereby the substantial majority of our earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2% income tax for a period of 15 years expiring in 2024. See “Note 17” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of Income Taxes.

2011 Significant Events

The following are certain significant events that occurred in 2011:

•

In 2011, we made optional prepayments aggregating $750 million of our term loan indebtedness, including $200 million in January 2011 and $250 million in March 2011 in connection with the refinancing of our Prior Senior Secured Credit Facilities and $300 million under our New Senior Secured Credit Facilities;

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

•

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacts approximately 500 employees in total. In connection with the restructuring, pretax severance costs of $101 million and pretax contract termination expenses of $3 million were recorded in the year ended December 31, 2011. These charges are recorded as a component of restructuring costs;

•

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. In connection with the repurposing, we recorded $8 million in severance charges and $23 million in non-cash charges relating to the write-down of certain property, plant and equipment in the year ended December 31, 2011, as a component of cost of sales;

•

Pursuant to our Redemption Program, we redeemed 3.7 million ordinary shares in the year ended December 31, 2011 at an aggregate cost of $56 million. Following the settlement of such redemptions, we cancelled all shares redeemed;

•	Our revenue for the year ended December 31, 2011 was $2,728 million and our net income was $171 million.

Operating Results for the years ended December 31, 2011 and 2010

Revenue

The following table sets forth our revenue for the years ended December 31, 2011 and 2010, with the corresponding dollar and percentage changes:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2011	2010	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$771	$1,027	$(256)	(25)%
ATELVIA	33	5	28	523%

Total osteoporosis	804	1,032	(228)	(22)%

Oral Contraceptives
LOESTRIN 24 FE	396	342	54	16%
LO LOESTRIN FE	63	—	63	100%
Other Oral Contraceptives	20	64	(44)	(69)%

Total oral contraceptives	479	406	73	18%

Hormone Therapy
ESTRACE Cream	157	136	21	15%
FEMHRT	20	51	(31)	(61)%
Other Hormone Therapy	25	26	(1)	(5)%

Total hormone therapy	202	213	(11)	(6)%

Other women’s healthcare products	64	63	1	2%

Total Women’s Healthcare	1,549	1,714	(165)	(10)%

Gastroenterology:
ASACOL	743	715	28	4%
Dermatology:
DORYX	173	173	—	—%
TACLONEX(2)	—	74	(74)	(100)%
DOVONEX(2)	—	75	(75)	(100)%

Total Dermatology	173	322	(149)	(46)%

Urology:
ENABLEX(3)	171	107	64	59%
Other:
Other products net sales	61	85	(24)	(27)%
Contract manufacturing product sales	17	16	1	7%
Other revenue(4)	14	15	(1)	(8)%

Total Revenue	$2,728	$2,974	$(246)	(8)%

(1)	Includes “other revenue” of $77 million and $93 million for the years ended December 31, 2011 and 2010, respectively, as reported in our consolidated statement of operations resulting from the Collaboration Agreement with Sanofi.
(2)	Represents revenues from our distribution agreement with LEO. On June 30, 2010, LEO assumed responsibility for its own distribution services and on July 15, 2010 the parties formally terminated the distribution agreement.
(3)	Prior to the ENABLEX Acquisition on October 18, 2010, includes “other revenue” of $63 million reported in our consolidated statement of operations resulting from the contractual percentage we received of Novartis’ sales of ENABLEX. Effective October 18, 2010, we began to record sales of ENABLEX on a gross basis as we became the principal in the sales transactions.
(4)	Excludes “other revenue” of $77 million and $156 million for years ended December 31, 2011 and 2010, respectively, reported in our consolidated statement of operations and disclosed pursuant to footnotes (1) and (3) above.

Total revenue in the year ended December 31, 2011 was $2,728 million, a decrease of $246 million, or 8%, over the year ended December 31, 2010. The decline was primarily due to a decrease in global ACTONEL revenues of $256 million, primarily due to the loss of exclusivity in Western Europe and a decrease in DOVONEX and TACLONEX net sales of $149 million as a result of LEO’s assumption of responsibility for the distribution of DOVONEX and TACLONEX on June 30, 2010. The decrease was offset, in part, by net sales growth in certain other products, primarily ENABLEX, LO LOESTRIN FE and LOESTRIN 24 FE, as compared to the prior year. Excluding ACTONEL revenues and DOVONEX and TACLONEX net sales in both years, total revenue in the year ended December 31, 2011 was $1,957 million, an increase of $159 million, or 9%, over the year ended December 31, 2010. Primarily as a result of the continued expected declines in global ACTONEL revenues (discussed more fully below), we expect our total revenue in 2012 to decrease as compared to 2011. In addition to the impact of transactions such as the LEO Transaction and ENABLEX Acquisition, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Revenues of our osteoporosis products decreased $228 million, or 22%, in the year ended December 31, 2011, compared to the prior year. Total ACTONEL revenues were $771 million in the year ended December 31, 2011, compared to $1,027 million in the prior year. The decline was primarily attributable to the loss of exclusivity in Western Europe, which began in the fourth quarter of 2010, and declines in U.S. net sales of ACTONEL. Total ACTONEL revenues were comprised of the following components:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2011	2010	Dollars	Percent
United States	$441	$542	$(101)	(19)%
Non-U.S. North America	63	88	(25)	(29)%
Rest of world (“ROW”)	190	304	(114)	(37)%

Total net sales	694	934	(240)	(26)%
ROW, other revenue	77	93	(16)	(17)%

Total ACTONEL revenues	$771	$1,027	$(256)	(25)%

United States ACTONEL net sales decreased $101 million in the year ended December 31, 2011, compared to the prior year, primarily due to a decrease in filled prescriptions of 32%, offset, in part, by a decrease in sales-related deductions, higher average selling prices and an expansion of pipeline inventories relative to the prior year. United States ACTONEL net sales continue to face market share declines due to the increased use of generic versions of competing products and declines in filled prescriptions within the overall oral bisphosphonate market. Outside the United States, ACTONEL revenues continued to decline in the year ended December 31, 2011 compared to the prior year as a result of the loss of exclusivity in most countries beginning in the fourth quarter of 2010 and in Canada in the first quarter of 2010. While we expect to continue to experience significant declines in total ACTONEL revenues in 2012 relative to 2011, we expect revenues from our new product in this category, ATELVIA will grow and partially offset a portion of those declines in the U.S. market. ATELVIA, which we began to promote in the U.S. in early 2011, generated net sales of $33 million in the year ended December 31, 2011.

Net sales of our oral contraceptive products increased $73 million, or 18%, in the year ended December 31, 2011, compared with the prior year. LOESTRIN 24 FE generated net sales of $396 million in the year ended December 31, 2011, an increase of 16%, compared with $342 million in the prior year. The increase in LOESTRIN 24 FE net sales was primarily due to a reduction in sales-related deductions and higher average selling prices, offset in part by a decrease in filled prescriptions of 4%, and a contraction of pipeline inventories relative to the prior year. LO LOESTRIN FE, which we began to promote in the U.S. in early 2011, generated net sales of $63 million in the year ended December 31, 2011. Filled prescriptions of LO LOESTRIN FE increased

38% in the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011. FEMCON FE revenues in the year ended December 31, 2011, which we report in “Other Oral Contraceptives” revenue, were negatively impacted by the introduction of generic competition beginning in March 2011.

Net sales of our hormone therapy products decreased $11 million, or 6%, in the year ended December 31, 2011, as compared with the prior year. Net sales of ESTRACE Cream increased $21 million, or 15%, in the year ended December 31, 2011 as compared to the prior year. The increase was primarily due to higher average selling prices and an 11% increase in filled prescriptions in the year ended December 31, 2011, offset in part, by an increase in sales-related deductions as compared to the prior year. Net sales of FEMHRT decreased $31 million, or 61%, during the year ended December 31, 2011 as compared to the prior year as a result of the introduction of generic competition for certain versions of our FEMHRT products beginning in early 2011.

Net sales of ASACOL were $743 million in the year ended December 31, 2011, an increase of 4%, compared with $715 million in the prior year. ASACOL net sales in North America in the year ended December 31, 2011 and 2010 totaled $695 million and $661 million, respectively, including net sales in the United States of $672 million and $639 million, respectively. The increase in ASACOL net sales in the United States was primarily due to higher average selling prices, offset in part by an increase in sales-related deductions and a decrease in filled prescriptions. Our ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales in the years ended December 31, 2011 and 2010. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for a description of our legal proceedings relating to ASACOL.

Net sales of our dermatology products decreased $149 million, or 46%, in the year ended December 31, 2011, as compared to the prior year. The decrease in the year ended December 31, 2011, relative to the prior year was due to a decrease in net sales of DOVONEX and TACLONEX of $149 million, resulting from LEO’s assumption of responsibility for the distribution of DOVONEX and TACLONEX on June 30, 2010. From the closing of the LEO Transaction in September 2009 until June 30, 2010, we recorded net sales (and cost of sales) for all DOVONEX and TACLONEX products sold in the United States at nominal distributor margins pursuant to the distribution agreement executed in connection with the LEO Transaction. We did not record any net sales of DOVONEX or TACLONEX in the year ended December 31, 2011. Net sales of DORYX were $173 million in both the years ended December 31, 2011 and 2010. DORYX net sales in the year ended December 31, 2011 relative to the prior year, were impacted by a decrease in filled prescriptions of 36%, offset by a reduction in sales-related deductions and higher average selling prices. The decrease in sales-related deductions in the year ended December 31, 2011 compared with the prior year was primarily a result of changes to our loyalty card program which reduced the rebate offered to patients on DORYX 150 mg. As expected, the reduction in the rebate resulted in decreased usage of our customer loyalty card for DORYX 150 mg and a meaningful decline in filled prescriptions of DORYX 150 mg relative to the prior year. Offsetting the decline in filled prescriptions were significantly higher average net sales values per prescription for DORYX 150 mg as compared to the prior year. We and Mayne Pharma International Pty. Ltd. (“Mayne”), who licenses the DORYX patent to us, have filed infringement lawsuits against Impax Laboratories, Inc. (“Impax”) and Mylan Pharmaceuticals Inc. (“Mylan”) arising from their respective ANDAs relating to DORYX 150 mg, which today accounts for all but a de minimis amount of our DORYX net sales. Our lawsuits against Impax and Mylan relating to DORYX 150 mg were consolidated. A trial was held in early February 2012 and the court has indicated that it expects to issue its decision by the end of February or early March 2012. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Revenues of ENABLEX in the year ended December 31, 2011 were $171 million, an increase of 59%, compared to $107 million in the prior year. The increase in ENABLEX revenues in the year ended December 31, 2011 relative to the prior year was attributable to the ENABLEX Acquisition in October 2010 pursuant to which we acquired the U.S. rights to ENABLEX. As a result of the ENABLEX Acquisition, we began to record sales of ENABLEX in product net sales on a gross basis as we became the principal in the sales transactions. During periods prior to the ENABLEX Acquisition we recorded ENABLEX revenue, on a net basis, based on the contractual percentage we received of Novartis’ net sales pursuant to our co-promotion agreement with Novartis. Filled prescriptions of ENABLEX in the U.S. decreased 7% in the year ended December 31, 2011 as compared to the prior year.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales, as a percentage of product net sales, for the years ended December 31, 2011 and 2010:

(dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	Percent Change
Product net sales	$2,637	$2,804	$(167)	(6)%

Cost of sales (excluding amortization)	356	493	(137)	(28)%

Cost of sales percentage	14%	18%

Cost of sales (excluding amortization) decreased $137 million, or 28%, in the year ended December 31, 2011 compared with the prior year. In the year ended December 31, 2011, cost of sales included $31 million in costs related to the repurposing of our Manati facility. In the year ended December 31, 2010, cost of sales included the impact of the purchase accounting inventory step-up of $106 million resulting from the PGP Acquisition and approximately $149 million of costs related to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. These costs in year ended December 31, 2010 were offset, in part, by a gain of $35 million relating to the sale of certain inventories in connection with the LEO Transaction and an $18 million reduction in cost of sales as a result of the reversal of a contingent liability relating to the termination of a contract. Excluding the impact of the items mentioned above, our cost of sales as a percentage of product net sales increased from 11% in the year ended December 31, 2010 to 12% in the year ended December 31, 2011.

SG&A Expenses

Our SG&A expenses were comprised of the following for the years ended December 31, 2011 and 2010:

(dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	Percent Change
A&P	$149	$123	$26	20%
Selling and Distribution	513	575	(62)	(11)%
G&A	262	392	(130)	(33)%

Total	$924	$1,090	$(166)	(15)%

SG&A expenses for the year ended December 31, 2011 were $924 million, a decrease of $166 million, or 15%, compared to the prior year. A&P expenses for the year ended December 31, 2011 increased $26 million, or 20%, versus the prior year, primarily due to advertising and other promotional expenses attributable to the launch of ATELVIA and LO LOESTRIN FE in the U.S. in early 2011. Selling and distribution expenses for the year ended December 31, 2011 decreased $62 million, or 11%, as compared to the prior year, primarily due to the decrease in Sanofi co-promotion expense of $71 million as a result of lower ACTONEL revenues in Western Europe and Canada and the April 2010 amendment to the Collaboration Agreement. Sanofi co-promotion expenses were $231 million under the Collaboration Agreement in the year ended December 31, 2011 compared to $302 million in the prior year. The decrease was offset, in part, by increases in promotional spending related primarily to the promotion of ATELVIA and LO LOESTRIN FE. G&A expenses for the year ended December 31, 2011 decreased $130 million, or 33%, as compared to the prior year. New G&A expenses in the year ended December 31, 2011, including $12 million relating to a Puerto Rican excise tax and $16 million relating to a pharmaceutical fee imposed on manufacturers resulting from U.S. healthcare reform legislation, were more than offset by operating savings resulting from the Western European restructuring and one-time costs incurred in the year ended December 31, 2010, including: (i) $22 million of consulting and other professional fees relating primarily to the PGP Acquisition, (ii) $23 million of consulting and other professional fees related to the system and other infrastructure initiatives to establish our global operations, (iii) $47 million of expenses payable to P&G under the transition services agreement entered into in connection with the PGP Acquisition, (iv) $16 million of severance costs and (v) $12 million of other integration expenses resulting from the PGP Acquisition. We expect total SG&A expenses to continue to decline in the 2012 fiscal year relative to the 2011 fiscal year, due primarily to decreases in A&P and selling and distribution expenses in the U.S. and cost savings realized from the Western European restructuring.

Restructuring Costs

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010.

Pretax severance costs of $101 million were recorded in the year ended December 31, 2011 and were included as a component of restructuring costs in our consolidated statement of operations. Also included in restructuring costs were certain pretax contract termination expenses of $3 million in the year ended December 31, 2011.

R&D

Our R&D expenses were comprised of the following for the years ended December 31, 2011 and 2010:

(dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	Percent Change
Unallocated overhead expenses	$62	$64	$(2)	(3)%
Expenses allocated to specific projects	42	53	(11)	(20)%
Payments to third parties	—	26	(26)	(100)%
Regulatory fees	4	4	—	—%

Total	$108	$147	$(39)	(26)%

Our investment in R&D for the year ended December 31, 2011 was $108 million, a decrease of $39 million, or 26%, compared to the prior year. In the year ended December 31, 2010 we made payments to third parties totaling $26 million, including a $20 million up-front payment to Dong-A Pharma Tech Co. Ltd. (“Dong-A”) in connection with the amendment of our agreement to add the right to develop, and if approved, market, in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia. Also included in the year ended December 31, 2010 was a $5 million up-front payment to TaiGen Biotechnology Co. Ltd (“TaiGen”) in connection with the amendment of a license agreement as well as a $1 million milestone payment to Paratek Pharmaceuticals, Inc. (“Paratek”), paid upon the achievement of a developmental milestone under out agreement to develop a novel tetracycline for the treatment of acne and rosacea. Excluding these one time payments, R&D expense decreased $13 million, or 10%, in the year ended December 31, 2011 compared to the prior year, primarily due to the timing and stages of development of our various R&D projects. Our R&D expenses consist of our internal development costs, fees paid to contract development groups and license fees paid to third parties. R&D expenditures are subject to fluctuation due to the timing and stages of development of our various R&D projects. Project related costs in the year ended December 31, 2011 primarily related to women’s healthcare, urology and dermatology therapeutic categories. Project related costs in the year ended December 31, 2010, primarily related to project spend within our urology, women’s healthcare and dermatology therapeutic categories.

Amortization of Intangible Assets

Amortization of intangible assets in the years ended December 31, 2011 and 2010 was $596 million and $653 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product or product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or an at-risk launch of a competing generic product, we may accelerate amortization or record an impairment charge and write-down the value of the related intangible asset.

Net interest expense

Our net interest expense was comprised of the following for the years ended December 31, 2011 and 2010:

(dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$230	$219	$11	5%
Amortization of deferred loan costs	26	32	(6)	(21)%
Write-offs of deferred loan costs resulting from debt prepayments, including refinancing premium	84	33	51	159%

Total	$340	$284	$56	20%

Net interest expense for year ended December 31, 2011 was $340 million, an increase of $56 million, or 20%, from $284 million in the prior year. The increase in interest expense on outstanding indebtedness in the year ended December 31, 2011 relative to the prior year was due, in large part, to a significant increase in our average outstanding indebtedness relative to the year ended December 31, 2010, offset, in part, by lower interest rates in the year ended December 31, 2011 as a result of the refinancing of our senior secured credit facilities in March 2011. The increase in our weighted average debt outstanding in the year ended December 31, 2011 as compared to the prior year was primarily due to the timing of the incurrence of indebtedness to fund the Special Dividend and the ENABLEX Acquisition.

Included in net interest expense in the year ended December 31, 2011 was $84 million relating to the write-off of deferred loan costs associated with optional prepayments of $750 million aggregate principal amount of senior secured indebtedness and the repayment of the outstanding balance in connection with the refinancing of our Prior Senior Secured Credit Facilities in March 2011. Included in net interest expense for the year ended December 31, 2010 was $33 million relating to the write-off of deferred loan costs associated with optional prepayments of debt under our Prior Senior Secured Credit Facilities and the write-off of deferred loan costs associated with the purchase and redemption of the remaining portion of our 8.75% Notes. In the year ended December 31, 2010, we made optional prepayments totaling $900 million of aggregate principal amount of indebtedness under our Prior Senior Secured Credit Facilities.

Provision for Income Taxes

Our effective tax rates, as a percentage of pre-tax income, for the years ended December 31, 2011 and 2010 were 43% and 44%, respectively. Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes. Our Puerto Rican subsidiary owns the substantial majority of our intangible assets and records the majority of income and amortization expense related to these intangible assets. As a result, the proportion of our consolidated book income before taxes generated in Puerto Rico, where our tax rate is 2%, has a significant impact on the effective tax rate. For the year ended December 31, 2011, our income tax reserves, state taxes net of federal benefit and non-deductible expenses increased our effective tax rate above the U.S. statutory rate. Similarly, for the year ended December 31, 2010, our Puerto Rican subsidiary generated the majority of our overall profits, which was subject to a 2% tax. In addition, for the year ended December 31, 2010, our income tax reserves and foreign withholding taxes also increased our effective tax rate above the U.S. statutory rate.

The valuation allowance for deferred tax assets of $42 million and $48 million as of December 31, 2011 and 2010, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, which required a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. In 2010, we received an income tax ruling granting a reduced tax rate for our subsidiary in Switzerland for the tax year 2009. As a result of the ruling, in accordance with ASC 740, we recognized tax benefits of approximately $8 million in the income tax provision for the year ended December 31, 2010 to revalue certain tax liabilities. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent likely to be realized. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheet.

We intend to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future where a distribution of such earnings would give rise to an incremental tax liability; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

On February 25, 2008, our U.S. operating entities entered into an advanced pricing agreement (“APA”) with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which our U.S. entities are compensated for distribution and service transactions between our U.S. and non-U.S. entities. The APA provides us with greater certainty with respect to the mix of our pretax income in certain of the tax jurisdictions in which we operate. This APA is applicable to our U.S. subsidiaries and operations as they existed prior to the PGP Acquisition. We are currently in the process of negotiating a new APA. In any event, we believe that our transfer pricing arrangements comply with existing U.S. tax rules.

Net Income

Due to the factors described above, we reported net income of $171 million and $171 million in the years ended December 31, 2011 and 2010, respectively.

Operating Results by Segment

Our business is organized into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and ROW consistent with how we manage our business and view the markets we serve. We manage our business separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In addition to managing our results of operations in the two reportable segments, we manage revenues at a brand level. The discussion set forth above presents revenues discussion at the brand level.

We measure an operating segment’s performance primarily based on segment operating profit, which excludes interest, and is used by the chief operating decision maker to evaluate the success of a specific region.

In the year ended December 31, 2011, revenues in North America were $3,998 million, compared to $4,355 million in 2010. Revenues in ROW in the year ended December 31, 2011 were $659 million, compared to $990 million in 2010. Our revenues by segment fluctuate from period to period primarily due to the timing of our inter-segment revenues.

Segment operating profit in North America was $656 million in the year ended December 31, 2011, compared to $1,032 million in the year ended December 31, 2010. ROW segment operating profit was $82 million in 2011, compared to $51 million in 2010. Our segment operating profit fluctuates based on many factors, including the timing and amount of our inter-segment revenues and mix of profit by jurisdiction.

Operating Results for the years ended December 31, 2010 and 2009

Revenue

The following table sets forth our total revenue for the years ended December 31, 2010 and 2009, with the corresponding dollar and percentage changes:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2010	2009	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$1,027	$222	$805	363%
ATELVIA	5	—	5	100%

Total osteoporosis	1,032	222	810	365%

Oral Contraceptives
LOESTRIN 24 FE	342	248	94	38%
FEMCON FE	42	49	(7)	(16)%
Other Oral Contraceptives(2)	22	24	(2)	(9)%

Total oral contraceptives	406	321	85	26%

Hormone Therapy
ESTRACE Cream	136	116	20	18%
FEMHRT	51	60	(9)	(15)%
Other Hormone Therapy	26	27	(1)	(3)%

Total hormone therapy	213	203	10	5%

Other women’s healthcare products	63	21	42	206%

Total Women’s Healthcare	1,714	767	947	124%

Gastroenterology:
ASACOL	715	115	600	522%
Dermatology:
DORYX	173	210	(37)	(18)%
TACLONEX(3)	74	137	(63)	(46)%
DOVONEX(3)	75	133	(58)	(44)%

Total Dermatology	322	480	(158)	(33)%

Urology:
ENABLEX(4)	107	15	92	619%
Other:
Other products net sales	85	18	67	358%
Contract manufacturing product sales	16	13	3	23%
Other revenue(5)	15	28	(13)	(46)%

Total Revenue	$2,974	$1,436	$1,538	107%

(1)	Includes “other revenue” of $93 million and $8 million for the years ended December 31, 2010 and 2009, respectively, as reported in our consolidated statement of operations resulting from the Collaboration Agreement with Sanofi.
(2)	Includes revenue from related authorized generic product sales from the date of their respective launch.
(3)	Includes revenues for LEO following the closing of the LEO Transaction.
(4)	Prior to October 18, 2010, includes “other revenue” of $63 million and $15 million for the years ended December 31, 2010 and 2009, respectively, reported in our consolidated statement of operations resulting from the contractual percentage we received of Novartis’ sales of ENABLEX. Effective October 18, 2010, we began to record sales of ENABLEX on a gross basis as we became the principal in the sales transactions.
(5)	Excludes “other revenue” of $156 million and $23 million for the years ended December 31, 2010 and 2009, respectively, reported in our consolidated statement of operations and disclosed above pursuant to footnotes 1 and 4 above.

Total revenue in the year ended December 31, 2010 was $2,974 million, an increase of $1,538 million, or 107%, over the year ended December 31, 2009. The primary drivers of the increase in revenue were the products acquired in the PGP Acquisition, primarily ACTONEL and ASACOL, which together contributed $1,405 million of revenue growth. The PGP products were acquired on October 30, 2009. As a result, our reported results of operations for the fiscal year ended December 31, 2009 included only two months of operations for the PGP business. Sales-related deductions increased significantly during the year ended December 31, 2010 compared to the prior year. The increase was due primarily to the acquisition of the PGP products (which have historically had higher sales-related deductions as a proportion of gross sales than our legacy products) and, to a lesser extent, as a result of the increased utilization of our loyalty card programs and increases in rebates related to our legacy products sold under commercial and governmental managed care programs. The sales-related deductions recorded to reduce gross sales to net sales were $1,035 million and $378 million in the years ended December 31, 2010 and 2009, respectively. In addition to transactions such as the PGP Acquisition and the LEO Transaction, period over period changes in the net sales of our products are a function of a number of factors including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. We use IMS estimates of filled prescriptions for our products as a proxy for market demand in the U.S.

Revenues of our osteoporosis products increased $810 million, or 365%, in the year ended December 31, 2010, compared with the prior year. Revenues of ACTONEL were $1,027 million in the year ended December 31, 2010 compared to $222 million in the prior year. The increase in ACTONEL revenues in the year ended December 31, 2010 relative to the prior year is primarily attributable to the timing of the PGP Acquisition on October 30, 2009. Revenues of ACTONEL in North America were $630 million, including $542 million in the U.S., for the year ended December 31, 2010. Filled prescriptions of ACTONEL in the U.S. decreased 24% in the year ended December 31, 2010 compared to the prior year. In the U.S., ACTONEL continues to face market share declines due to the impact of managed care initiatives that encourage the use of generic versions of other products, such as Fosomax, as well as declines in filled prescriptions within the overall oral bisphosphonate market. Generic competition began to negatively impact our net sales of ACTONEL in the first quarter of 2010 in Canada and in the fourth quarter of 2010 for Western Europe. Sales of ATELVIA began in December 2010 and totaled $5 million in the year ended December 31, 2010.

Net sales of our oral contraceptive products increased $85 million, or 26%, in the year ended December 31, 2010, compared with the prior year. LOESTRIN 24 FE generated revenues of $342 million in the year ended December 31, 2010, an increase of 38%, compared with $248 million in the prior year. The increase in LOESTRIN 24 FE net sales was primarily due to an increase in filled prescriptions of 64% in the year ended December 31, 2010, as well as higher average selling prices compared to the prior year, offset in part by the impact of higher sales-related deductions primarily due to increased utilization of our customer loyalty cards. Net sales of our oral contraceptive product FEMCON FE were $42 million, a decrease of 16%, compared with $49 million in the prior year. Pursuant to a 2008 settlement agreement, Teva entered the U.S. market with a generic version of FEMCON FE in March 2011.

Net sales of our hormone therapy products increased $10 million, or 5%, in the year ended December 31, 2010 as compared to the prior year. Net sales of ESTRACE Cream increased $20 million, or 18%, in the year ended December 31, 2010, compared to the prior year, primarily due to higher average selling prices and an increase in filled prescriptions of 10%, offset in part by a contraction of pipeline inventories relative to the prior year. Net sales of FEMHRT decreased $9 million, or 15%, in the year ended December 31, 2010, compared to the prior year.

Net sales of ASACOL in the year ended December 31, 2010 were $715 million compared to $115 million in the prior year. The increase in ASACOL net sales in the year ended December 31, 2010 relative to the prior year is primarily attributable to the timing of the PGP Acquisition on October 30, 2009. Net sales of ASACOL in

North America were $661 million, including $639 million in the U.S., for the year ended December 31, 2010. Filled prescriptions of ASACOL in the U.S. decreased in the year ended December 31, 2010 compared to the prior year. Our ASACOL 800 mg product (known as ASACOL HD in the U.S.) was launched in the United States in June 2009. In 2010, the ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales.

Net sales of our dermatology products decreased $158 million, or 33%, in the year ended December 31, 2010, as compared to the prior year. Net sales of DORYX decreased $37 million, or 18%, in the year ended December 31, 2010, compared to the prior year, primarily due to an increase in sales-related deductions and a contraction of pipeline inventories relative to the prior year, offset in part by higher average selling prices and an increase in filled prescriptions of 10%. The increase in sales-related deductions compared with the prior year was primarily due to the increased usage of our customer loyalty card for DORYX 150 mg as well as an increase in product returns primarily related to the 75 and 100 mg strengths. DOVONEX and TACLONEX revenues recorded during the year ended December 31, 2010 totaled $149 million, a decrease of $121 million as compared to the prior year. As a result of the LEO Transaction and related distribution agreement with LEO, we recorded revenue and cost of sales at distributor margins for all TACLONEX and DOVONEX products until June 30, 2010. On June 30, 2010, LEO assumed responsibility for its own distribution services. As a result, we did not record DOVONEX and TACLONEX net sales (or the cost of sales relating to such products) in periods subsequent to the second quarter of 2010.

Revenues of ENABLEX in the year ended December 31, 2010 were $107 million compared to $15 million in the prior year. The increase in ENABLEX revenues in the year ended December 31, 2010 relative to the prior year is primarily attributable to the timing of the PGP Acquisition on October 30, 2009. During 2009 and the majority of 2010, ENABLEX revenue was recorded based on the contractual percentage we received of Novartis’ net sales. Effective October 18, 2010 as a result of the ENABLEX Acquisition, we began to record sales of ENABLEX in product net sales on a gross basis as we became the principal in the sales transactions. Filled prescriptions of ENABLEX in the U.S. increased 3% in the year ended December 31, 2010 compared to the prior year.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the years ended December 31, 2010 and 2009:

(dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	Percent Change
Product net sales	$2,804	$1,385	$1,419	102%

Cost of sales (excluding amortization)	493	320	173	54%

Cost of sales percentage	18%	23%

Cost of sales (excluding amortization) increased $173 million in the year ended December 31, 2010 compared with the prior year, due primarily to the 102% increase in product net sales. In addition, the increase in cost of sales was, in part, due to the impact of the purchase accounting inventory step-up that was recognized as a result of the PGP Acquisition of $106 million in the year ended December 31, 2010 as compared to $73 million in the year ended December 31, 2009. Cost of sales included approximately $149 million and $77 million in the years ended December 31, 2010 and 2009, respectively, related to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. The increases were offset, in part, by gains relating to the sale of certain inventories resulting from the LEO Transaction of $35 million and $34 million in the years ended December 31, 2010 and 2009, respectively. The increase in cost of sales was offset, in part, by an $18 million reduction in cost of sales in the year ended December 31, 2010 as a result of the reversal of a contingent liability relating to the termination of a contract. Excluding the impact of the items mentioned above, the PGP Acquisition had a favorable impact on our cost of sales percentage in 2010 as compared to 2009.

SG&A Expenses

Our SG&A expenses were comprised of the following for the years ended December 31, 2010 and 2009:

(dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	Percent Change
A&P	$123	$61	$62	102%
Selling and Distribution	575	188	387	205%
G&A	392	187	205	110%

Total	$1,090	$436	$654	150%

SG&A expenses for the year ended December 31, 2010 were $1,090 million, an increase of $654 million, or 150%, compared to the prior year primarily as a result of the PGP Acquisition on October 30, 2009. A&P expenses for the year ended December 31, 2010 increased $62 million, or 102%, versus the prior year, primarily due to advertising and other promotional expenses attributable to the PGP products. Selling and distribution expenses for the year ended December 31, 2010 increased $387 million, or 205%, over the prior year. The increase is primarily due to the Sanofi co-promotion expense of $302 million recognized under the Collaboration Agreement in the year ended December 31, 2010 compared to $99 million in the prior year, increased headcount resulting from the acquisition of the PGP sales force as well as other expenses related to the acquired PGP products. G&A expenses in the year ended December 31, 2010 increased $205 million, or 110%, as compared to the prior year. The increase is due in large part to increases in infrastructure costs, increases in compensation expenses and legal, consulting and other professional fees primarily relating to the PGP Acquisition and integration. Included in G&A expenses in the year ended December 31, 2010 were the following charges; (i) consulting and other professional fees relating to the PGP integration of $22 million, (ii) expenses payable to P&G under the Transition Services Agreement of $47 million, (iii) severance costs of $16 million and (iv) other integration expenses of $12 million. Included in G&A expenses in the year ended December 31, 2009 were $61 million of legal, consulting and other professional fees relating primarily to the PGP Acquisition, expenses payable to P&G under the Transition Services Agreement of $17 million and severance costs of $33 million.

R&D

Our R&D expenses were comprised of the following for the years ended December 31, 2010 and 2009:

(dollars in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	Percent Change
Unallocated overhead expenses	$64	$35	$29	83%
Expenses allocated to specific projects	53	24	29	116%
Milestone payments to third parties	26	12	14	129%
Regulatory fees	4	6	(2)	(37)%

Total	$147	$77	$70	91%

Our investment in R&D for the year ended December 31, 2010 was $147 million, an increase of $70 million, or 91%, compared with the prior year. The year ended December 31, 2010 included payments of $26 million primarily consisting of a $20 million upfront payment to Dong-A, resulting from the amendment of our agreement to add the right to develop, and if approved, market, Dong-A’s udenafil product, for the treatment of lower urinary tract symptoms associated with BPH in the U.S. and Canada. Also included in the year ended

December 31, 2010, was a $5 million up-front payment to TaiGen resulting from the amendment of a license agreement, as well as a $1 million milestone payment to Paratek paid upon the achievement of a developmental milestone under our agreement to develop a treatment for acne and rosacea. R&D expense for the year ended December 31, 2009 included a $9 million payment to Dong-A upon the achievement of a developmental milestone under our agreement for an orally-administered udenafil product for the treatment of ED. Also included in the year ended December 31, 2009, was a $3 million payment to Apricus Biosciences Inc. (formerly NexMed Inc.) (“Apricus”) in connection with our acquisition of the rights to its topically applied alprostadil cream for the treatment of erectile dysfunction (“ED”). Excluding these one time payments in both periods, R&D expense increased $56 million, or 84%, in the year ended December 31, 2010 compared to the prior year, which was primarily due to the addition of R&D projects from PGP, higher costs associated with an increase in personnel and facilities and costs incurred relating to ongoing product development efforts, which included our work on the next generation of the significant products within each of our therapeutic categories. Specifically in the year ended December 31, 2010 we incurred approximately $22 million of expenses in connection with a product under development for the treatment of ED in the U.S.

Amortization of Intangible Assets (including Impairment of Intangible Assets)

Amortization of intangible assets in the years ended December 31, 2010 and 2009 was $653 million and $312 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on the expected future cash flows and typically results in accelerated amortization for most of our products. We regularly review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. The years ended December 31, 2010 and 2009 included amortization expense of $501 million and $85 million, respectively, relating primarily to intellectual property assets acquired in the PGP Acquisition and Enablex Acquisition.

Net interest expense

Net interest expense for the year ended December 31, 2010 was $284 million, an increase of $159 million, or 128%, from $125 million in the prior year. Included in net interest expense in the year December 31, 2010, was $33 million relating to the write-off of deferred loan costs associated with optional prepayments and scheduled repayments of debt under our Prior Senior Secured Credit Facilities and the write-off of deferred loan costs associated with the purchase and redemption of the remaining portion of our 8.75% Notes. In the year ended December 31, 2010, we made optional prepayments totaling $900 million aggregate principal amount of indebtedness under our Prior Senior Secured Credit Facilities. Included in net interest expense in the year ended December 31, 2009, was $21 million relating to the write-off of deferred loan costs associated with optional prepayments and scheduled repayments of debt under our then-existing 2005 Senior Secured Credit Facilities and the write-off of deferred loan costs in connection with the termination of the delayed-draw term loan under our Prior Senior Secured Credit Facilities. In the year ended December 31, 2009, we made optional prepayments totaling $100 million before repaying the remaining $480 million aggregate principal amount of indebtedness and terminating our then-existing 2005 Prior Senior Secured Credit Facilities with proceeds received in the LEO Transaction. In addition, in the year ended December 31, 2009 we purchased and retired $290 million aggregate principal amount of our 8.75% Notes, which resulted in a premium payment of $14 million.

The increase in our net interest expense in the year ended December 31, 2010 relative to the prior year was due primarily to the significant increase in our total outstanding indebtedness in the 2010 fiscal year. The increase in our weighted average outstanding indebtedness in the year ended December 31, 2010 as compared to the prior year, was due primarily to the timing of the incurrence of indebtedness to fund the PGP Acquisition, and the incurrence of additional indebtedness (including loan costs) during 2010 in connection with the Leveraged Recapitalization and the ENABLEX Acquisition.

Provision for Income Taxes

Our effective tax rates, as a percentage of pre-tax income, for the years ended December 31, 2010 and 2009 were 44% and 8%, respectively. Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income / (loss) before taxes. Our Puerto Rican subsidiary owns the substantial majority of our intangible assets and records the majority of income and amortization expense related to these intangible assets. As a result, the proportion of our consolidated book income before taxes generated in Puerto Rico, where our tax rate is 2%, has a significant impact on the effective tax rate. For the year ended December 31, 2010, this Puerto Rican subsidiary generated the majority of our overall profits which was subject to a 2% tax rate. However, in 2010, the overall profits generated in Puerto Rico in proportion to the overall consolidated profits were substantially less than in 2009. In addition, our income tax reserves and foreign withholding taxes increased in 2010 as compared to 2009. As a result, the effective tax rate for the year ended December 31, 2010, was significantly higher than the U.S. statutory tax rate and the effective tax rate for the year ended December 31, 2009. For the year ended December 31, 2009, our Puerto Rican subsidiary generated the substantial majority of our overall profits, in large part due to the gain on the LEO Transaction, which was subject to a 2% tax rate. This was offset, in part, by non-deductible transaction costs related to the PGP Acquisition. As a result, the effective tax rate for the year ended December 31, 2009 was less than the U.S. statutory rate.

The valuation allowance for deferred tax assets of $48 million and $22 million as of December 31, 2010 and 2009, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, which required a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Our calculation of tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. In 2010, we received an income tax ruling granting a reduced tax rate for our subsidiary in Switzerland for the tax year 2009. As a result of the ruling, in accordance with ASC 740, we recognized tax benefits of approximately $8 million in the income tax provision for the year ended December 31, 2010 to revalue certain tax liabilities. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent likely to be realized. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. These potential tax liabilities are recorded in accrued expenses in the Consolidated Balance Sheet. We intend to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future where a distribution of such earnings would give rise to an incremental tax liability; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries.

Net Income

Due to the factors described above, we reported net income of $171 million and $514 million in the years ended December 31, 2010 and 2009, respectively. Net income for the year ended December 31, 2009 included a gain ($380 million net of tax) on the sale of assets related to the LEO Transaction.

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

In the year ended December 31, 2010, revenues in North America were $4,355 million, compared to $2,076 million in the year ended December 31, 2009. Revenues in ROW in the year ended December 31, 2010 were $990 million, compared to $143 million in the year ended December 31, 2009. Revenues in North America increased as a result of the PGP Acquisition and growth in net sales of promoted products as described above. Revenues in ROW increased due to the PGP Acquisition, as we did not generate revenues in ROW prior to the PGP Acquisition.

Segment operating profit in North America was $1,032 million in 2010, compared to $708 million in the year ended December 31, 2009. ROW segment operating profit / (losses) was $51 million in the year ended December 31, 2010, compared to $(8) million in the year ended December 31, 2009. Segment operating profit in North America grew as a result of the factors describe above.

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2011, our cash on hand was $616 million, as compared to $402 million at December 31, 2010. As of December 31, 2011 our total outstanding debt was $3,863 million and consisted of $2,604 million of term loan borrowings under our New Senior Secured Credit Facilities, $1,250 million aggregate principal amount of 7.75% Notes, and $9 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

(dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010
Net cash provided by operating activities	$1,177	$948
Net cash (used in) investing activities	(46)	(498)
Net cash (used in) financing activities	(914)	(575)
Effect of exchange rates on cash and cash equivalents	(2)	(12)

Net increase/(decrease) in cash and cash equivalents	$215	$(137)

Our net cash provided by operating activities for year ended December 31, 2011 increased $229 million compared with the prior year. We reported net income of $171 million for the years ended December 31, 2011 and 2010. Included in net income in the year ended December 31, 2011, was $23 million of non-cash charges relating to the Manati repurposing and non-cash charges relating to deferred loan costs of $110 million relating to the repayment and optional prepayments of outstanding indebtedness. Included in net income in the year ended December 31, 2010 was a non-cash charge of $106 million relating to the write-off of the fair value step-up of inventories acquired in the PGP Acquisition as such inventories were sold as well as $65 million of deferred loan costs. Net cash provided by operating activities in the year ended December 31, 2011 was positively impacted by a decrease in working capital due to the timing of a change in accounts receivable and increases in accrued expenses. We expect our net cash provided by operating activities in 2012 to decline compared to 2011 primarily due to an increase in working capital related to cash payments for certain sales-related deductions and cash required for the Western European restructuring. Impacting our net cash provided by operating activities in the year ended December 31, 2010 were (i) a decrease of $85 million in the ACTONEL co-promotion liability resulting from the timing of payments related to the April 2010 amendment to the Collaboration Agreement and (ii) the decrease in other current liabilities resulting from the recognition of a deferred gain relating to the LEO Transaction of $35 million along with the reversal of a contingent liability of $18 million relating to the termination of a contract. Our liability for unrecognized tax benefits under ASC 740 which is expected to settle within the next twelve months is $0 million. The amounts not expected to be settled in the next twelve months are $77 million, including interest.

Our net cash used in investing activities during the year ended December 31, 2011 totaled $46 million and related to capital expenditures. Our net cash used in investing activities in the year ended December 31, 2010 totaled $498 million and consisted of $400 million paid to Novartis at the closing of the ENABLEX Acquisition, $95 million relating to capital expenditures and $3 million of contingent purchase consideration paid to Pfizer in connection with our 2003 acquisition of FEMHRT.

Our net cash used in financing activities in the year ended December 31, 2011 totaled $914 million and consisted principally of prepayments and repayments in an aggregate principal amount of $3,419 million of term debt under our Prior Senior Secured Credit Facilities, prepayments and repayments of $396 million of term debt under our New Senior Secured Credit Facilities and the payment of loan costs of $51 million, offset in part by $3,000 million of borrowings under our New Senior Secured Credit Facilities. We also paid $56 million to redeem ordinary shares under our Redemption Program. Our net cash used in financing activities in the year ended December 31, 2010 was $575 million and principally consisted of $1,500 million of borrowings under the Prior Senior Secured Credit Facilities, $1,260 million in proceeds from the 7.75% Notes, offset by cash paid of $2,138 million in connection with the Special Dividend, the payment of loan costs associated with our 2010 borrowings of $84 million, prepayments and repayments of $1,031 million aggregate principal amount of term debt under our Prior Secured Credit Facilities, and the repurchase and redemption of the remaining $89 million aggregate principal amounts, of our 8.75% Notes.

The following represents a summary of activity related to indebtedness in the year ended December 31, 2011:

Balance, December 31, 2010	$4,679
Amortization of 7.75% Notes premium	(1)
Term borrowings for the Refinancing of our Senior Secured Indebtedness	3,000
Term repayments under New Senior Secured Credit Facilities	(396)
Term repayments under Prior Senior Secured Credit Facilities	(3,419)

Balance, December 31, 2011	$3,863

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

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). The New Senior Secured Credit Facilities contain customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (ii) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness. More specifically, subsequent to the end of each year, aggregate optional prepayments of senior secured indebtedness during such year are assessed under the mandatory prepayment provision of the New Senior Secured Credit Facilities to determine whether additional prepayments are required based on Excess Cash Flow, as defined, in such year. If such aggregate optional prepayments do not equal or exceed the percentage of Excess Cash Flow required to be prepaid for such year, a mandatory prepayment of indebtedness under the New Senior Secured Credit Facilities would be required. For the year ended December 31, 2011, aggregate optional prepayments exceeded the percentage of Excess Cash Flow required to be prepaid in such year and no further mandatory prepayment was required. In addition, the New Senior Secured Credit Facilities contain certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions.

As of December 31, 2011, Holdings III was in compliance with all covenants under the New Senior Secured Credit Facilities. We made optional prepayments of $300 million of term loan indebtedness under our New Senior Secured Credit Facilities in the year ended December 31, 2011. On January 31, 2012, we made an optional prepayment of $150 million of our term loan indebtedness under our New Senior Secured Credit Facilities. As of December 31, 2011, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the revolving credit facility as of December 31, 2011.

The New Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of certain other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events, and invalidity of guarantees and security documents under the New Senior Secured Credit Facilities.

The fair value as of December 31, 2011 of our debt outstanding under our New Senior Secured Credit Facilities was approximately $2,601 million ($2,604 million book value).

Prior Senior Secured Credit Facilities

On October 30, 2009 in connection with the PGP Acquisition, Holdings III and its subsidiaries, Luxco Borrower, WCC and WCCL, entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto, pursuant to which the lenders provided the Prior Senior Secured Credit Facilities in an aggregate amount of $3,200 million. The Prior Senior Secured Credit Facilities initially consisted of $2,600 million of term loans, a $250 million revolving credit facility and a

$350 million delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350 million, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of our then-outstanding 8.75% Notes. On August 20, 2010, Holdings III and the Borrowers entered into a second amendment pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $1,500 million which, together with the proceeds from the issuance of $750 million aggregate principal amount of the 7.75% Notes, were used to fund the Special Dividend and to pay related fees and expenses. In the first quarter of 2011, we made optional prepayments of $450 million of our term loan indebtedness under the Prior Senior Secured Credit Facilities.

2005 Senior Secured Credit Facilities

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCL, entered into our $1,790 million senior secured credit facilities with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto. Our 2005 Senior Secured Credit Facilities consisted of $1,640 million of term loans (including $240 million of delayed-draw term loans) and a $150 million revolving credit facility, of which $30 million and $15 million were available for letters of credit and swing line loans, respectively, to WCC and WCCL. The then outstanding debt under the 2005 Senior Secured Credit Facilities was repaid with a portion of the proceeds of the LEO Transaction in September 2009.

7.75% Notes

On August 20, 2010, we and certain of our subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750 million aggregate principal amount of our 7.75% Notes. The 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by us and our subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The 7.75% Notes will mature on September 15, 2018. Interest on the 7.75% Notes is payable on March 15 and September 15 of each year, with the first payment made on March 15, 2011.

On September 29, 2010, the Issuers issued the Additional 7.75% Notes at a premium of $10 million. The proceeds from the issuance of the Additional 7.75% Notes were used by us to fund our $400 million upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by us and by our subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

The Indenture contains restrictive covenants that limit, among other things, the ability of each of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to satisfy covenants, and specified events of bankruptcy and insolvency. As of December 31, 2011, Holdings III was in compliance in with all covenants under the Indenture.

As of December 31, 2011 and 2010, the fair value of our outstanding 7.75% Notes ($1,250 million book value), based on available market quotes, was $1,278 million and $1,225 million, respectively.

Components of Indebtedness

As of December 31, 2011, our outstanding debt included the following:

(dollars in millions)	Current Portion as of December 31, 2011	Long-Term Portion as of December 31, 2011	Total Outstanding as of December 31, 2011
Revolving credit facility	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	184	2,420	2,604
7.75% Notes (including $9 unamortized premium)	1	1,258	1,259

Total	$185	$3,678	$3,863

As of December 31, 2011, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2012 through 2016 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2012	$184
2013	207
2014	207
2015	279
2016	79
Thereafter	2,898

Total long-term debt to be settled in cash	$3,854
7.75% Notes unamortized premium	9

Total long-term debt	$3,863

Our ability to make scheduled payments of principal, or to pay the interest or additional interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flows from the operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under our New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required for the restructuring of our Western European operations and the timing of payments for product rebates and other sales-related deductions. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, fund share redemptions under our Redemption Program, or pursue compelling strategic alternatives. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under our New Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we in the future engage in strategic business transactions such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

Contractual Commitments

The following table summarizes our financial commitments as of December 31, 2011:

	Cash Payments due by Period
	Total	Less than 1 Year	From 1 to 3 Years	From 3 to 5 Years	More than 5 Years
Long-term debt:
New Senior Secured Credit Facilities	$2,604	$184	$414	$358	$1,648
7.75% Notes	1,250	—	—	—	1,250
Interest payments on long-term debt(1)	1,176	202	380	345	249
Supply agreement obligations(2)	63	62	1	—	—
Lease obligations	34	13	11	7	3
Other	17	10	3	3	1

Total Contractual Obligations	$5,144	$471	$809	$713	$3,151

(1)	Interest payments reflect borrowing rates for our outstanding long-term debt as of December 31, 2011 and the mandatory future reductions of long-term debt. Based on our variable rate debt levels of $2,604 million as of December 31, 2011, a 1.0% change in interest rates would impact our annual interest payments by approximately $26 million to the extent such change exceeds the LIBOR floors, as applicable.
(2)	Supply agreement obligations consist of outstanding commitments for raw materials and commitment under non-cancelable minimum purchase requirements.

The table above does not include optional payments related to any of the items mentioned below.

Our liability for unrecognized tax benefits under ASC 740 is not included in the table above. The amounts which are expected to settle within the next twelve months are $0 million, and the amounts expected to be settled after twelve months are $77 million, including interest.

Product Development Agreements

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an up-front fee of $4 million and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, we made a $1 million milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expense in the year ended December 31, 2010. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $24 million. In addition, we agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, we signed an agreement (the “Dong-A Agreement”) with Dong-A, to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of ED in the United States. We paid $2 million in connection with signing the Dong-A Agreement. In March 2009, we paid $9 million to Dong-A, which was included in R&D expense for the year ended December 31, 2009, upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. We agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product for the United States and may make additional payments to Dong-A of up to $13 million upon the achievement of contractually-defined milestones in relation to the ED product. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

In February 2009, we acquired the U.S. rights to Apricus’ topically applied alprostadil cream for the treatment of ED and a prior license agreement between us and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, we paid Apricus an up-front payment of $3 million, which was included in R&D expense in the year ended December 31, 2009. We also agreed to make a milestone payment of $2 million upon the FDA’s approval of the product’s New Drug Application. We continue to work to prepare our response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

In April 2010, we amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of the amendment we made an up-front payment to Dong-A of $20 million in April 2010, which was included in R&D expense for the year ended December 31, 2010. Under the amendment, we may make additional payments to Dong-A in an aggregate amount of up to $25 million upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. We also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

In August 2010, we and TaiGen amended our existing license agreement to provide for the cross-licensing of the parties’ respective patent rights relating to NEMONOXACIN and the transfer to us of TaiGen’s related Investigational New Drug Application. Under the amended agreement, TaiGen had exclusive development, manufacture and commercialization rights in certain Asian countries, and we had development, manufacture and commercialization rights in all other markets, including the United States, Europe and Japan. As a result of the amendment, we made an up-front payment to TaiGen of $5 million in August 2010, which was included in R&D expense for the year ended December 31, 2010. In the fourth quarter of 2011, we provided notice of our termination of the license agreement to TaiGen, and development work on NEMONAXACIN was discontinued.

Collaboration Agreements

We and Sanofi are parties to the Collaboration Agreement pursuant to which we co-develop and market ACTONEL on a global basis, excluding Japan. ATELVIA, our new risedronate sodium delayed-release product is also currently sold in the United States pursuant to the Collaboration Agreement. As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of our transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, we and/or Sanofi have reduced or discontinued our marketing and promotional efforts in certain territories covered by the Collaboration Agreement. Our and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where we have full control over all product development decisions. Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by us. In certain geographic markets, we and Sanofi share selling and A&P costs as well as product profits based on contractual percentages. In the geographic markets where we are deemed to be the principal in transactions with customers, we recognize all revenues from sales of the product along with the related product costs. Our share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where we are not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. As discussed above, in April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL, and now ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these jurisdictions. In return, it was agreed that for the remainder of the term of the Collaboration Agreement Sanofi would receive, as part of the global collaboration payments between the parties, payments from us, which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed upon percentage of either United States and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory. We will continue to sell ACTONEL and ATELVIA products with Sanofi in accordance with our obligations under the Collaboration Agreement until the termination of the Collaboration Agreement on January 1, 2015, at which time all of Sanofi’s rights under the Collaboration Agreement will revert to us. For a discussion of the Collaboration Agreement, see “Part I. Item 1. Business—Alliance with Sanofi.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

See “Note 2” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

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

In the U.S., we record provisions for Medicaid, Medicare, government and managed care rebates based upon our historical experience of rebates paid, contractual terms and actual prescriptions written. We apply the historical experience to the respective period’s sales to determine the ending accrual and related contra revenue amount. This estimated provision is evaluated regularly to ensure that the historical trends are as current as practicable as well as to factor in changes relating to new products, contractual terms, discount rates, selling price changes, pipeline movements, generic launches, and regulatory changes. When new regulatory changes impact our rebates we estimate the impact based on the application of historical data to the provisions of the new requirements. As appropriate, we will adjust the estimated discounts to better match our current experience or our expected future experience.

On March 23, 2010 the Patient Protection and Affordable Care Act of 2010 was signed into law. The statute impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably managed Medicaid, which was effective in 2010 and the Medicare coverage gap rebates, which became effective in 2011. Based on current utilization rates, the Company does not believe that the impact of this law is a material percentage of the Company’s net sales.

In the U.S., we offer customer loyalty card programs on certain key products, the most significant of which are DORYX 150 mg and LOESTRIN 24 FE. These customer loyalty programs either “cap” the per prescription co-pay amount paid by our ultimate customers or reduce the amount paid by our ultimate customers. The costs incurred by us in connection with the customer loyalty programs are considered sales-related deductions which are included as a component of reported net sales. We estimate the accruals for these programs based on estimated redemption rates, costs per redemption, contractual program terms and other historical data.

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

Other sales-related deductions primarily represent cash discounts and rebates to government agencies, wholesalers and distributors with respect to our pharmaceutical products. These deductions represent estimates of the related obligations which requires judgment and knowledge of market conditions and practice when estimating the impact of these sales deductions on gross sales for a reporting period. These estimates and types of sales-related deductions vary depending on the region.

Outside the U.S., the majority of our pharmaceutical rebates, discounts and price reductions are contractual or legislatively mandated, and our estimates are based on actual invoiced sales within each period. Both of these elements help to reduce the risk of variations in the estimation process. Some European countries base their rebates on the government’s unbudgeted pharmaceutical spending and we use an estimated allocation factor (based on historical payments) and total revenues by country against our actual invoiced sales to project the expected level of reimbursement.

The movement in our sales-related reserve accounts for the periods presented is as follows:

(dollars in millions)	Other Government Rebates	Managed Care	Returns	Medicare	Customer Loyalty Programs	Wholesaler Rebates	Cash Discounts	Other	Total
December 31, 2008 Balance	$9	$1	$61	$—	$6	$5	$2	$6	$90
Current provision related to sales(1)(2)	42	46	53	10	125	32	32	38	378
PGP acquired reserves	28	74	37	43	—	12	4	10	208
Current processed returns / rebates	(29)	(31)	(45)	(11)	(86)	(32)	(32)	(35)	(301)

December 31, 2009 Balance	$50	$90	$106	$42	$45	$17	$6	$19	$375

Current provision related to sales(1)	153	220	81	95	282	54	64	86	1,035
Current processed returns / rebates	(98)	(203)	(57)	(94)	(256)	(54)	(64)	(99)	(925)

December 31, 2010 Balance	$105	$107	$130	$43	$71	$17	$6	$6	$485

Current provision related to sales(1)	185	236	60	115	111	59	63	120	949
Current processed returns / rebates	(125)	(193)	(59)	(109)	(135)	(52)	(64)	(114)	(851)

December 31, 2011 Balance	$165	$150	$131	$49	$47	$24	$5	$12	$583

(1)	Adjustments of estimates to actual results were less than 1.0% of net sales for each of the periods presented.
(2)	Includes amounts recorded as part of gain on sale of assets in connection with the LEO Transaction.

We consider information from external sources in developing our estimates of gross to net sales adjustments. We purchase prescription data for our key products, which we use to estimate the market demand. We have access to the actual levels of inventory held by three of our major U.S. customers (which aggregate approximately 60% of our global sales for the year ended December 31, 2011). We also informally gather information from other sources to attempt to monitor the movement of our products through the wholesale and retail channels. We combine this external data with our own internal reports to estimate the levels of inventories of our products held in the wholesale and retail channels as this is a significant factor in determining the adequacy of our sales-related reserves. Our estimates are subject to inherent limitations that rely on third-party information, as certain third-party information is provided in the form of estimates, and reflects other limitations including lags between the date which third-party information is generated and the date on which we receive third-party information.

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

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets constitute a substantial portion of our total assets. As of December 31, 2011, goodwill represented approximately 20% of our total assets and intangible assets represented approximately 48% of our total assets. Goodwill is associated with one of our two reporting units, while intangible assets are split between the two reporting units.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. We periodically evaluate goodwill for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Goodwill is tested for impairment at the reporting unit level in accordance with ASC 350, “Intangibles—Goodwill and other” (“ASC 350”), which, for us, is one reporting unit. In order to perform the impairment analysis, management makes key assumptions regarding future cash flows used to measure the fair value of the entity. These assumptions include discount rates, our future earnings and, if needed, the fair value of our assets and liabilities. In estimating the value of our intangible assets, as well as goodwill, management has applied a discount rate of approximately 12%, our estimated weighted average cost-of-capital, to the estimated cash flows. Our cash flow model used a 5-year forecast with a terminal value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. Any resulting impairment could affect our financial condition and results of operations. We completed our annual test during the quarter ended December 31, 2011 and no impairment charge resulted.

Definite-Lived Intangible Assets

We assess definite-lived intangible assets for impairment, individually or on a product family basis, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Our analysis includes, but is not limited to, the following key assumptions:

•	review of period-to-period actual sales and profitability by product;

•	preparation of sales forecasts by product;

•	analysis of industry and economic trends and projected product growth rates;

•	internal factors, such as the current focus of our sales forces’ promotional efforts;

•	projections of product viability over the estimated useful life of the intangible asset (including consideration of relevant patents and generic competition, if any); and

•	consideration of regulatory and legal factors.

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

Indefinite-Lived Intangible Assets

We have a Warner Chilcott trademark with an indefinite life, which is not amortized. However, the carrying value would be adjusted if it were determined that the fair value had declined. The impairment test is performed on an annual basis, or more frequently if necessary, and utilizes the same key assumptions as those described above for our definite-lived assets. In addition, if future events occur that warrant a change to a definite life, the carrying value would then be amortized prospectively over the estimated remaining useful life. We completed our annual test during the quarter ended December 31, 2011 and no impairment charge resulted.

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

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax rules in various jurisdictions. Amounts related to tax contingencies that management has assessed as unrecognized tax benefits have been appropriately recorded under the provisions of ASC 740. For any tax position, a tax benefit may be reflected in the financial statements only if it is “more likely than not” that we will be able to sustain the tax return position, based on its technical merits. Potential liabilities arising from tax positions taken are recorded based on our estimate of the largest amount of benefit that is cumulatively greater than 50 percent likely to be realized. These liabilities may be adjusted to take into consideration changing facts and circumstances. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from the current estimate of the tax liabilities. If the estimate of tax liabilities is less than the ultimate assessment, then an additional charge to expense would result. If payment of these amounts is ultimately less than the recorded amounts, then the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary.

Litigation

We are involved in various legal proceedings in the normal course of our business, including product liability litigation, intellectual property litigation, employment litigation such as unfair dismissal and federal and state fair labor minimum wage lawsuits, and other litigation. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. See “Note 16” to the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included elsewhere in this Annual Report for a description of our significant current legal proceedings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at December 31, 2011.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,604 million as of December 31, 2011, a 1.0% change in interest rates would impact net interest expense by approximately $7 million per quarter. In addition, most of our indebtedness outstanding under our New Senior Secured Credit Facilities is subject to a LIBOR floor of 0.75% to 1.0%. Currently LIBOR rates are below the floor of 0.75% and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the floor of 0.75%.

Foreign Currency Risk

A significant portion of our earnings and assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). In addition we have intercompany financing arrangements between our entities, certain of which may be denominated in a currency other than the functional currencies of such entities. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate changes.

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

Inflation

Inflation did not have a material impact on our operations during the years ended December 31, 2011, 2010 and 2009.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

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

Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2012.

Item 11. Executive Compensation.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May  8, 2012.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2012.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements listed in the Index to the Consolidated Financial Statements beginning on page F-1, filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits listed at the end of this Annual Report are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

WARNER CHILCOTT PLC

By:	/S/ ROGER M. BOISSONNEAULT
Name:	Roger M. Boissonneault
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/S/ PAUL HERENDEEN
Name:	Paul Herendeen
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

Signature	Title

/S/ ROGER M. BOISSONNEAULT Roger M. Boissonneault	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ PAUL HERENDEEN Paul Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ TODD M. ABBRECHT Todd M. Abbrecht	Director

/S/ JAMES H. BLOEM James H. Bloem	Director

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/S/ LIAM M. FITZGERALD Liam M. Fitzgerald	Director

/S/ JOHN A. KING John A. King	Director

/S/ STEPHEN P. MURRAY Stephen P. Murray	Director

/S/ PATRICK J. O’SULLIVAN Patrick J. O’Sullivan	Director

Exhibit No.	Description

2.1	Implementation Agreement, dated October 27, 2004, among the Consortium Members (as defined therein), Waren Acquisition Limited and Warner Chilcott PLC and Second Supplemental Agreement thereto, dated November 16, 2004 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation on July 18, 2005, Registration Number 333-12666 (the “Warner Chilcott Holdings Company III S-4”))

2.2	Purchase Agreement, dated as of August 24, 2009, between The Procter & Gamble Company and Warner Chilcott plc (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on August 24, 2009 (the “Warner Chilcott August 24, 2009 8-K”))

2.3	Transition Services Agreement effective as of October 30, 2009 between Warner Chilcott plc and The Procter & Gamble Company (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K filed by Warner Chilcott plc on March 1, 2010, for the year ended December 31, 2009 (the “Warner Chilcott 2009 10-K”))

2.4	Asset Purchase Agreement dated as of September 23, 2009 among LEO Pharma A/S, LEO Laboratories Ltd., Warner Chilcott plc, Warner Chilcott Company, LLC and Warner Chilcott (US), LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on September 23, 2009)

2.5	Asset Purchase Agreement dated as of September 23, 2010 among Novartis Pharmaceuticals Corporation, Novartis Pharma AG, Warner Chilcott Company, LLC and Warner Chilcott plc (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on September 27, 2010 (the “Warner Chilcott September 27, 2010 8-K”))

3.1	Memorandum and Articles of Association of Warner Chilcott plc (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12G3 filed by Warner Chilcott plc on August 21, 2009 (the “Warner Chilcott August 21, 2009 8-K12G3”))

4.1	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (the “Amended and Restated Shareholders Agreement”) (incorporated herein by reference to Exhibit 4.3 to the Warner Chilcott Holdings Company III S-4)

4.2	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.4 to the Warner Chilcott Holdings Company III S-4)

4.3	Second Amendment to the Amended and Restated Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Amended and Restated Management Shareholders Agreement, dated as of March 31, 2005 (incorporated herein by reference to Exhibit 4.3 to the Warner Chilcott August 21, 2009 8-K12G3)

4.4	Waiver of the Amended and Restated Shareholders Agreement, dated November 24, 2009, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on November 24, 2009)

4.5	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto (incorporated herein by reference to Exhibit 4.5 to the Warner Chilcott Holdings Company III S-4)

Exhibit No.	Description

4.6	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen (incorporated herein by reference to Exhibit 4.6 to the Warner Chilcott Holdings Company III S-4)

4.7	First Amendment to the Management Shareholders Agreement, dated as of September 17, 2007, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Management Shareholders Agreement, dated as of March 28, 2005 (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 filed by Warner Chilcott plc on November 13, 2009 (the “Warner Chilcott November 13, 2009 S-3”))

4.8	Second Amendment to the Management Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein to the Management Shareholders Agreement, dated as of March 28, 2005 (incorporated herein by reference to Exhibit 4.4 to the Warner Chilcott August 21, 2009 8-K12G3)

4.9	Form of Share Certificate (incorporated herein by reference to Exhibit 4.5 to the Warner Chilcott August 21, 2009 8-K12G3)

4.10	Indenture, dated as of August 20, 2010, between Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Warner Chilcott plc on August 24, 2010 (the “Warner Chilcott August 24, 2010 8-K”)

10.1	Securities Purchase Agreement, dated January 18, 2005 by and among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Bain Capital Integral Investors II, L.P., BCIP Trust Associates III, and BCIP Trust Associates III-B, DLJMB Overseas Partners III, C.V., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman II), L.P., J.P. Morgan Partners Global Investors A, L.P., Thomas H. Lee (Alternative) Fund V, L.P., Thomas H. Lee Parallel (Alternative) Fund V, L.P., Thomas H. Lee (Alternative) Cayman Fund V, L.P., Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees Securities Company II LLC, Putnam Investments Holdings, LLC, Thomas H. Lee Investors Limited Partnership, OMERS Administration Corporation (formerly known as Ontario Municipal Employees Retirement Board), AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V., AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V., Filbert Investment Pte Ltd and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.2 to the Warner Chilcott Holdings Company III S-4)

10.2	Purchase and Sale Agreement, dated as of May 3, 2004, among Pfizer Inc., Pfizer Pharmaceuticals LLC, Galen Holdings Public Limited Company and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott Holdings Company III S-4)

10.3	Option and License Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott Holdings Company III S-4)

10.4	Finished Product Supply Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited (incorporated herein by reference to Exhibit 10.5 to the Warner Chilcott Holdings Company III S-4)

Exhibit No.	Description

10.5	Transaction Agreement by and between Galen Holdings PLC and Warner Chilcott PLC, dated May 4, 2000 (incorporated herein by reference to Exhibit 2.1 to Warner Chilcott PLC’s Current Report on Form 8-K filed on May 15, 2000, Commission File No. 000-29364)

10.6	Estrace Transitional Support and Supply Agreement between Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated herein by reference to Exhibit 10.2 to Warner Chilcott PLC’s Current Report on Form 8-K filed on February 29, 2000, Commission File No. 000-29364 (the “Warner Chilcott PLC February 29, 2000 8-K”))

10.7	Ovcon Transitional Support and Supply Agreement between Bristol-Myers Squibb Laboratories Company and Warner Chilcott, Inc., dated as of January 26, 2000 (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott PLC February 29, 2000 8-K)

10.8	Asset Purchase Agreement between Bristol-Myers Squibb Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10.8 to Galen Holdings PLC’s Form F-1 filed on July 2, 2001, Commission File No. 333-64324 (the “Galen Holdings July 2, 2001 F-1”))

10.9	Supply Agreement between Bristol-Myers Squibb Laboratories Company and Galen (Chemicals) Limited, dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10.9 to the Galen Holdings July 2, 2001 F-1)

10.10	Assignment, Transfer and Assumption Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated herein by reference to Exhibit 4.28 to Galen Holdings PLC’s Annual Report on Form 20-F filed on January 2, 2003 for the year ended September 30, 2002, Commission File No. 333-12634)

10.11	Manufacturing Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company (incorporated herein by reference to Exhibit 4.30 to Galen Holdings PLC’s Annual Report on Form 20-F filed on December 31, 2003 for the year ended September 30, 2003, Commission File No. 333-12634) (the “Galen Holdings’ 2002-2003 20-F”))

10.12	Purchase and Sale Agreement (OCS) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated herein by reference to Exhibit 4.31 to the Galen Holdings’ 2002-2003 20-F)

10.13	Purchase and Sale Agreement (Femhrt) among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003 (incorporated herein by reference to Exhibit 4.32 to the Galen Holdings’ 2002-2003 20-F)

10.14	Transitional Supply Agreement, dated March 27, 2003, between Galen (Chemicals) Limited and Pfizer Inc. (incorporated herein by reference to Exhibit 4.33 to the Galen Holdings’ 2002-2003 20-F)

10.15	Manufacturing Agreement, dated as of September 24, 1997, by and between Duramed Pharmaceuticals, Inc. and Warner-Lambert Company (assigned to Galen (Chemicals) Limited pursuant to the Purchase and Sale Agreement (Femhrt), among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003) (incorporated herein by reference to Exhibit 4.40 to the Galen Holdings’ 2002-2003 20-F)

10.16	Business Purchase Agreement for the Sale and Purchase of the Business and Assets of Ivex Pharmaceuticals Limited, among Ivex Pharmaceuticals Limited, Galen Holdings, PLC, Gambro Northern Ireland Limited and Gambro BCT, Inc, dated April 28, 2004 (incorporated herein by reference to Exhibit 10.22 to the Warner Chilcott Holdings Company III S-4)

10.17	Purchase and Sale Agreement among Galen Holdings PLC, Nelag Limited, Galen Limited and Galen (Chemicals) Limited, dated April 28, 2004 (incorporated herein by reference to Exhibit 10.23 to the Warner Chilcott Holdings Company III S-4)

Exhibit No.	Description

10.18	Purchase and Sale Agreement among Galen Limited, Galen Holdings PLC, Galen (Chemicals) Limited and Nelag Limited, dated April 27, 2004 (incorporated herein by reference to Exhibit 10.24 to the Warner Chilcott Holdings Company III S-4)

10.19	Fourth Amended and Restated Employment Agreement, dated as of August 4, 2011, between Warner Chilcott (US), LLC and Roger M. Boissonneault (incorporated herein by reference to Exhibit 10.1 to the Warner Chilcott August 5, 2011 10-Q)

10.20	Second Amended and Restated Employment Agreement, dated as of August 4, 2011, between Warner Chilcott (US), LLC and Paul Herendeen (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott August 5, 2011 10-Q)

10.21	Third Amended and Restated Employment Agreement, dated as of August 5, 2011, between Warner Chilcott (US), LLC and W. Carl Reichel (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott August 5, 2011 10-Q)

10.22	Fourth Amended and Restated Employment Agreement, dated as of August 26, 2011, between Warner Chilcott (US), LLC and Anthony D. Bruno (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on August 26, 2011)

10.23	Employment agreement, dated as of January 31, 2012, between Warner Chilcott Pharmaceuticals S.à r.l., and Marinus Johannes van Zoonen (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on February 1, 2012)

10.24	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company Inc. and Pfizer Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited on August 11, 2006, Commission File No. 333-126660)

10.25	Waiver, dated September 25, 2006, to Section 3.1, Section 3.3 and Section 3.5(b) of the Option and License Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 and to Section 2.1 of the Finished Product Supply Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 (incorporated herein by reference to Exhibit 10.41 to the Warner Chilcott Holdings S-1)

10.26	Form of Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.50 to the Annual Report on Form 10-K filed by Warner Chilcott Limited on March 26, 2007, Commission File No. 1-33039 (the “Warner Chilcott 2006 10-K”)

10.27	Form of Share Option Award Agreement (incorporated herein by reference to Exhibit 10.51 to the Warner Chilcott 2006 10-K)

10.28	Form of Bonus Share Award Agreement (incorporated herein by reference to Exhibit 10.52 to the Warner Chilcott 2006 10-K)

10.29	Form of Management Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.53 to the Warner Chilcott 2006 10-K)

10.30	Form of Strip Grant Agreement (incorporated herein by reference to Exhibit 10.54 to the Warner Chilcott 2006 10-K)

10.31	Form of 2005 Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.55 to the Warner Chilcott 2006 10-K)

10.32	Settlement and License Agreement dated as of January 9, 2009, by and among Warner Chilcott Company, LLC (f/k/a/ Warner Chilcott Company, Inc.), Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc. (incorporated herein by reference to Exhibit 10.2 to Warner Chilcott Limited’s Quarterly Report on Form 10-Q filed on August 7, 2009 for the quarter ended June 30, 2009 (the “Warner Chilcott Limited August 7, 2009 10-Q”))

10.33	Warner Chilcott Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Warner Chilcott August 21, 2009 8-K12G3)

Exhibit No.	Description

10.34	First Amendment to the Warner Chilcott Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on May 17, 2010)

10.35	Deed Poll of Assumption relating to Equity Incentive Plan, dated as of August 20, 2009 (incorporated herein by reference to Exhibit 10.3 to the Warner Chilcott August 21, 2009 8-K12G3)

10.36	Form of Warner Chilcott Equity Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.48 of the Warner Chilcott 2009 10-K)

10.37	Form of Warner Chilcott Equity Incentive Plan Share Award Agreement (incorporated by reference to Exhibit 10.49 of the Warner Chilcott 2009 10-K)

10.38	Form of Warner Chilcott Equity Incentive Plan Share Option Award Agreement (incorporated by reference to Exhibit 10.50 of the Warner Chilcott 2009 10-K)

10.39	Form of Warner Chilcott Equity Incentive Plan Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.39 to Warner Chilcott’s annual report on Form 10-K filed on February 25, 2011 (the “Warner Chilcott 2010 10-K”))

10.40	Form of Warner Chilcott Equity Incentive Plan Restricted Share Award Agreement (incorporated by reference to Exhibit 10.40 to the Warner Chilcott 2010 10-K)

10.41	Form of Warner Chilcott Equity Incentive Plan Share Option Award Agreement (incorporated by reference to Exhibit 10.41 to the Warner Chilcott 2010 10-K)

10.42	Form of Warner Chilcott Equity Incentive Plan Performance Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.42 to the Warner Chilcott 2010 10-K)

10.43	Form of Warner Chilcott Equity Incentive Plan Performance Restricted Share Award Agreement (incorporated by reference to Exhibit 10.43 to the Warner Chilcott 2010 10-K)

10.44	Form of Warner Chilcott Equity Incentive Plan Director Share Option Award Agreement (incorporated by reference to Exhibit 10.44 to the Warner Chilcott 2010 10-K)

10.45	Warner Chilcott P&G Pharmaceuticals Business Transaction and Integration Incentive Program (incorporated by reference to Exhibit 10.51 of the Warner Chilcott 2009 10-K)

10.46	Warner Chilcott Management Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Warner Chilcott August 21, 2009 8-K12G3)

10.47	Deed Poll of Assumption relating to Management Incentive Plan, dated as of August 20, 2009 (incorporated herein by reference to Exhibit 10.4 to the Warner Chilcott August 21, 2009 8-K12G3)

10.48	Purchase Agreement, dated August 12, 2010, among Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, Warner Chilcott plc, certain subsidiaries of Warner Chilcott plc and Banc of America Securities LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on August 16, 2010)

10.49	Purchase Agreement dated as of September 24, 2010 among Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, Warner Chilcott plc, certain subsidiaries of Warner Chilcott plc and Banc of America Securities LLC (incorporated by reference to the Warner Chilcott September 27, 2010 8-K)

10.50	Credit Agreement, dated as of March 17, 2011, among Warner Chilcott Holdings Company III, Limited, WC Luxco S.à r.l., Warner Chilcott Corporation, Warner Chilcott Company, LLC, Bank of America, N.A. as administrative agent for the lenders, and the lenders thereunder (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Warner Chilcott plc on March 21, 2011)

10.51+	Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc. (the “Sanofi Collaboration Agreement”) (incorporated by reference to Exhibit 10.57 of the Warner Chilcott 2009 10-K)

Exhibit No.	Description

10.52+	Amendment Agreement to the Collaboration Agreement, dated December 19, 2007, by and between The Procter & Gamble Company and Procter & Pharmaceuticals and Sanofi-Aventis U.S. LLC, as successor in interest to Aventis Pharmaceuticals, Inc. (the “Sanofi Amendment Agreement”) (incorporated by reference to Exhibit 10.58 of the Warner Chilcott 2009 10-K)

10.53+	Amendment to the Sanofi Amendment Agreement, dated October 9, 2008, by and between The Procter & Gamble Company and Procter & Pharmaceuticals and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.59 of the Warner Chilcott 2009 10-K)

10.54+	U.S. Amendment Agreement, effective April 1, 2010, by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC, to the Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between Warner Chilcott Company, LLC (as assignee of the Proctor & Gamble Company and Proctor & Gamble Pharmaceuticals, Inc.) and Sanofi-Aventis U.S. LLC (as successor in interest to Aventis Pharmaceuticals, Inc.) (incorporated herein by reference to Exhibit 10.1 to Warner Chilcott plc’s Quarterly report on Form 10-Q filed on May 7, 2010 for the quarter ended March 31, 2010)

10.55	Form of Indemnification Agreement for directors and Secretary of Warner Chilcott plc (incorporated herein by reference to Exhibit 10.5 to the Warner Chilcott August 21, 2009 8-K12G3)

10.56+	Contract Manufacturing Services Agreement, dated as of January 30, 2006, between Procter & Gamble Pharmaceuticals, SARL and OSG Norwich Pharmaceuticals, Inc. (the “CMSA”) (incorporated by reference to Exhibit 10.58 to the Warner Chilcott 2010 10-K)

10.57+	Letter Agreement, dated as of September 11, 2006, between Procter & Gamble Pharmaceuticals, SARL and OSG Norwich Pharmaceuticals, Inc., amending the CMSA (incorporated by reference to Exhibit 10.59 to the Warner Chilcott 2010 10-K)

10.58	Letter Agreement, dated as of April 20, 2010, between Warner Chilcott Company, LLC and Norwich Pharmaceuticals, Inc., amending the CMSA (incorporated by reference to Exhibit 10.60 to the Warner Chilcott 2010 10-K)

10.59+	Letter Agreement, dated as of December 21, 2010, between Warner Chilcott Company, LLC and Norwich Pharmaceuticals, Inc., amending the CMSA (incorporated by reference to Exhibit 10.61 to the Warner Chilcott 2010 10-K)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Warner Chilcott’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ (Deficit) / Equity, (iv) the Consolidated Statements of Comprehensive Income / (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Warner Chilcott Public Limited Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity/(deficit), of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Warner Chilcott Public Limited Company and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, NJ

February 24, 2012

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands except share amounts)

	As of December 31, 2011	As of December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$616,344	$401,807
Accounts receivable, net	265,756	368,537
Inventories, net	118,700	119,497
Deferred income taxes	121,086	134,419
Prepaid income taxes, net	37,378	49,385
Prepaid expenses and other current assets	72,666	103,395

Total current assets	1,231,930	1,177,040

Other assets:
Property, plant and equipment, net	214,707	235,709
Intangible assets, net	2,420,321	3,016,741
Goodwill	1,028,550	1,028,550
Non-current deferred income taxes	30,577	27,863
Other non-current assets	103,944	166,086

Total assets	$5,030,029	$5,651,989

LIABILITIES
Current liabilities:
Accounts payable	$53,743	$98,525
Accrued expenses and other current liabilities	817,019	730,830
Income taxes payable	44,372	22,965
Deferred income taxes	1,026	1,211
Current portion of long-term debt	185,013	269,911

Total current liabilities	1,101,173	1,123,442

Other liabilities:
Long-term debt, excluding current portion	3,677,783	4,408,753
Non-current deferred income taxes	58,115	70,335
Other non-current liabilities	123,827	115,101

Total liabilities	4,960,898	5,717,631

Commitments and contingencies (See Notes 15 and 16)	—	—

SHAREHOLDERS’ EQUITY / (DEFICIT)
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 250,247,802 and 252,527,004 shares issued and outstanding	2,502	2,525
Additional paid-in capital	39,170	9,805
Retained earnings / (accumulated deficit)	53,147	(62,327)
Accumulated other comprehensive (loss)	(25,688)	(15,645)

Total shareholders’ equity / (deficit)	69,131	(65,642)

Total liabilities and shareholders’ equity / (deficit)	$5,030,029	$5,651,989

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands except per share amounts)

	Year Ended December 31,
	2011	2010	2009
REVENUE
Net sales	$2,637,318	$2,803,621	$1,384,605
Other revenue	90,788	170,861	51,211

Total revenue	2,728,106	2,974,482	1,435,816

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	356,144	492,801	320,278
Selling, general and administrative	923,925	1,090,351	436,384
Restructuring costs	103,780	—	—
(Gain) on sale of assets	—	—	(393,095)
Research and development	107,796	146,506	76,737
Amortization of intangible assets	596,305	652,920	312,172
Interest expense, net	339,923	284,448	124,617

INCOME BEFORE TAXES	300,233	307,456	558,723
Provision for income taxes	129,087	136,484	44,605

NET INCOME	$171,146	$170,972	$514,118

Earnings per share:
Basic	$0.68	$0.68	$2.05
Diluted	$0.67	$0.67	$2.05

Dividends per share:	$—	$8.50	$—

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)

(All amounts in thousands except share amounts)

	Number of Ordinary Shares	Ordinary Shares	Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Ordinary Shares	Total

Balance as of December 31, 2008	250,781,978	$2,508	$2,055,521	$(689,836)	$(11,921)	$(6,352)	$1,349,920

Net income	—	—	—	514,118	—	—	514,118
Stock compensation	554,065	5	13,067	—	—	—	13,072
Retirement of treasury ordinary shares	—	—	(6,352)	—	—	6,352	—
Exercise of non-qualified options to purchase ordinary shares	258,644	3	3,966	—	—	—	3,969
Other comprehensive income	—	—	—	—	8,014	—	8,014

Balance as of December 31, 2009	251,594,687	$2,516	$2,066,202	$(175,718)	$(3,907)	$—	$1,889,093

Net income	—	—	—	170,972	—	—	170,972
Stock compensation	335,376	3	21,496	—	—	—	21,499
Special dividend paid to shareholders ($8.50 per share)	—	—	(2,086,740)	(57,581)	—	—	(2,144,321)
Exercise of non-qualified options to purchase ordinary shares	596,941	6	8,847	—	—	—	8,853
Other comprehensive (loss)	—	—	—	—	(11,738)	—	(11,738)

Balance as of December 31, 2010	252,527,004	$2,525	$9,805	$(62,327)	$(15,645)	$—	$(65,642)

Net income	—	—	—	171,146	—	—	171,146
Stock compensation	788,154	8	22,106	—	—	—	22,114
Exercise of non-qualified options to purchase ordinary shares	608,770	6	4,895	—	—	—	4,901
Redemption of ordinary shares	(3,676,126)	(37)	—	(55,672)	—	—	(55,709)
Other	—	—	2,364	—	—	—	2,364
Other comprehensive (loss)	—	—	—	—	(10,043)	—	(10,043)

Balance as of December 31, 2011	250,247,802	$2,502	$39,170	$53,147	$(25,688)	$—	$69,131

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net Income	$171,146	$170,972	$514,118
Other comprehensive (loss)/income:
Cumulative translation adjustment	(6,382)	(16,153)	(4,268)
Unrealized gain on interest rate swaps (net of tax of $0, $0 and $(174), respectively)	—	—	8,513
Actuarial (loss) / gains related to defined benefit plans (net of tax of $(1,221), $2,086 and $1,577, respectively)	(3,661)	4,415	3,769

Total other comprehensive (loss)/income	(10,043)	(11,738)	8,014

Comprehensive Income	$161,103	$159,234	$522,132

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171,146	$170,972	$514,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,351	34,654	14,727
Write-down of property, plant and equipment	23,082	—	—
Amortization of intangible assets	596,305	652,920	312,172
Write-off of fair value step-up on acquired inventories	—	105,504	73,493
(Gain) on sale of assets	—	—	(393,095)
Provision for inventory obsolescence	35,216	13,001	11,540
Deferred income taxes	655	(20,956)	(67,877)
Amortization of deferred loan costs	110,006	64,977	30,306
Stock-based compensation expense	22,114	21,499	13,072
Changes in assets and liabilities:
Decrease / (increase) in accounts receivable, prepaid expenses and other current assets	92,516	9,599	(17,125)
(Increase) in inventories	(46,287)	(8,400)	(7,992)
Increase / (decrease) in accounts payable, accrued expenses and other current liabilities	91,119	(66,209)	(14,314)
Increase / (decrease) in income taxes and other, net	41,835	(30,122)	35,665

Net cash provided by operating activities	1,177,058	947,439	504,690

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(402,900)	(11,600)
Purchase of business, net of cash acquired (See Note 4)	—	—	(2,869,378)
Proceeds from the sale of assets (See Note 5)	—	—	1,000,000
Capital expenditures	(46,241)	(95,038)	(44,014)

Net cash (used in) investing activities	(46,241)	(497,938)	(1,924,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for Special Dividend	—	(2,137,812)	—
Term borrowings under New Senior Secured Credit Facilities	3,000,000	—	—
Term borrowings under Prior Senior Secured Credit Facilities	—	1,500,000	2,950,000
Proceeds from issuance of 7.75% senior notes due 2018 (“7.75% Notes”), including premium	—	1,260,000	—
Redemption of 8.75% senior subordinated notes due 2015 (“8.75% Notes”)	—	(89,460)	(290,540)
Payments for loan costs, including refinancing premium	(50,976)	(83,691)	(155,081)
Term repayments under 2005 Senior Secured Credit Facilities	—	—	(582,557)
Term repayments under Prior Senior Secured Credit Facilities	(3,418,980)	(1,031,336)	—
Term repayments under New Senior Secured Credit Facilities	(395,625)	—	—
Redemption of Ordinary Shares	(55,709)	—	—
Proceeds from the exercise of non-qualified options to purchase ordinary shares	4,901	7,800	3,969
Other	2,408	(339)	395

Net cash (used in) / provided by financing activities	(913,981)	(574,838)	1,926,186

Effect of exchange rates on cash and cash equivalents	(2,299)	(11,862)	(2,784)

Net increase / (decrease) in cash and cash equivalents	214,537	(137,199)	503,100
Cash and cash equivalents, beginning of period	401,807	539,006	35,906

Cash and cash equivalents, end of period	$616,344	$401,807	$539,006

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$238,140	$196,819	$104,678
Cash paid for income taxes	$106,530	$179,420	$71,601
SCHEDULE OF NON-CASH ACTIVITIES
Increase in fair value of interest rate swaps, net	$—	$—	$8,513

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements

(All amounts in thousands except share amounts, per share amounts or unless otherwise noted)

1. The Company

Warner Chilcott Public Limited Company is an Irish public limited company, which together with its wholly-owned subsidiaries (collectively, “Warner Chilcott,” or the “Company”) has operations in the United States (“U.S.”), Puerto Rico, the United Kingdom (“U.K.”), the Republic of Ireland, Australia, Canada and many other Western European countries. These consolidated financial statements include the accounts of Warner Chilcott Public Limited Company and all of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). As further discussed in “Note 4”, these financial statements reflect the results of operations of The Procter & Gamble Company’s (“P&G”) global branded prescription pharmaceutical business (“PGP”) subsequent to the Company’s October 30, 2009 acquisition of PGP. The Company’s fiscal year ends on December 31.

Prior to August 2009, the Company’s consolidated financial statements presented the accounts of Warner Chilcott Limited, a Bermuda company, and all of its wholly-owned subsidiaries. In August 2009, the Company completed its redomestication from Bermuda to Ireland. As a result of the transaction, Warner Chilcott Public Limited Company, a public limited company organized in, and a tax resident of, Ireland, became the ultimate public holding company of the Warner Chilcott group. References throughout to “we”, “our” or the “Company” refer to Warner Chilcott Limited and its subsidiaries prior to the redomestication and to Warner Chilcott Public Limited Company and its subsidiaries since the redomestication. In addition, references throughout this Annual Report on Form 10-K (“Annual Report”) to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the redomestication and to the Company’s ordinary shares, par value $0.01 per share, since the redomestication. The redomestication did not have an impact on the Company’s financial position, results of operations or cash flows in any periods presented.

The Company is a leading global specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, dermatology and urology segments of the branded pharmaceuticals market, primarily in North America. The Company is fully integrated with internal resources dedicated to the development, manufacture and promotion of its products. The Company’s portfolio of pharmaceutical products is promoted primarily in North America by the Company’s sales and marketing organization. The Company has manufacturing capabilities in Fajardo, Puerto Rico, Larne, Northern Ireland and Weiterstadt, Germany.

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

Foreign Currency

The Company has operations in the U.S., Puerto Rico, UK, Republic of Ireland, Australia, Canada and many other Western European countries. The results of its non-U.S. operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity / (deficit) and are included as a component of other comprehensive income / (loss).

The Company realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. These gains / (losses) are included as a component of selling, general and administrative expenses (“SG&A”).

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to: estimated utilization or redemption rates, contract terms, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. No revisions were made to the methodology used in determining these reserves during the year ended December 31, 2011.

On October 30, 2009, pursuant to the purchase agreement dated August 24, 2009 (as amended, the “Purchase Agreement”), between the Company and P&G, the Company acquired PGP for $2,919,261 in cash and the assumption of certain liabilities (the “PGP Acquisition”). As a result of the PGP Acquisition, the Company began to offer Medicare rebates and assumed significant managed care contracts. The costs incurred by the Company in connection with Medicare and managed care rebates are considered sales-related deductions and are included as a component of reported net sales. The Company estimates the accruals for these programs based on estimated utilization rates, contractual terms, costs related to the programs and other historical data.

On March 23, 2010 the Patient Protection and Affordable Care Act of 2010 was signed into law. The statute impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably managed Medicaid rebates, which became effective in 2010, and the Medicare coverage gap rebates, which became effective in 2011. Based on current utilization rates, the Company does not believe that this law impacts a material percentage of the Company’s net sales.

The Company offers customer loyalty card programs for many of its key products, the most significant of which are DORYX 150 mg and LOESTRIN 24 FE. These customer loyalty card programs either “cap” the per prescription co-pay amount paid by the Company’s ultimate customers or reduce the amount paid by the Company’s ultimate customers. The costs incurred by the Company in connection with the customer loyalty card programs are considered sales-related deductions which are included as a component of reported net sales. The Company estimates the accruals for these programs based on estimated redemption rates, costs per redemption, contractual program terms and other historical data.

As of December 31, 2011 and 2010, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $41,325 and $30,274, respectively. The amounts included in accrued liabilities were $542,098 and $455,041 (of which $130,578 and $129,621 related to reserves for product returns) as of December 31, 2011 and 2010, respectively. The provisions recorded to reduce gross sales to net sales were $948,901, $1,034,928 and $358,537 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company recognizes revenue related to its intellectual property licensed to third-parties, based on third-party sales as earned, in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of other revenue. The Company also has agreements with other pharmaceutical companies to co-promote certain products. Revenues and related product costs are recognized on a gross basis in transactions where the Company is deemed to be the principal in the transaction. Revenues earned based upon a percentage of the co-promotion partners’ net sales are recognized, on a net basis, when the co-promotion partners have shipped the related products and title passes to their customers. Contractual payments due to co-promotion partners are included within SG&A expense and contractual payments due from co-promotion partners are included within other revenue. Total other revenue for the years ended December 31, 2011, 2010 and 2009 was $90,788, $170,861 and $51,211, respectively. Primarily as a result of the ENABLEX Acquisition (as defined in “Note 4”), the Company’s other revenue has decreased while ENABLEX product net sales have increased.

Advertising and Promotion (“A&P”)

Costs associated with A&P of the Company’s products are expensed as incurred and are included in SG&A expenses. A&P expenses totaled $148,623, $123,359 and $61,089 in the years ended December 31, 2011, 2010 and 2009, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $21,416, $11,335 and $5,476 in the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development (“R&D”)

R&D costs are expensed as incurred. Milestone payments made to third parties in connection with R&D collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the respective intangible asset based on future use and anticipated cash flows for the asset. Amounts capitalized for such payments are included in intangible assets, net of accumulated amortization. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”), the Company capitalizes in-process research and development (“IPR&D”) acquired through the acquisition of a business as part of non-amortizable intangible assets. These costs will begin to be amortized if the associated regulatory approval is received. If regulatory approval is not received, and the R&D study is considered to be no longer viable, the IPR&D would be considered impaired. As of December 31, 2011 and 2010, the Company had no IPR&D.

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

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation such as unfair dismissal and federal and state fair labor and minimum wage lawsuits, and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies”. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable, based on existing information. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. The Company also self-insures for certain liabilities not covered under its insurance based on an estimate of potential claims. The Company develops such estimates in conjunction with its insurance providers and outside counsel.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and in money market accounts with original maturities of three months or less.

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

Product samples are stated at cost and are included in prepaid expenses and other current assets.

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

Intangible Assets and Goodwill

In accordance with ASC 805, net assets of businesses acquired in purchase transactions are recorded at their fair value on the date of acquisition. As such, the historical cost basis of individual acquired assets and liabilities are adjusted to reflect their fair value on the date of acquisition. The Company’s intangible assets primarily relate to marketed products. Identifiable intangible assets such as those related to marketed products, are measured at their respective fair values as of the acquisition date. The Company believes the fair values assigned to its acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition dates. Discounted cash flow models are used in valuing these intangible assets, and these models require the use of significant estimates and market participant assumptions including but not limited to:

•	estimates of revenues and operating profits related to the products or product candidates;

•	the probability of success for unapproved product candidates (IPR&D) considering their stages of development;

•	the time and resources needed to complete the development and approval of product candidates;

•

the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory approvals; and

•	risks related to the viability of and potential alternative treatments in any future target markets.

Identified intangible assets, other than indefinite-lived intangible assets, are amortized using an economic benefit model or straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows. The majority of the Company’s identifiable intangible assets are owned by its Puerto Rican subsidiary. The Company continually reviews and assesses the long range cash flow forecast for all its products. As a result of changing assumptions in the evaluation of the recoverability of intangible assets, some assets may be impaired and some assets which are not impaired may be subject to a change in amortization recognized in future periods to better match expected future cash flows.

Goodwill represents the excess of acquisition costs over the fair value of the net assets of the businesses purchased. Goodwill is not amortized and is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. This analysis is performed at the reporting unit level. The fair value of the Company’s reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill as defined in ASC 350, “Intangibles—Goodwill and other,” (“ASC 350”) is compared with the carrying amount of that goodwill. An impairment loss would be recorded if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. The Company has one reporting unit where goodwill resides and performed its annual impairment test in the fourth quarter of the year ended December 31, 2011, noting no impairment.

Definite-lived intangible assets are evaluated for impairment in accordance with ASC 350. An impairment loss would be recognized if the carrying value of an intangible asset was not recoverable. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted net cash inflows expected to be generated by the asset. The Company’s intangible assets consist of trademarks, patents and other intellectual property and are amortized using either an economic benefit model or straight-line basis over the individual asset’s estimated useful life not to exceed 15 years. The economic benefit model is based on the expected future cash flows and typically results in accelerated amortization for most of the Company’s products. As of December 31, 2011, the weighted average amortization period of intangible assets was approximately 4.1 years.

In addition, the Company has valued a trademark with an indefinite life which is not amortized; however, the carrying value would be adjusted if it were determined that the fair value had declined. The Company performs an impairment test annually on this trademark. The Company performed its annual impairment test on this trademark in the fourth quarter of the year ended December 31, 2011, noting no impairment. The Company continuously reviews its definite-lived intangible assets’ remaining useful lives based on their estimated future cash flows.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $110,006, $64,977 and $30,306 in the years ended December 31, 2011, 2010 and 2009, respectively. The year ended December 31, 2011 included the write-off of deferred loan costs in connection with the repayment and termination of the Company’s Prior Senior Secured Credit Facilities (as defined in “Note 13”). In the first quarter of 2011, the Company paid and capitalized $50,976 in connection with the incurrence of new indebtedness under its New Senior Secured Credit Facilities, as further discussed in “Note 13”. In the third quarter of 2010, the Company paid and capitalized as a component of other non-current assets $83,691 in connection with the issuance of the 7.75% Notes (as defined below) and the incurrence of additional term loan indebtedness under the Prior Senior Secured Credit Facilities. Aggregate deferred loan costs, net of accumulated amortization, were $100,215 and $159,188 as of December 31, 2011 and 2010, respectively, and were included in other non-current assets in the consolidated balance sheets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 718 “Compensation—Stock Compensation,” (“ASC 718”) which requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock grants, and their equivalent, be measured at fair value and recognized as compensation expense over the vesting periods.

Defined Benefit Plans

Since the PGP Acquisition, the Company has provided defined benefit pension plans for certain of its European employees. The Company recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability on its consolidated balance sheets. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to the discount rate and expected return on plan assets. Other assumptions used may include employee demographic factors such as compensation rate increases, retirement patterns, expected employee turnover and participant mortality rates. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain)/loss. If the total net actuarial (gain)/loss included in accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. Net periodic benefit costs are recognized in the consolidated statements of operations and can include curtailment (gains) / losses. Curtailment (gains) / losses are recognized in accordance with ASC 715 “Compensation—Retirement Benefits”.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 “Testing Goodwill for Impairment” (“ASU 2011-08”), which is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. ASU 2011-08 simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The Company has elected not to early adopt this statement. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for fiscal years beginning after December 15, 2011. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. This standard removes the presentation options in ASC 220 “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Since ASU 2011-05 only changes the presentation of comprehensive income in the financial statements, the adoption of ASU 2011-05 will not affect the Company’s consolidated financial position or results of operations.

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the U.K. The restructuring did not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the U.K. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company is in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacts approximately 500 employees in total. Pretax severance costs of $100,993 were recorded in the year ended December 31, 2011 and were included as a component of restructuring costs in the consolidated statement of operations. Also included in restructuring costs were certain pretax contract termination expenses of $2,787 in the year ended December 31, 2011. As a result of agreements reached with certain local European works councils subsequent to December 31, 2011, the Company will record net expenses of approximately $30,000 in its consolidated statement of operations in the year ending December 31, 2012 as a component of restructuring costs. As a result of the execution of the final agreements and the timing of the termination of employees, the Company anticipates that these expenses will include severance charges recorded in the quarter ending March 31, 2012 and certain contract termination expenses and pension curtailment gains recorded during the year ending December 31, 2012. The majority of the remaining severance related costs and other liabilities are expected to be settled in cash within the next twelve months. The Western European restructuring costs were recorded in the Company’s ROW operating segment (as defined in “Note 18”).

Manati Facility

In April 2011, the Company announced a plan to repurpose its Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, the Company recorded charges of $23,082 for the write-down of certain property, plant and equipment, and $7,858 of severance costs in the year ended December 31, 2011. The majority of severance costs relating to the Manati repurposing were settled in cash during the quarter ended June 30, 2011. The expenses related to the Manati repurposing were recorded in the Company’s North American operating segment (as defined in “Note 18”) as a component of cost of sales.

Severance Accruals

The following table summarizes the activity in the Company’s aggregate severance accruals during the year ended December 31, 2011:

Balance, December 31, 2010	$5,975
Western European severance charges included in restructuring costs	100,993
Manati severance charges included in cost of sales	7,858
Other charges included in SG&A	8,561
Cash payments during the period	(76,516)
Foreign currency translation adjustments	(5,338)

Balance, December 31, 2011	$41,533

4. Acquisitions

Enablex

The Company and Novartis Pharmaceuticals Corporation (“Novartis”) were parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. The Company shared development and promotional expenses with Novartis pursuant to the agreement and those costs were included within SG&A expenses. The Company received a contractual percentage of Novartis’ sales of ENABLEX, which was recorded, on a net basis, in other revenue. For the years ended December 31, 2010 and 2009, the Company recognized other revenue related to ENABLEX of $62,669 and $14,943, respectively.

On October 18, 2010, the Company acquired the U.S. rights to ENABLEX from Novartis for an upfront payment of $400,000 in cash at closing, plus potential future milestone payments of up to $20,000 in the aggregate based on 2011 and 2012 net sales of ENABLEX (the “ENABLEX Acquisition”). Concurrent with the closing of the ENABLEX Acquisition, the Company and Novartis terminated their existing co-promotion agreement, and the Company assumed full control of sales and marketing of ENABLEX in the U.S. market.

PGP

On October 30, 2009, pursuant to the Purchase Agreement between the Company and P&G, the Company acquired PGP for $2,919,261 in cash and the assumption of certain liabilities. Under the terms of the Purchase Agreement, the Company acquired P&G’s portfolio of branded pharmaceutical products, prescription drug pipeline, manufacturing facilities in Puerto Rico and Germany and a net receivable owed from P&G of approximately $60,000. The total purchase price of $2,919,261 was allocated to the fair value of the assets acquired and liabilities assumed as of the acquisition date. The PGP Acquisition expanded the Company’s women’s healthcare product line, added a specialty segment in gastroenterology, established the Company in the urology market and expanded the Company’s reach into markets outside of the U.S.

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

The PGP Acquisition was accounted for as a business combination using the acquisition method of accounting. The results of operations of PGP since October 30, 2009 have been included in the Company’s consolidated statements of operations. The purchase price allocation presented below was based on the final valuation report.

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

The fair value of receivables acquired was $296,032, with gross contractual amounts receivable of $322,544. The goodwill associated with the PGP Acquisition is reported within the Company’s North America segment. The goodwill resulted from expected synergies from the transaction, including complementary products that enhance the Company’s overall product portfolio and result in incremental revenue and profitability.

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

The two most significant intangible assets related to PGP’s marketed products were the ACTONEL intangible asset, valued as of the closing date at $530,242, and the ASACOL intangible asset, valued as of the closing date at $1,859,257. In accordance with ASC 350 the Company has determined that these intangible assets have finite useful lives and should be amortized over their respective useful lives.

The most significant acquired intangible asset related to the IPR&D projects was a once-a-week product for the treatment of postmenopausal osteoporosis under development, valued at $241,447. On October 8, 2010, this product, which we now market in the U.S. as ATELVIA, was approved by the FDA. In accordance with the guidance in ASC 350, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived they are not amortized, but must be tested for impairment on an annual basis and more frequently if events or changes in circumstances occur that could result in a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and must then be amortized based on their respective estimated useful lives at such time. The Company began amortizing the ATELVIA intangible asset in the fourth quarter of 2010.

The fair value of each of the acquired intangible assets related to the marketed products and IPR&D projects was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value of intangible assets acquired in the PGP Acquisition using a present value discount rate ranging from 12.0% to 13.5% for the marketed products, and 16.5% to 19.0% for the IPR&D intangible assets, which was based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of PGP. This is comparable to the estimated internal rate of return for PGP’s operations and represents the rate that market participants would be expected to use to value the intangible assets. Some of the other significant assumptions inherent in the development of the identifiable intangible asset valuations, from the perspective of a market participant, include the estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and contributory asset charges), the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream and other factors. For the IPR&D intangible assets, the Company compensated for the differing phases of development of each project by probability-adjusting its estimation of the expected future cash flows associated with each project. The Company then determined the present value of the expected future cash flows using a discount rate ranging from 16.5 % to 19.0%. The projected cash flows from the IPR&D projects were based on key assumptions for each project, such as estimates of revenues and operating profits based on their stages of development; the time and resources needed to complete the development and approval of the product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a commercial product such as the Company’s ability to obtain marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

The intangible assets related to the marketed products acquired in the PGP Acquisition are amortized over their estimated useful life using an amortization rate derived from the forecasted future product sales for these products. The weighted-average amortization period for these intangible assets was approximately 4 years.

Income Taxes

Net deferred tax assets of $40,962 were primarily related to the differences between the book and tax bases of the assets and liabilities acquired in the PGP Acquisition. The Company also recorded a reserve for unrecognized tax benefits in its opening balance sheet related to the PGP Acquisition.

Acquired Contingencies

Liabilities assumed as a result of the closing of the PGP Acquisition on October 30, 2009 included certain contingent liabilities valued at approximately $5,000 in accordance with FASB ASC 450, “Accounting for Contingencies.” As of December 31, 2010, this contingent liability was no longer recorded due to the termination of a contract.

Financing for the PGP Acquisition

To finance the PGP Acquisition, the Company used a combination of cash on hand and borrowings under its Prior Senior Secured Credit Facilities.

Pro Forma Information (unaudited)

The following summarized pro forma consolidated income statement information assumes that the PGP Acquisition occurred as of January 1, 2009. The unaudited pro forma results reflect certain adjustments related to the PGP Acquisition, such as increased depreciation and amortization expense on assets acquired from PGP resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at October 30, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the integration of PGP.

These pro forma results are for comparative purposes to our 2011 and 2010 actual results only and may not be indicative of the results that would have occurred if the Company had completed the PGP Acquisition as of the first day of the period shown below or the results that will be attained in the future:

Year Ended December 31, 2009
Total revenues(1)	$3,258,019
Net income(1)	$692,102

(1)	The pro forma amounts have not been adjusted to account for the impact of the LEO Transaction (discussed in “Note 5”) for the periods presented.

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

During the quarter ended September 30, 2009, in connection with the distribution agreement mentioned above, the Company recorded a deferred gain of $68,919 relating to the sale of certain inventories in connection with the LEO Transaction. Pursuant to FASB ASC Sub Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements”, separate contracts with the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement. The LEO Transaction and distribution agreement contained (i) multiple deliverables, (ii) a delivered element with stand-alone value (intangible asset), and (iii) objective and reliable evidence of the undelivered item’s fair value. For the undelivered element, inventory, the Company retained title and the risks and rewards of ownership. The total arrangement consideration (or purchase price) of $1,000,000 was allocated among the units of accounting as set forth in ASC Sub Topic 605-25 “Revenue Recognition—Multiple-Element Arrangements” paragraph 30-1, and the portion of the gain in the amount of $68,919 on the undelivered product inventory at fair value was deferred as of September 30, 2009.

The Company subsequently sold the inventory on behalf of LEO to its trade customers in the normal course of business and recognized revenues of approximately $76,762, $62,530 and $26,255, and cost of sales of approximately $42,578, $37,419 and $16,631 during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, respectively. The amounts were recognized as net sales and cost of sales in the Company’s consolidated statement of operations when the earnings process was culminated as the goods were delivered to the Company’s trade customers.

6. Shareholders’ Equity / (Deficit)

On November 9, 2011, the Company announced that its Board of Directors had authorized the redemption of up to an aggregate of $250,000 of its ordinary shares (the “Redemption Program”). The Redemption Program will terminate on the earlier to occur of December 31, 2012 or the redemption by the Company of an aggregate of $250,000 of its ordinary shares. Pursuant to the Redemption Program, the Company recorded the redemption of

3,676,126 ordinary shares in the year ended December 31, 2011 at an aggregate cost of $55,709. Following the settlement of such redemptions, the Company cancelled all shares redeemed. As a result, in accordance with ASC 505 “Equity”, the Company recorded a decrease in ordinary shares at par value of $37, and a decrease based upon the remaining purchase price in retained earnings of $55,672.

On August 20, 2010, the Company declared a special cash dividend to its shareholders of $8.50 per share, or $2,144,321 in the aggregate, which was paid on September 8, 2010 (the “Special Dividend”). At the time of the Special Dividend, the Company’s retained earnings were in a deficit position. As a result, the Special Dividend reduced the additional paid-in-capital of the Company from $2,086,740 to zero. The remaining portion of the Special Dividend increased the Company’s accumulated deficit by $57,581.

7. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants and unvested restricted share grants and their equivalent for the respective periods. The following sets forth the basic and diluted calculations of EPS for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net income available to ordinary shareholders	$171,146	$170,972	$514,118

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	252,046,608	251,301,895	250,564,791
Dilutive effect of grants of stock options and unvested restricted shares and their equivalent	2,266,690	2,549,304	654,197

Diluted number of ordinary and potential ordinary shares outstanding	254,313,298	253,851,199	251,218,988

Earnings per ordinary share:
Basic	$0.68	$0.68	$2.05

Diluted	$0.67	$0.67	$2.05

Dividends per share	$—	$8.50	$—

The Redemption Program decreased the weighted average basic shares outstanding and the weighted average diluted shares outstanding by 282,218 during the year ended December 31, 2011. The remaining amount of shares redeemed of 3,393,908 are not included in the calculation of diluted EPS as their impact is anti-dilutive under the treasury stock method.

The following represent amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method including the implied non-qualified options to purchase ordinary shares, restricted ordinary shares and their equivalent to be repurchased as defined by ASC Topic 260:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Stock options to purchase ordinary shares	5,063,511	5,511,691	6,144,603

Unvested restricted shares and equivalent	1,295,966	629,412	552,164

8. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote ACTONEL on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). ATELVIA, our new risedronate sodium delayed-release product, currently sold primarily in the United States, is also marketed pursuant to the Collaboration Agreement. As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of the Company’s transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the U.K., the Company and/or Sanofi have reduced or discontinued marketing and promotional efforts in certain territories covered by the Collaboration Agreement. The Company’s and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where the Company has full control over all product development decisions. Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by the Company. In certain geographic markets, the Company and Sanofi share selling and A&P costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, in other revenue for amounts earned based on Sanofi’s sale transactions with its customers. In 2011, Sanofi exercised its contractual right under the Collaboration Agreement to audit the relevant financial books and records of the Company. The audit related to certain historical periods and was completed in 2011.

In April 2010, the Company and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, the Company took full operational control over the promotion, marketing and R&D decisions for ACTONEL and, since the Company commenced its promotional efforts in early 2011, ATELVIA, in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these jurisdictions. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these jurisdictions. In return, it was agreed that for the remainder of the term of the Collaboration Agreement, Sanofi would receive payments from the Company which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed upon percentage of either U.S. and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory.

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

For the years ended December 31, 2011, 2010 and 2009, the Company recognized net sales, other revenue and co-promotion expenses as follows:

	Year Ended December 31,
	2011	2010	2009
Net sales
ACTONEL	$694,366	$934,162	$213,686
ATELVIA	33,163	5,321	—
Other revenue
ACTONEL	76,918	93,085	8,331
Co-promotion expense
ACTONEL / ATELVIA	230,800	301,800	98,900

9. Inventories

Inventories consisted of the following:

	As of December 31, 2011	As of December 31, 2010

Finished goods	$60,700	$64,891
Work-in-progress / Bulk	35,030	27,602
Raw materials	22,970	27,004

Total	$118,700	$119,497

Total inventories are net of $14,943 and $8,470 related to inventory obsolescence reserves as of December 31, 2011 and December 31, 2010, respectively.

Product samples are stated at cost ($12,104 and $7,427 as of December 31, 2011 and December  31, 2010, respectively) and are included in prepaid expenses and other current assets.

10. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

	Land and buildings	Plant and machinery	Computer equipment and software	Furniture and fixtures	Airplane	Automobiles	Construction in-progress	Total
Cost
December 31, 2010	$110,902	$62,283	$58,023	$6,038	$22,011	$2,698	$43,895	$305,850
Additions, including non-cash	22,118	18,615	19,394	3,108	—	1,846	(20,413)	44,668
Disposals / transfers	(1,102)	(675)	(3,894)	(377)	—	(1,951)	—	(7,999)
Currency translation	(867)	(389)	(221)	(68)	—	(41)	(371)	(1,957)

December 31, 2011	$131,051	79,834	73,302	8,701	22,011	2,552	23,111	$340,562

Accumulated Depreciation
December 31, 2010	$17,342	16,378	32,422	1,776	1,167	1,056	—	$70,141
Additions	7,713	8,926	17,702	2,033	2,001	976	—	39,351
Disposals / transfers	(802)	(369)	(3,875)	(374)	—	(959)	—	(6,379)
Write-down of property plant and equipment, net	9,322	13,576	—	148	—	36	—	23,082
Currency translation	(97)	(91)	(113)	(36)	—	(3)	—	(340)

December 31, 2011	$33,478	38,420	46,136	3,547	3,168	1,106	—	$125,855

Net Book Value as of December 31, 2011	$97,573	$41,414	$27,166	$5,154	$18,843	$1,446	$23,111	$214,707

Depreciation expense was $39,351, $34,654 and $14,727 in the years ended December 31, 2011, 2010 and 2009, respectively. Also included in the year ended December 31, 2011 was $23,082 relating to the write-down of property, plant and equipment in connection with the repurposing of the Company’s Manati facility.

11. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization, or a straight-line basis over their useful lives not to exceed 15 years. Components of the Company’s intangible assets as of December 31, 2011, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,848,702	$515,712	$1,332,990
ENABLEX	505,731	149,344	356,387
ATELVIA	241,447	8,406	233,041
ACTONEL	525,205	339,761	185,444
ESTRACE Cream	411,000	299,799	111,201
DORYX	331,300	220,787	110,513
Other products intellectual property	1,153,341	1,092,596	60,745

Total Definite-lived intangible assets	5,016,726	2,626,405	2,390,321

Indefinite-lived intangible assets
Trademark	30,000	—	30,000

Total intangible assets, net	$5,046,726	$2,626,405	$2,420,321

Aggregate amortization expense related to intangible assets was $596,305, $652,920 and $312,172 for the years ended December 31, 2011, 2010 and 2009, respectively. Included in amortization expense in the year ended December 31, 2009 was $16,107 relating to the DOVONEX/TACLONEX product family which was sold during the third quarter of 2009 in the LEO Transaction. The gross carrying value related to these assets was $289,536 and accumulated amortization was $69,464, which was written-off and included as a component of the gain resulting from the LEO Transaction (also see “Note 5”). The Company may incur impairment charges or accelerate the amortization of certain intangible assets based on triggering events that reduce future cash flows, including those events relating to the launch of a generic equivalent of the Company’s product prior to the expiration of the related patent. For a discussion of ongoing patent litigation refer to “Note 16.”

Estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for each of the next five years is as follows:

Amortization
2012	$517,984
2013	464,958
2014	388,146
2015	305,657
2016	195,542
Thereafter	518,034

$2,390,321

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31, 2011	As of December 31, 2010
Product rebate accruals (commercial and government)	$364,100	$254,662
Sales return reserves	130,578	129,621
ACTONEL co-promotion liability	97,080	84,652
Customer loyalty and coupon programs	47,420	70,758
Severance accruals	41,533	5,975
Payroll, commissions, and employee costs	38,030	35,513
Interest payable	28,866	35,826
Professional fees	17,163	20,081
Withholding taxes	12,722	11,621
R&D expense accruals	9,176	11,313
Obligations under product licensing and distribution agreements	8,692	9,094
Deferred income	3,269	2,460
Advertising and promotion	1,200	5,876
Value-added tax liabilities	18	6,434
Uncertain tax positions(1)	—	9,526
Contractual obligations	—	15,880
Other	17,172	21,538

Total	$817,019	$730,830

(1)	As of December 31, 2010, all income tax liabilities were related to reserves recorded under ASC 740. In addition, reserves included as a component of other non-current liabilities, excluding interest, as of December 31, 2011 and 2010, totaled $72,396 and $77,625, respectively.

13. Indebtedness

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

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). The New Senior Secured Credit Facilities contain customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (ii) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness. More specifically, subsequent to the end of each year, the Company’s aggregate optional prepayments of its senior secured indebtedness during such year are assessed under the mandatory prepayment provision of the Company’s New Senior Secured Credit Facilities to determine whether additional prepayments are required based on the Company’s Excess Cash Flow, as defined, in such year. If such aggregate optional prepayments do not equal or exceed the percentage of Excess Cash Flow required to be prepaid for such year, then the Company would be required to make a mandatory prepayment of its indebtedness under the New Senior Secured Credit Facilities. For the year ended December 31, 2011, the Company’s aggregate optional prepayments exceeded the percentage of Excess Cash Flow required to be prepaid in such year and no further mandatory prepayment was required. In addition, the New Senior Secured Credit Facilities contain certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions.

As of December 31, 2011, Holdings III was in compliance with all covenants under the New Senior Secured Credit Facilities. During the year ended December 31, 2011, the Company made optional prepayments aggregating $300,000 of term loans under its New Senior Secured Credit Facilities. On January 31, 2012, the Company made an optional prepayment of $150,000 of its term loan indebtedness under its New Senior Secured Credit Facilities. As of December 31, 2011, there were letters of credit totaling $1,500 outstanding. As a result, the Company had $248,500 available under the revolving credit facility as of December 31, 2011.

The New Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of certain other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events, and invalidity of guarantees and security documents under the New Senior Secured Credit Facilities.

The fair value as of December 31, 2011 for the Company’s debt outstanding under its New Senior Secured Credit Facilities was approximately $2,601,161 ($2,604,375 book value).

Prior Senior Secured Credit Facilities

On October 30, 2009 in connection with the PGP Acquisition, Holdings III and its subsidiaries, the Luxco Borrower, WCC and WCCL, entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200,000 (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,600,000 of term loans, a $250,000 revolving credit facility and a $350,000 delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the Lenders agreed to provide additional term loans of $350,000, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the Company’s then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a subsequent amendment pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $1,500,000 which, together with the proceeds from the issuance of $750,000 aggregate principal amount of the Company’s 7.75% Notes (defined below), were used to fund the Special Dividend, and to pay related fees and expenses. In the first quarter of 2011, the Company made optional prepayments of $450,000 of its term loan indebtedness under the Prior Senior Secured Credit Facilities.

2005 Senior Secured Credit Facilities

On January 18, 2005, Holdings III and its subsidiaries, WCC and WCCL, entered into a $1,790,000 senior secured credit facilities with Credit Suisse as administrative agent and lender, and the other lenders and parties thereto (the “2005 Senior Secured Credit Facilities”). The 2005 Senior Secured Credit Facilities consisted of $1,640,000 of term loans (including $240,000 of delayed-draw term loans) and a $150,000 revolving credit facility, of which $30,000 and $15,000 were available for letters of credit and swing line loans, respectively, to WCC and WCCL. The then-outstanding debt under the 2005 Senior Secured Credit Facilities was repaid with a portion of the proceeds of the LEO Transaction in September 2009.

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

The Indenture contains restrictive covenants that limit, among other things, the ability of each of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to satisfy covenants, and specified events of bankruptcy and insolvency. As of December 31, 2011, Holdings III was in compliance in with all covenants under the Indentutre.

The fair value of the Company’s outstanding 7.75% Notes ($1,250,000 book value), based on available market quotes, was $1,278,125 and $1,225,000 as of December 31, 2011 and 2010, respectively.

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

Components of Indebtedness

As of December 31, 2011 and 2010, the Company’s outstanding debt included the following:

	Current Portion as of December 31, 2011	Long-Term Portion as of December 31, 2011	Total Outstanding as of December 31, 2011
Revolving credit facility under the New Senior Secured Credit Facilities	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	183,750	2,420,625	2,604,375
7.75% Notes (including $8,421 unamortized premium)	1,263	1,257,158	1,258,421

Total	$185,013	$3,677,783	$3,862,796

	Current Portion as of December 31, 2010	Long-Term Portion as of December 31, 2010	Total Outstanding as of December 31, 2010
Revolving credit facility under the Prior Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Prior Senior Secured Credit Facilities	268,648	3,150,332	3,418,980
7.75% Notes (including $9,684 unamortized premium)	1,263	1,258,421	1,259,684

Total	$269,911	$4,408,753	$4,678,664

As of December 31, 2011, mandatory principal repayments of long-term debt in each of the five years ending December 31, 2012 through 2016 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2012	$183,750
2013	207,500
2014	207,500
2015	278,750
2016	77,500
Thereafter	2,899,375

Total long-term debt to be settled in cash	$3,854,375
7.75% Notes unamortized premium	8,421

Total long-term debt	$3,862,796

14. Stock-Based Compensation Plans

The Company applied the provisions of ASC 718 during all periods presented. The Company’s stock-based compensation, including grants of non-qualified time-based vesting options to purchase ordinary shares and grants of time-based and performance-based vesting restricted ordinary shares and their equivalents, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. For purposes of computing the amount of stock-based compensation attributable to time-based vesting options and time-based vesting restricted ordinary shares (and their equivalents) expensed in any period, the Company treats such equity grants as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting. The Company treats performance-based vesting restricted ordinary share grants and their equivalent as vesting evenly over a four year vesting period, subject to the achievement of annual performance targets.

Total stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $22,114, $21,499 and $13,072 (related income tax provision benefits were $6,149, $6,303 and $3,306, respectively), respectively. Unrecognized future stock-based compensation expense was $23,726 as of December 31, 2011, which will be recognized as an expense over a remaining weighted average period of 1.2 years. On August 21, 2009, the Company registered 17,284,730 of its ordinary shares for issuance under the Warner Chilcott Equity Incentive Plan (the “Plan”), plus an indeterminate number of additional shares to prevent dilution resulting from stock splits, stock dividends or similar transactions. As a result of the payment by the Company of the Special Dividend, the Company’s Compensation Committee approved an adjustment, pursuant to the terms of the Plan, to the number of shares available for issuance. The adjustment increased the number of shares available for issuance under the Plan by 3,057,392 shares effective March 2011, and these shares are deemed to be registered pursuant to the registration statement filed by the Company on August 21, 2009.

The Company has granted equity-based incentives to its employees comprised of restricted ordinary shares, and their equivalent, and non-qualified options to purchase ordinary shares. All restricted ordinary shares, and their equivalent (whether time-based vesting or performance-based vesting), are granted and expensed, using the closing market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of options is determined on the grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period.

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

The Company assumes that the options will be exercised, on average, in six years. The Special Dividend paid in 2010 did not impact the dividend yield assumption for any grants. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2011 Grants	2010 Grants	2009 Grants
Dividend yield	None	None	None
Expected volatility	35.00 – 38.00%	35.00%	35.00%
Risk-free interest rate	1.87 – 3.57%	2.52 – 3.83%	2.35 – 3.84%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted is 6 years.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2010 through December 31, 2011:

	Restricted Share Grants (and their equivalent)
(in thousands except per share amounts)	Shares	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2010	918	$19.91
Granted shares	1,337	24.49
Vested shares	(346)	19.41
Forfeited shares	(420)	23.74

Unvested restricted ordinary shares, and their equivalent, at December 31, 2011	1,489	$23.05

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2010 through December 31, 2011:

	Options to Purchase Ordinary Shares
(in thousands except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2010	7,473	$5.57	$11.94
Granted options	672	9.97	24.68
Exercised options	(609)	6.77	8.05
Forfeited options	(690)	8.76	15.96

Balance at December 31, 2011	6,846	$5.57	$13.13

Vested and exercisable at December 31, 2011	4,068	$3.79	$12.28

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of December 31, 2011 was as follows:

(in thousands except per share and per option amounts)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at December 31, 2011	2,918	$6.49	$15.13	$25,212
Vested and exercisable at December 31, 2011	1,662	$6.78	$15.13	$13,878

15. Commitments and Contingencies

Purchase Commitments

The Company had a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) which expired in the first quarter of 2010. Payments related to this product totaled $2,900 and $11,600 in the years ended December 31, 2010 and 2009, respectively.

The Company has non-cancelable commitments under minimum purchase requirements with multiple suppliers which aggregate to $2,469. The Company’s aggregate remaining purchase commitments for the next five years as of December 31, 2011 are approximately:

Year
2012	$1,213
2013	1,256
2014	—
2015	—
2016	—

The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $60,581 and commitments of $7,576 relating to certain capital expenditures, which are payable within one year, as well as commitments if the Company were to cancel contractual services of $1,064.

Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4,000 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1,000 milestone payment to Paratek upon the achievement of a developmental milestone which was included in R&D expense in the year ended December 31, 2010. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $23,500. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, the Company signed an agreement (the “Dong-A Agreement”) with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2,000 in connection with signing the Dong-A Agreement. In March 2009, the Company paid $9,000 to Dong-A upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement, which was included in R&D expense for the year ended December 31, 2009. The Company agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product for the United States and may make additional payments to Dong-A of up to $13,000 upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

In February 2009, the Company acquired the U.S. rights to Apricus Biosciences, Inc.’s (formerly NexMed, Inc.) (“Apricus”) topically applied alprostadil cream for the treatment of ED and a prior license agreement between the Company and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, the Company paid Apricus an up-front payment of $2,500, which was included in R&D expense for the year ended December 31, 2009. The Company also agreed to make a milestone payment of $2,500 upon the FDA’s approval of the product’s New Drug Application. The Company continues to work to prepare its response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, the Company made an up-front payment to Dong-A of $20,000 in April 2010, which was included in R&D expense for the year ended December 31, 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of up to $25,000 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

In August 2010, the Company and TaiGen Biotechnology Co. Ltd. (“TaiGen”) amended their existing license agreement to provide for the cross-licensing of the parties’ respective patent rights relating to a nemonoxacin product and the transfer of TaiGen’s related Investigational New Drug Application. Under the amended agreement, TaiGen had exclusive development, manufacture and commercialization rights in certain Asian countries, and the Company had development, manufacture and commercialization rights in all other markets, including the United States, Europe and Japan. As a result of the amendment, the Company made an up-front payment to TaiGen of $5,000 in August 2010 which was included in R&D expense in the year ended December 31, 2010. In the fourth quarter of 2011, the Company provided notice of its termination of the license agreement to TaiGen, and development work on NEMONOXACIN was discontinued.

The Company and Sanofi are parties to the Collaboration Agreement pursuant to which they co-promote ACTONEL on a global basis, excluding Japan. ATELVIA, the Company’s new risedronate sodium delayed-release product currently sold primarily in the United States, is also marketed pursuant to the Collaboration Agreement. See “Note 8” for additional information related to the Collaboration Agreement.

16. Legal Proceedings

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 504 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers Squibb Company (“Bristol-Myers”) pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal notices in another 8 cases to plaintiffs’ counsel. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 139 cases and a potential defendant with respect to approximately 176 unfiled claims involving a total of approximately 323 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 176 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi, which co-promotes ACTONEL with the Company on a global basis pursuant to the Collaboration Agreement, is a defendant in many of the Company’s ACTONEL product liability cases. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorney’s fees. The Company cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Collaboration Agreement, Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include approximately 90 claims relating to ONJ and other alleged injuries, that were pending as of March 31, 2010 and not subsequently dismissed. Pursuant to the April 2010 amendment to the Collaboration Agreement, the Company will be fully responsible for any product liability claims in the U.S. and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. The Company may be liable for product liability, warranty or similar claims in relation to PGP products, including ONJ-related claims that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company, subject to certain limits, for 50% of the Company’s losses from any such claims, including approximately 88 claims relating to ONJ and other alleged injuries, pending as of October 30, 2009 and not subsequently dismissed.

The Company currently maintains product liability insurance coverage for claims between $25,000 and $170,000, subject to certain exclusions, and otherwise is self-insured. The Company’s insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

Gastroenterology Patent Matters

ASACOL 400

In September 2007, PGP and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Roxane Laboratories, Inc. (“Roxane”), a subsidiary of Boehringher Ingelheim Corporation, indicating that Roxane had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of PGP’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which PGP exclusively licensed from Medeva covering ASACOL 400, were invalid and not infringed. The ‘170 Patent and ‘171 Patent expire in July 2013. In October 2007, Medeva and PGP filed a patent lawsuit against Roxane in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. Medeva and PGP elected not to bring an infringement action with respect to the ‘171 Patent. In December 2011, pursuant to a stipulation and order of dismissal, Roxane informed the court that it would no longer be pursuing marketing approval for its generic version of ASACOL 400 at issue in the lawsuit, and the Company’s action against Roxane was dismissed without prejudice.

In June 2010, the Company and Medeva received a Paragraph IV certification notice letter from Par Pharmaceutical, Inc. (“Par”) indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ASACOL 400. The notice letter contended that the ‘170 Patent and ‘171 Patent were invalid and not infringed. In August 2010, the Company and Medeva filed a patent lawsuit against Par and EMET Pharmaceuticals LLC (“EMET”) in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. Medeva and the Company elected not to bring an infringement action with respect to the ‘171 Patent. EMET was the original filer of the ANDA according to Par’s notice letter, and assigned and transferred all right, title and interest in the ANDA to Par in June 2010. The lawsuit resulted in a stay of FDA approval of Par’s ANDA for 30 months from the date of the Company’s receipt of Par’s notice letter, or December 2012, subject to prior resolution of the matter before the Court. In October 2011, the Court held a Markman hearing to determine claim construction of the patent claims at issue in the litigation. The Court has not indicated when it expects to issue its Markman decision. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the pending litigation will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

ASACOL HD

In September 2011, the Company received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (together with its affiliates, “Zydus”) indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s ASACOL 800 mg product (“ASACOL HD”). The notice letter contends that the Company’s U.S. Patent No. 6,893,662, expiring in November 2021 (the “‘662 Patent”), is not infringed. In addition, Zydus indicated that it had submitted a Paragraph III certification with respect to the ‘170 Patent and the ‘171 Patent, consenting to the delay of FDA approval of the ANDA product until the ‘170 Patent and the ‘171 Patent expire. In November 2011, the Company filed a lawsuit against Zydus in the United States District Court for the District of Delaware charging Zydus with infringement of the ‘662 Patent. The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of the Company’s receipt of the Zydus notice letter, subject to prior resolution of the matter before the court. While the Company intends to vigorously defend the ‘662 Patent and pursue its legal rights, the Company can offer no assurance as to when the pending litigation will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL HD will not be approved and enter the market prior to the expiration of the ‘662 Patent in 2021.

Osteoporosis Patent Matters

ACTONEL

ACTONEL Once-a-Week

In July 2004, PGP received a Paragraph IV certification notice letter from a subsidiary of Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”) indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of PGP’s ACTONEL 35 mg product (“ACTONEL OaW”). The notice letter contended that PGP’s U.S. Patent No. 5,583,122 (the “‘122 Patent”), a new chemical entity patent expiring in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), was invalid, unenforceable or not infringed. In August 2004, PGP filed a patent lawsuit against Teva in the U.S. District Court for the District of Delaware charging Teva with infringement of the ‘122 Patent. In January 2006, Teva admitted patent infringement but alleged that the ‘122 Patent was invalid and, in February 2008, the District Court decided in favor of PGP and upheld the ‘122 Patent as valid and enforceable. In May 2009, the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court.

Teva has received final approval from the FDA for its generic version of ACTONEL OaW and could enter the market as early as June 2014, following the expiration of the ‘122 Patent (including a 6-month pediatric extension of regulatory exclusivity). In addition, several other companies have submitted ANDAs to the FDA seeking approval to manufacture and sell generic versions of ACTONEL OaW, including Aurobindo Pharma Limited (“Aurobindo”), Mylan Pharmaceuticals Inc. (together with its affiliates, “Mylan”) and Sun Pharma

Global, Inc. (“Sun”). None of these additional ANDA filers challenged the validity of the ‘122 Patent, and as a result, the Company does not believe that any of the ANDA filers will be permitted to market their proposed generic versions of ACTONEL OaW prior to the expiration of the patent in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). However, if any of these ANDA filers receive final approval from the FDA with respect to their ANDAs, such filers could enter the market with a generic version of ACTONEL OaW following the expiration of the ‘122 Patent.

ACTONEL Once-a-Month

In August 2008, December 2008 and January 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun and Apotex Inc. and Apotex Corp. (together “Apotex”), indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the ACTONEL 150 mg product (“ACTONEL OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s and Apotex’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to ACTONEL OaM. However, the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, including ACTONEL OaM, does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, the Company does not believe that any of the defendants will be permitted to market their proposed generic versions of ACTONEL OaM prior to June 2014.

On February 24, 2010, the Company and Roche received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ACTONEL OaM. The notice letter contends that the ‘938 Patent, which expires in November 2023 and covers ACTONEL OaM, is invalid and/or will not be infringed. The Company and Roche filed a patent suit against Mylan in April 2010 in the U.S. District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent based on its proposed generic version of ACTONEL OaM. The lawsuit results in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of the Company’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. Additionally, Mylan did not challenge the validity of the underlying ‘122 Patent which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products. As a result, the Company does not believe that Mylan will be permitted to market its proposed ANDA product prior to the June 2014 expiration of the ‘122 Patent (including a 6-month pediatric extension of regulatory exclusivity).

In October, November and December 2010 and February 2011, the Company and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of ACTONEL OaM to include Roche’s U.S. Patent No. 7,718,634 (the “‘634 Patent”). The notice letters contended that the ‘634 Patent, a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to the Company with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. The Company and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘634 Patent. The Company believes that no additional 30-month stay is available in these matters because the ‘634 Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to ACTONEL OaM. However, the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, including ACTONEL OaM, does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

The Company and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent arising from each such party’s proposed generic version of ACTONEL OaM were consolidated, and trial for those suits has been scheduled for July 2012. The Company and Roche’s subsequent actions against Teva, Apotex, Sun and Mylan for infringement of the related ‘634 Patent, which arise from the same proposed generic versions of ACTONEL OaM, have been consolidated with the ‘938 Patent actions for all pretrial purposes. To the extent that any ANDA filer also submitted a Paragraph IV certification with respect to U.S. Patent No. 6,165,513 covering ACTONEL OaM, the Company has determined not to pursue an infringement action with respect to this patent. While the Company and Roche intend to vigorously defend the ‘938 Patent and the ‘634 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of ACTONEL OaM will not be approved and enter the market prior to the expiration of the ‘938 Patent and the ‘634 Patent in 2023.

ATELVIA

In August and October 2011, the Company received Paragraph IV certification notice letters from Watson Laboratories, Inc.—Florida (together with Watson Pharmaceuticals, Inc. and its subsidiaries, “Watson”) and Teva indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets (“ATELVIA”). The notice letters contend that the Company’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. The Company filed a lawsuit against Watson in October 2011 and against Teva in November 2011 in the United States District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of the Company’s receipt of such defendant’s notice letter, subject to prior resolution of the matter before the court. In addition, neither Watson nor Teva certified against the ‘122 Patent, which covers all of the Company’s ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). While the Company intends to vigorously defend the ‘459 Patent and the ‘460 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of ATELVIA will not be approved and enter the market prior to the expiration of the ‘459 Patent and the ‘460 Patent in 2028.

Dermatology Patent Matters

DORYX

In March 2009, the Company and Mayne Pharma International Pty. Ltd. (“Mayne”) received Paragraph IV certification notice letters from Impax Laboratories, Inc. (“Impax”) and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150 mg delayed-release tablets (“DORYX 150”). The notice letters contend that Mayne’s U.S. Patent No. 6,958,161 covering the Company’s DORYX products (the “‘161 Patent”) is not infringed. In March and May 2009, the Company and Mayne filed lawsuits against Impax and Mylan, respectively, in the United States District Court for the District of New Jersey, charging each with infringement of the ‘161 Patent. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to DORYX 150 expired in September 2011.

In September 2011, the Company received FDA approval for a dual-scored DORYX 150 product, which today accounts for all but a de minimis amount of the Company’s DORYX net sales, and filed a citizen petition requesting that the FDA refrain from granting final approval to any DORYX 150 ANDA unless the ANDA filer’s product also adopts a dual-scored configuration and has the same labeling as the Company’s dual-scored DORYX 150 product. On February 8, 2012, the FDA denied the Company’s citizen petition and granted final approval to Mylan for its generic version of DORYX 150. Impax has not yet received tentative approval of its ANDA from the FDA with respect to DORYX 150 and has forfeited its “first filer” status.

The actions against Mylan and Impax were consolidated. A trial was held in early February 2012, and the court has indicated that it expects to issue its decision by the end of February or early March 2012. The court has issued a temporary restraining order prohibiting Mylan from launching a generic version of DORYX 150 until the court renders its decision. If the Company is unsuccessful at trial, the Company may be responsible for damages, if any, resulting from the temporary restraining order. If Mylan is successful in the trial, or if Impax receives final approval of its ANDA with respect to DORYX 150 from the FDA and is successful in the trial or is not otherwise prohibited by the court, such party could enter the market with a generic equivalent of DORYX 150 as early as the first quarter of 2012. While the Company and Mayne intend to vigorously defend the ‘161 Patent and pursue all of their legal rights, including their right to any monetary damages, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of a DORYX 150 product will not enter the market prior to the expiration of the ‘161 Patent in 2022.

In addition to the Company’s current litigation with Mylan and Impax with respect to DORYX 150, the Company has faced various other ANDA challenges with respect to its DORYX products, each of which was either withdrawn by the ANDA filer or settled. For example, the Company and Mayne entered into settlement agreements with Heritage Pharmaceuticals Inc. (“Heritage”) and Sandoz Inc. (“Sandoz”) in December 2010 and January 2012 with respect to their patent litigation pursuant to which Heritage and Sandoz are each permitted to market and sell a generic equivalent of DORYX 150 on or after December 15, 2016, subject to certain exceptions and conditions.

If one or more generic equivalents of DORYX 150 enter the market prior to the expiration of the ‘161 Patent in 2022, such entry would result in an impairment of the Company’s intangible assets relating to DORYX and have a material adverse impact on our revenues, financial condition, results of operations and cash flows in subsequent periods.

Hormonal Contraceptive Patent Matters

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

False Claims Act Litigation

In December 2009, the Company was served with a civil complaint brought by an individual plaintiff, purportedly on behalf of the United States, alleging that the Company and over 20 other pharmaceutical manufacturers violated the False Claims Act (“FCA”), 31 U.S.C. § 3729(a)(1)(A), (B), by submitting false records or statements to the federal government, thereby causing Medicaid to pay for unapproved or ineffective drugs. The plaintiff’s original complaint was filed under seal in 2002, but was not served on the Company until 2009. The complaint alleges that the Company submitted to the Centers for Medicare and Medicaid Services (“CMS”) false information regarding the safety and effectiveness of certain nitroglycerin transdermal products. The plaintiff alleges that CMS included these products in its list of reimbursable prescription drugs and that, as a consequence, federal Medicaid allegedly reimbursed state Medicaid programs for a portion of the cost of such products. The plaintiff asserts that from 1996 until 2003 the federal Medicaid program paid approximately $9,800 to reimburse the states for such nitroglycerin transdermal products. The complaint seeks, among other things, treble damages; a civil penalty of up to ten thousand dollars for each alleged false claim; and costs, expenses and attorneys’ fees.

The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and has, along with its co-defendants, filed a joint motion to dismiss the action. In addition, the United States has declined to intervene in this action with respect to the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss to the Company, if any, relating to these proceedings is not possible at this time.

Fair Labor Standards Act and State Minimum Wage Litigation

In August 2010, the Company was served with a complaint in a class and collective action brought under the Fair Labor Standards Act and the Illinois Minimum Wage Law and filed in the United States District Court for the Northern District of Illinois. In January 2012, the Company was served with a complaint in a class action brought under the New York Minimum Wage Act and filed in the United States District Court for the Southern District of New York. These suits were brought by former pharmaceutical sales representatives of the Company, on behalf of themselves and other similarly situated sales representatives, and allege that the Company improperly categorized its pharmaceutical sales representatives as “exempt” rather than “non-exempt” employees and as a result, wrongfully denied them overtime compensation. Plaintiffs are seeking injunctive relief as well as damages for unpaid overtime, including back pay, liquidated damages, penalties, interest, and attorneys’ fees. Other pharmaceutical companies have been the subject of similar lawsuits, including one such suit which is currently pending before the United States Supreme Court. The Company believes it has meritorious defenses and intends to defend these actions vigorously. These cases are in the early stages of litigation, and an estimate of the range of potential losses to the Company, if any, relating to these proceedings is not possible at this time.

Governmental Investigations

On February 22, 2012, the Company, along with certain non-executive employees in its sales organization, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by the Company seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of the Company’s current key products. The Company intends to cooperate in responding to the subpoena, but cannot predict or determine the impact of this inquiry on its future financial condition or results of operations.

17. Income Taxes

The Company operates in many tax jurisdictions including: the Republic of Ireland, the U.S., the U.K., Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The following table shows the principal reasons for the difference between the effective tax rate and the U.S. statutory income tax rate:

	Year Ended December 31,
	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%

Income before income taxes	$300,233	$307,456	$558,723

Income tax provision at U.S. statutory rate	105,082	$107,610	$195,553
Meals and entertainment & other	11,388	7,029	3,733
Annual drug manufacturers’ fee	5,551	—	—
Effect of foreign tax rates, net	(30,621)	(42,925)	(167,572)
Non-deductible expenses in foreign jurisdictions	27,106	—	—
Tax reserves, including interest	9,688	35,699	6,176
U.S. state and local taxes	8,181	(513)	4,822
Tax credits	(6,976)	(3,431)	(850)
Valuation allowances	(5,071)	19,962	2,174
Withholding taxes	1,128	11,186	5,824
Other differences, net	3,631	1,867	(5,255)

Provision for income taxes	$129,087	$136,484	$44,605

Effective income tax rate	43.0%	44.4%	8.0%

The components of income before income taxes and the provision / (benefit) for income taxes are presented in the tables below:

	Year Ended December 31,
	2011	2010	2009
Income before income taxes:
U.S.	$164,242	$156,373	$50,742
Foreign	135,991	151,083	507,981

Total	300,233	307,456	558,723

Provision for current taxes:
Foreign	45,477	46,744	41,887
U.S. federal tax	76,923	108,487	60,184
U.S. state and local taxes	8,828	6,610	12,874

Total	131,228	161,841	114,945

(Benefit) / provision for deferred taxes:
Foreign	(10,416)	4,155	(27,586)
U.S. federal tax	4,465	(21,533)	(39,044)
U.S. state and local taxes	3,810	(7,979)	(3,710)

Total	(2,141)	(25,357)	(70,340)

Total provision for income taxes	$129,087	$136,484	$44,605

Deferred income tax items arise because of differences in the book and tax treatment of certain assets and liabilities. The items giving rise to deferred tax assets and liabilities are summarized in the following table:

	As of December 31,
	2011	2010
Deferred tax assets:
Loss carryforwards	$39,854	$49,339
Accrued expenses	117,681	121,558
Inventory	12,476	8,611
Uncertain tax positions	3,170	3,570
Stock-based compensation	13,486	8,235
Property, plant and equipment allowances	—	6,541
Other	4,068	913

Gross deferred tax assets	190,735	198,767

Deferred tax liabilities:
Property, plant and equipment allowances	(6,853)	—
Intangible assets	(37,422)	(57,332)
State income taxes	(1,751)	(2,990)
Deferred financing fee	(9,786)	—
Other	(889)	(140)

Gross deferred tax liabilities	(56,701)	(60,462)

Valuation allowance	(41,512)	(47,569)

Net deferred tax assets / (liabilities)	$92,522	$90,736

At December 31, 2011 and 2010, the Company had net operating loss carryforwards available to offset future taxable income of $209,558 ($39,854 of related deferred tax assets) and $197,324 ($49,339 of related deferred tax assets), respectively. Included in these net operating loss carryforwards are $40,913 ($10,331 of related deferred tax assets) and $34,554 ($9,416 of related deferred tax assets) related to losses in the UK with an unlimited carryover period and $168,645 ($29,523 of related deferred tax assets) and $162,770 ($39,923 of related deferred tax assets) related to other jurisdictions which will expire in various fiscal years between 7 and 20 years from now, if not utilized. The Company also has credit carryforwards to future years of $943 in Puerto Rico, $1,656 in Ireland and $119 in Spain.

Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred assets related to operating loss carryforwards, and certain other deferred assets, will not be realized in certain jurisdictions. Accordingly, the Company recorded net, or after-tax, aggregate valuation allowances for the years ended December 31, 2011 and 2010 of $41,512 (or $195,931 on a gross basis) and of $47,569 (or $185,048 on a gross basis), respectively. These valuation allowances primarily related to foreign cumulative net operating losses.

The Company intends to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future where a distribution of such earnings would give rise to an incremental tax liability; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries. As of December 31, 2011, the cumulative amount of the Company’s temporary difference relating to investments in subsidiaries that are essentially permanent in duration was approximately $855,000. The amount of the resulting unrecognized deferred tax liability related to this temporary difference was approximately $15,700.

Currently, the Internal Revenue Service (“IRS”) is auditing the Company’s U.S. tax returns for the years ended December 31, 2007, 2008 and 2009. The year ended December 31, 2010 is open for U.S. audit. The years ended December 31, 2008, 2009 and 2010 are open for audit by the Puerto Rican tax authorities. In addition, certain state and other foreign jurisdictions for various periods are under audit. During 2011 the Company settled the IRS audit for the tax years ended December 31, 2005 and 2006. In addition, the Company settled the U.K. Inland Revenue audit for the period September 2001 through December 2004.

The Company adopted the provisions of ASC 740 on January 1, 2007. As of December 31, 2011, 2010 and 2009, the Company’s liability for unrecognized tax benefits was $72,396, $77,625 and $10,568, respectively, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $72,396, $77,625 and $10,568 as of December 31, 2011, 2010 and 2009, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at January 1,	$77,625	$10,568	$3,527
Additions based on tax positions related to current year	15,992	17,534	6,722
Additions for tax positions of prior years	2,797	49,523	361
Settlements with taxing authorities	(14,167)	—	(42)
Reduction for tax positions of prior years	(9,851)	—	—

Balance at December 31,	$72,396	$77,625	$10,568

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on its results of operations, financial position and cash flows.

The Company previously entered into an Advanced Pricing Agreement (the “APA”) with the IRS covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which the Company’s U.S. entities are compensated for distribution and services transactions between the Company’s U.S. and non-U.S. entities. The APA provides the Company with greater certainty with respect to the mix of pretax income in certain of the tax jurisdictions in which the Company operates. This APA was applicable to the Company’s U.S. operations as they existed prior to the PGP Acquisition and expired on December 31, 2010. While the Company is seeking a renewal of its APA covering calendar years after 2010, it cannot assure you that a renewal of its APA will be concluded or that any renewal of the APA will contain terms comparable to those in its APA for the calendar years 2006 to 2010. If the Company does not renew its APA, while it believes that its transfer pricing arrangements comply with existing U.S. tax rules, the IRS could challenge its transfer pricing arrangements.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision / (benefit) for income taxes. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $571, $7,169 and $407 in interest and penalties, respectively. The Company had approximately $3,874, $8,376 and $1,206 for interest and penalties accrued at December 31, 2011, 2010 and 2009, respectively.

In December 2009, the Commonwealth of Puerto Rico Department of Economic Development and Commerce granted a tax ruling to the Company on behalf of its Puerto Rican subsidiary for industrial development income derived from its manufacturing, servicing and licensing activities subject to a reduced 2% income tax rate. Continued qualification for the tax ruling is subject to certain requirements. The tax ruling is effective through December 31, 2024.

18. Segment Information

The Company’s business is organized into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the Rest of World (“ROW”) consistent with how it manages its business and views the markets it serves. The Company manages its businesses separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In addition to managing the Company’s results of operations in the two reportable segments, the Company manages revenues at a brand level.

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

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the years ended December 31, 2011, 2010 and 2009:

	North America	ROW	Eliminations(1)	Total Company
Year Ended December 31, 2011
Total revenue	$3,997,586	$659,316	$(1,928,796)	$2,728,106

Segment operating profit / (loss)	$656,143	$81,956	$(87,976)	$650,123

Corporate expenses				(9,967)
Interest (expense), net				(339,923)

Income before taxes				$300,233

Year Ended December 31, 2010
Total revenue	$4,355,392	$990,470	$(2,371,380)	$2,974,482

Segment operating profit / (loss)	$1,031,817	$51,424	$(440,199)	$643,042

Corporate expenses				(51,138)
Interest (expense), net				(284,448)

Income before taxes				$307,456

Year Ended December 31, 2009
Total revenue	$2,075,677	$142,714	$(782,575)	$1,435,816

Segment operating profit / (loss)	$708,053	$(8,368)	$12,291	$711,976

Corporate expenses				(28,636)
Interest (expense), net				(124,617)

Income before taxes				$558,723

(1)	Eliminations represent inter-segment transactions impacting revenue, cost of sales and SG&A expenses.

The Company had three customers who each accounted for greater than 10% of the Company’s total revenues in the North American operating segment. There were no customers that accounted for greater than 10% of the Company’s total revenues in the ROW operating segment. Also see “Note 19” for additional information on concentration of credit risk.

The following table presents total revenues by product for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Revenue breakdown by product:
ACTONEL(1)	$771,284	$1,027,248	$222,017
ASACOL	743,309	714,678	114,943
LOESTRIN 24 FE	396,174	342,263	247,579
DORYX	172,670	172,617	209,951
ENABLEX(1)	170,732	107,407	14,943
ESTRACE Cream	156,696	136,418	115,946
LO LOESTRIN FE	63,133	—	—
ATELVIA	33,163	5,321	—
FEMHRT	20,261	51,399	60,316
DOVONEX	—	74,598	132,648
TACLONEX	—	74,109	137,320
Other Women’s Healthcare	64,194	63,172	20,677
Other Hormone Therapy	24,914	26,246	26,944
Other Oral Contraceptives	19,392	63,402	73,176
Other products	61,393	84,645	18,481
Contract manufacturing product sales	16,913	15,854	12,938
Other revenue	13,878	15,105	27,937

Total revenue	$2,728,106	$2,974,482	$1,435,816

(1)	Other revenue related to ACTONEL and ENABLEX are combined with their respective product net sales for purposes of presenting revenue by product and segment reporting.

The following tables present total assets and other selected balance sheet information as of December 31, 2011 and 2010:

	North America	ROW	Total Company
As of December 31, 2011
Property, plant and equipment, net	$139,801	$74,906	$214,707
Intangible assets, net	2,402,621	17,700	2,420,321
Goodwill	1,028,550	—	1,028,550
Total assets	4,686,431	343,598	5,030,029

As of December 31, 2010
Property, plant and equipment, net	$167,818	$67,891	$235,709
Intangible assets, net	2,993,323	23,418	3,016,741
Goodwill	1,028,550	—	1,028,550
Total assets	5,019,841	632,148	5,651,989

The following tables present capital expenditures, amortization and impairment of intangible assets and depreciation expense for the years ended December 31, 2011, 2010 and 2009:

	North America	ROW	Total Company
Year Ended December 31, 2011
Capital expenditures	$24,000	$22,241	$46,241
Amortization of intangible assets	590,699	5,606	596,305
Depreciation expense	25,242	14,109	39,351
Write-down of property, plant and equipment	23,082	—	23,082

Year Ended December 31, 2010
Capital expenditures	$67,318	$27,720	$95,038
Amortization of intangible assets	616,935	35,985	652,920
Depreciation expense	26,756	7,898	34,654

Year Ended December 31, 2009
Capital expenditures	$40,468	$3,546	$44,014
Amortization of intangible assets	288,247	23,925	312,172
Depreciation expense	11,769	2,958	14,727

The following table presents long-lived assets (excluding goodwill and intangible assets) by country as of December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Puerto Rico	$91,286	$114,274
U.S.	46,702	52,314
U.K. / Republic of Ireland	37,427	31,894
Germany	37,349	30,781
Other	1,943	6,446

Total	$214,707	$235,709

The following table presents total revenue by significant country of domicile for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
U.S.	$2,169,746	$2,184,773	$1,229,353
France	125,619	167,864	30,812
Canada	101,869	122,541	24,399
U.K. / Republic of Ireland	56,016	100,596	21,387
Italy	46,009	73,453	12,000
Puerto Rico	30,552	31,290	23,407
Other	107,507	123,104	43,247

Total Net Sales	2,637,318	2,803,621	1,384,605

Other revenue(1)	90,788	170,861	51,211

Total revenue	$2,728,106	$2,974,482	$1,435,816

(1)	Includes royalty revenue and contractual payments from the Company’s co-promotion partners recorded in various jurisdictions.

19. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company primarily distributes its pharmaceutical products through wholesalers and distributors. The Company considers there to be a concentration risk where any customer represents 10% or more of the Company’s net sales and/or 10% or more of the Company’s gross accounts receivable. As of December 31, 2011 and 2010, gross accounts receivable from McKesson Corporation totaled $115,203 and $109,739, respectively. As of December 31, 2011 and 2010, gross accounts receivable from Cardinal Health, Inc. totaled $63,789 and $101,298, respectively. As of December 31, 2011 and 2010, gross accounts receivable from AmerisourceBergen Corporation totaled $43,704 and $58,404, respectively.

The following table shows revenues attributable to customers that accounted for 10% or more of the Company’s total revenues:

	Year Ended December 31,
	2011	2010	2009
McKesson Corporation	25%	24%	26%
Cardinal Health, Inc.	24%	23%	31%
AmerisourceBergen Corporation	11%	11%	9%

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

	Year Ended December 31,
	2011	2010	2009
Lonza Inc.	29%	35%	15%
Cambrex Corporation	23%	22%	7%
Bayer	19%	15%	23%
Mayne	6%	6%	15%
LEO	—%	5%	19%

Net sales of the following products accounted for more than 10% of total revenue:

	Year Ended December 31,
	2011	2010	2009
ACTONEL	28%	35%	15%
ASACOL	27%	24%	8%
LOESTRIN 24 FE	15%	12%	17%
DORYX	6%	6%	15%
TACLONEX	—%	2%	10%

The Company has approximately 97% of its cash on hand as of December 31, 2011 with two financial institutions.

20. Retirement Plans

Defined Contribution Plans

The Company has defined contribution plans which cover the majority of its U.S. employees, as well as certain employees in Western Europe. For U.S. employees, the Company makes matching contributions to a 401(k) savings plan, subject to the limitations described below. Similar defined contribution plans are in place in the U.K., Puerto Rico, certain others countries in Western Europe, Canada and Australia. The U.S. plan provides eligible employees with the option to defer amounts not in excess of 15% of his or her compensation. The Company makes matching contributions to the plan on behalf of all participants who make elective deferrals. The Company contributes and allocates to each participant’s account matching contributions equal to 75% of up to 6% of the participant’s compensation. The Company’s contributions vest at 25% per year up to 100% at the participant’s completion of four years of employment. The U.S. defined contribution plan comprises the majority of the expense for the Company’s defined contribution plans.

The Company’s total global contributions to all defined contribution plans were $7,025, $9,210 and $3,876 in the years ended December 31, 2011, 2010 and 2009, respectively.

Defined Benefit Retirement Plans

As part of the PGP Acquisition, the Company assumed defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The Swiss plan is partially employee funded, but the employee contributions were not material. The Company contributed $7,953 and $65,508 to these non-U.S. retirement plans during 2011 and 2010, respectively, as further discussed below. Prior to the PGP Acquisition, the Company did not offer any defined benefit pension plans.

P&G was bound contractually, as a result of the PGP Acquisition, to transfer a portion of the assets in its defined benefit trusts related to Germany and Switzerland to the Warner Chilcott trusts. As of December 31, 2010, the majority of these asset transfers had taken place. For the remainder of asset transfers that have not yet occurred, the expected cash due from P&G of $8,142 and $8,533 were recorded as other current assets and the assets are reflected in the plan asset amounts at December 31, 2011 and 2010 respectively, disclosed below.

In connection with the PGP Acquisition, the Company recorded benefit obligations equal to the difference between the projected benefit obligation and the fair value of plan assets. Upon the PGP Acquisition, the Company acquired the plan assets and assumed the pension obligations for both active PGP employees and retirees covered by the PGP defined benefit plans as of October 30, 2009.

Net periodic benefit cost of the defined benefit plans was as follows:

	Non-U.S. Plans Defined Benefit Year Ended December 31,
	2011	2010	2009(1)
Service cost	$2,231	$2,241	$391
Interest cost	4,385	4,165	679
Expected return on plan assets	(1,118)	(1,362)	(81)
Settlement loss	327	14	—

Net periodic benefit cost	$5,825	$5,058	$989

(1)	The year ended December 31, 2009 represents the period from October 31, 2009 to December 31, 2009.

Benefit obligation and asset data for the defined benefit plans for the period from October 31, 2009 to December 31, 2011, using a December 31 measurement date, were as follows:

	Non-U.S. Plans Defined Benefit Year Ended December 31,
	2011	2010	2009(1)
Change in Benefit Obligation
Benefit obligation at beginning of year	$83,295	$81,379	$88,782
Service cost	2,231	2,241	391
Interest cost	4,385	4,165	679
Plan participants’ contributions	341	134	20
Actuarial (gain) / loss recorded through SG&A expense	(395)	1,579	(5,465)
Actuarial (gain) / loss recorded through other comprehensive income	4,882	(6,501)	—
Plan adjustments	(2,515)	10,377	—
Curtailments	(519)	—	—
Settlements	(4,835)	(1,720)	—
Benefits paid	(3,642)	(2,746)	(603)
Foreign currency exchange rate changes	(1,883)	(5,613)	(2,425)

Benefit obligation at end of year	$81,345	$83,295	$81,379

Change in Plan Assets
Fair value of plan assets at beginning of year	$76,363	$8,072	$8,519
Employer contribution	7,953	65,508	—
Actual return on plan assets	384	2,939	81
Plan participants’ contributions	341	134	20
Plan adjustments	(2,515)	4,468	—
Settlements	(4,835)	(1,720)	—
Benefits paid	(3,642)	(2,746)	(603)
Foreign currency exchange rate changes	(1,574)	(292)	55

Fair value of plan assets at end of year	$72,475	$76,363	$8,072

Funded status at end of year	$(8,870)	$(6,932)	$(73,307)

Accumulated benefit obligation at end of year	$67,933	$72,340	$72,176

(1)	The year ended December 31, 2009 represents the period from October 31, 2009 to December 31, 2009.

The following table outlines the funded status amount recognized in the consolidated balance sheets:

	Non-U.S. Plans Defined Benefit As of December 31,
	2011	2010
Current liabilities	$(45)	$(135)
Noncurrent liabilities	(8,825)	(6,797)

	$(8,870)	$(6,932)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly by the Company as they become due.

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs are as follows:

Non-U.S. Plans Defined Benefit
Balance as of December 31, 2009	$(5,346)
Net actuarial (gain)	(6,501)

Balance as of December 31, 2010	$(11,847)

Net actuarial loss	4,882

Balance as of December 31, 2011	$(6,965)

The Company expects to amortize $71 from accumulated other comprehensive income to net periodic benefit costs during 2012.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below:

	Non-U.S. Plans Defined Benefit As of December 31,
	2011	2010
Projected benefit obligations	$2,496	$8,240
Accumulated benefit obligations	$2,472	$8,084
Plan assets	$898	$3,395

Information for defined benefit plans that have projected benefit obligations in excess of plan assets is presented below:

	Non-U.S. Plans Defined Benefit As of December 31,
	2011	2010
Projected benefit obligations	$81,345	$76,704
Plan assets	$72,476	$69,135

Assumptions and Investment Policies

Weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit pension plans are as follows:

	Defined Benefit As of December 31,
	2011	2010	2009
Non-U.S. assumed discount rate	5.4%	5.1%	5.1%
Non-U.S. average long-term pay progression	2.9%	3.0%	3.0%

These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits.

Weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit pension plans were as follows:

	Defined Benefit As of December 31,
	2011	2010	2009
Non-U.S. assumed discount rate	5.0%	4.9%	4.7%
Non-U.S. assumed long-term rate of return on plan assets	1.4%	2.8%	6.1%
Non-U.S. average long-term pay progression	2.9%	2.9%	3.0%

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities.

Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The results are adjusted for the payments of reasonable expenses of the plan from plan assets. The expected long-term rates of return for plan assets are 2.25% – 5.5%. The Company believes that these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plan’s investments.

The following table projects the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not Company assets.

Expected Benefit Payments	Non-U.S. Defined Benefit
For the year ending December 31,
2012	$3,418
2013	3,029
2014	3,027
2015	3,569
2016	3,836
2017 – 2021	22,377
Thereafter	28,677

$67,933

Plan Assets

The Company’s management, along with the trustee of the plans’ assets, will minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments will be diversified by type and geography. The fair value of the Company’s plan assets approximates book value as the majority of the assets at December 31, 2011 were held in fixed income securities and cash equivalents.

The following table presents information about the Company’s asset allocation:

Asset Class	Actual Asset Allocation as of December 31,
	2011	2010
Fixed income securities and cash equivalents	88%	72%
Bonds	4%	13%
Equity securities	8%	9%
Other	—%	6%

21. Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the next five years and thereafter as of December 31, 2011 are:

2012	$12,766
2013	5,969
2014	4,997
2015	4,016
2016	2,954
Thereafter	3,049

Total	$33,751

Leases and rental expenses totaled $18,233, $19,784 and $7,720 in the years ended December 31, 2011, 2010 and 2009, respectively.

22. Valuation and Qualifying Accounts

A summary of the valuation and qualifying accounts is as follows:

	Balance at Beginning of Period	Additions, Costs and Expenses	PGP Additions, Costs and Expenses	Deductions, Write-offs & other	Balance at End of Period Period
Revenue Reserves(a)
Year Ended December 31, 2011	$485,315	$948,901	$—	$850,793	$583,423
Year Ended December 31, 2010	375,120	1,034,928	—	924,733	485,315
Year Ended December 31, 2009	89,519	358,537	207,971	280,907	375,120

Deferred income tax valuation allowances
Year Ended December 31, 2011	$47,569	$18,374	$—	$24,431	$41,512
Year Ended December 31, 2010	22,182	26,733	—	1,346	47,569
Year Ended December 31, 2009	9,893	2,917	11,042	1,670	22,182

(a)	See “Note 2” for additional description of revenue reserve categories.

23. Quarterly Data (unaudited)

A summary of the quarterly results of operations is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2011
Total revenue	$756,529	$670,294	$655,463	$645,820
Cost of sales (excluding amortization)	122,911	76,349	81,180	75,704
Amortization of intangible assets	147,645	147,679	147,654	153,327
Net (Loss) / Income	(24,057)	71,848	33,098	90,257
Earnings (Loss) per share:
Basic	$(0.10)	$0.28	$0.13	$0.36
Diluted	(0.10)	0.28	0.13	0.36

Year Ended December 31, 2010
Total revenue	$761,302	$815,610	$703,192	$694,378
Cost of sales (excluding amortization)	217,436	108,756	81,681	84,928
Amortization of intangible assets	160,912	157,159	162,619	172,230
Net (Loss) / Income	(17,243)	115,253	57,516	15,446
Earnings (Loss) per share:
Basic	$(0.07)	$0.46	$0.23	$0.06
Diluted	(0.07)	0.46	0.23	0.06

24. Subsequent Event

As a result of agreements reached with certain local European works councils subsequent to December 31, 2011, the Company will record net expenses of approximately $30,000 in its consolidated statement of operations in the year ending December 31, 2012 as a component of restructuring costs. As a result of the execution of the final agreements and the timing of the termination of employees, the Company anticipates that these expenses will include severance charges recorded in the quarter ending March 31, 2012 and certain contract termination expenses and pension curtailment gains recorded during the year ending December 31, 2012.