Form 10-Q
period 2012-03-31
Warner Chilcott plc
filed 2012-05-04
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the registrant had 250,421,544 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in millions except share amounts)

(Unaudited)

	As of March 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$422	$616
Accounts receivable, net	264	266
Inventories, net	124	119
Prepaid income taxes, net	12	37
Prepaid expenses and other current assets	186	194

Total current assets	1,008	1,232

Other assets:
Property, plant and equipment, net	210	215
Intangible assets, net	2,290	2,420
Goodwill	1,029	1,029
Other non-current assets	123	134

Total assets	$4,660	$5,030

LIABILITIES
Current liabilities:
Accounts payable	$54	$54
Accrued expenses and other current liabilities	753	817
Income taxes	37	45
Current portion of long-term debt	139	185

Total current liabilities	983	1,101

Other liabilities:
Long-term debt, excluding current portion	3,349	3,678
Other non-current liabilities	159	182

Total liabilities	4,491	4,961

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 250,287,835 and 250,247,802 shares issued and outstanding	3	3
Additional paid-in capital	51	39
Retained earnings	134	53
Accumulated other comprehensive (loss)	(19)	(26)

Total shareholders’ equity	169	69

Total liabilities and shareholders’ equity	$4,660	$5,030

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
REVENUE
Net sales	$669	$731
Other revenue	16	26

Total revenue	685	757

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	72	123
Selling, general and administrative	198	253
Restructuring costs	50	43
Research and development	25	31
Amortization of intangible assets	130	148
Interest expense, net	62	155

INCOME BEFORE TAXES	148	4
Provision for income taxes	35	28

NET INCOME / (LOSS)	$113	$(24)

Earnings / (loss) per share:
Basic	$0.45	$(0.10)
Diluted	$0.45	$(0.10)

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Net Income / (Loss)	$113	$(24)
Other comprehensive income:
Cumulative translation adjustment	7	20

Total other comprehensive income	7	20

Comprehensive Income / (Loss)	$120	$(4)

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$113	$(24)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	9	11
Write-down of property, plant and equipment	—	21
Amortization of intangible assets	130	148
Amortization of deferred loan costs	12	85
Stock-based compensation expense	6	6
Changes in assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other current assets	20	53
(Increase) in inventories	(5)	(7)
(Decrease) in accounts payable, accrued expenses and other current liabilities	(85)	(54)
Increase in income taxes and other, net	8	33

Net cash provided by operating activities	208	272

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6)	(12)

Net cash (used in) investing activities	(6)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES
Term borrowings under New Senior Secured Credit Facilities	—	3,000
Payments for loan costs, including refinancing premium	—	(51)
Term repayments under Prior Senior Secured Credit Facilities	—	(3,419)
Term repayments under New Senior Secured Credit Facilities	(374)	—
Redemption of ordinary shares	(32)	—
Proceeds from the exercise of non-qualified options to purchase ordinary shares	6	2
Other	—	1

Net cash (used in) financing activities	(400)	(467)

Effect of exchange rates on cash and cash equivalents	4	6

Net (decrease) in cash and cash equivalents	(194)	(201)
Cash and cash equivalents, beginning of period	616	402

Cash and cash equivalents, end of period	$422	$201

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$20	$1

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements (unaudited)

(All amounts in millions except share amounts, per share amounts or unless otherwise noted)

1. General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

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

2. Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 2” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2011 included in the Annual Report.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Product sales are recorded net of all sales-related deductions including, but not limited to, trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to, contract terms, government regulations, estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. No revisions were made to the methodology used in determining these reserves during the quarter ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $38 and $41, respectively. The amounts included in accrued liabilities were $535 (of which $136 related to reserves for product returns) and $542 (of which $131 related to reserves for product returns) as of March 31, 2012 and December 31, 2011, respectively. The provisions recorded to reduce gross sales to net sales were $248 and $203 in the quarters ended March 31, 2012 and 2011, respectively.

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

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company is in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacts approximately 500 employees in total. Pretax severance costs of $50 and $43 were recorded in the quarters ended March 31, 2012 and 2011, respectively, and were included as a component of restructuring costs in the condensed consolidated statement of operations. Also included in restructuring costs in the condensed consolidated statement of operations for the quarter ended March 31, 2012 were pension-related curtailment gains, which were offset by other restructuring costs in the quarter ended March 31, 2012.

Although the Company does not expect to record any additional expenses relating to the Western European restructuring in future periods, as a result of the expected timing of the termination of employees, the Company anticipates recording approximately $10 of additional pension-related curtailment gains during the year ending December 31, 2012. The majority of the remaining severance related costs and other liabilities are expected to be settled in cash within the next twelve months. The Western European restructuring costs were recorded in the Company’s ROW operating segment (as defined in “Note 16”).

Manati Facility

In April 2011, the Company announced a plan to repurpose its Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, the Company recorded charges of $23 for the write-down of certain property, plant and equipment in the year ended December 31, 2011, of which $21 was recorded in the quarter ended March 31, 2011. Additionally, the Company recorded severance costs of $8 in the year ended December 31, 2011, of which $7 was recorded in the quarter ended March 31, 2011. The expenses related to the Manati repurposing were recorded in the Company’s North American operating segment (as defined in “Note 16”) as a component of cost of sales.

Severance Accruals

The following table summarizes the activity in the Company’s aggregate severance accruals during the quarter ended March 31, 2012:

Balance, December 31, 2011	$42
Western European severance charges included in restructuring costs	50
Cash payments during the period	(13)
Foreign currency translation adjustments	1

Balance, March 31, 2012	$80

4. Acquisitions

Enablex

The Company and Novartis Pharmaceuticals Corporation (“Novartis”) were parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. On October 18, 2010, the Company acquired the U.S. rights to ENABLEX from Novartis for an upfront payment of $400 in cash at closing, plus future milestone payments of up to $20 in the aggregate, subject to the achievement of pre-defined 2011 and 2012 net sales thresholds of ENABLEX (the “ENABLEX Acquisition”). Concurrent with the closing of the ENABLEX Acquisition, the Company and Novartis terminated their existing co-promotion agreement, and the Company assumed full control of sales and marketing of ENABLEX in the U.S. market.

5. Shareholders’ Equity

In November 2011, the Company announced that its Board of Directors had authorized the redemption of up to an aggregate of $250 of its ordinary shares (the “Redemption Program”). Pursuant to the Redemption Program, the Company recorded the redemption of 3.7 million ordinary shares in the year ended December 31, 2011 at an aggregate cost of $56. During the quarter ended March 31, 2012, the Company recorded the redemption of 1.9 million ordinary shares at an aggregate cost of $32. Following the settlement of such redemptions, the Company cancelled all shares redeemed. As a result of the redemptions recorded during the quarter ended March 31, 2012, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 505 “Equity”, the Company recorded a decrease in ordinary shares at par value of $0.01 per share, and a decrease based upon the remaining purchase price in retained earnings of approximately $32 in the quarter ended March 31, 2012. The Redemption Program does not obligate the Company to redeem any number of the Company’s ordinary shares or an aggregate of shares equal to the full $250 authorization. The Redemption Program will terminate on the earlier of December 31, 2012 or the redemption by the Company of an aggregate of $250 of its ordinary shares.

6. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260 “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income/(loss) for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants and unvested restricted share grants and their equivalent for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters ended March 31, 2012 and 2011, respectively:

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Net income / (loss) available to ordinary shareholders	$113	$(24)

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	248,521,622	251,945,687
Dilutive effect of grants of stock options and unvested restricted shares and their equivalent	2,117,491	—

Diluted number of ordinary and potential ordinary shares outstanding	250,639,113	251,945,687

Earnings / (loss) per ordinary share:
Basic	$0.45	$(0.10)

Diluted	$0.45	$(0.10)

The Redemption Program decreased each of the weighted average basic shares outstanding and the weighted average diluted shares outstanding by 1.3 million during the quarter ended March 31, 2012. The remaining 0.6 million shares redeemed in the quarter ended March 31, 2012 were not included in the calculation of basic or diluted EPS as their impact was anti-dilutive under the treasury stock method.

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method including the implied non-qualified options to purchase ordinary shares, restricted ordinary shares and their equivalent to be repurchased as defined by ASC Topic 260:

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Stock options to purchase ordinary shares	5,676,007	7,836,781

Unvested restricted shares and their equivalent	2,166,581	2,085,067

7. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote, where approved, ACTONEL and ATELVIA on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of the Company’s transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the U.K., the Company and/or Sanofi have reduced or discontinued marketing and promotional efforts in certain territories covered by the Collaboration Agreement. The Company’s and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where the Company has full control over all product development decisions. Under the Collaboration Agreement, the ongoing global research and development (“R&D”) costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by the Company. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in selling, general and administrative (“SG&A”) expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, as a component of other revenue, for amounts earned based on Sanofi’s sale transactions with its customers.

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

For the quarters ended March 31, 2012 and 2011, the Company recognized net sales, other revenue and co-promotion expenses as follows:

	Quarter Ended March 31,
(dollars in millions)	2012	2011
Net sales
ACTONEL	$131	$210
ATELVIA	16	1
Other revenue
ACTONEL	15	22
Co-promotion expense
ACTONEL / ATELVIA	60	59

8. Inventories

Inventories consisted of the following:

	As of March 31, 2012	As of December 31, 2011
Finished goods	$64	$61
Work-in-progress / Bulk	39	35
Raw materials	21	23

Total	$124	$119

Total inventories are net of $17 and $15 related to inventory obsolescence reserves as of March 31, 2012 and December 31, 2011, respectively.

Product samples are stated at cost ($9 and $12 as of March 31, 2012 and December 31, 2011, respectively) and are included in prepaid expenses and other current assets.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization, or a straight-line basis over their useful lives not to exceed 15 years. The Company’s intangible assets as of March 31, 2012, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,849	$572	$1,277
ENABLEX	506	175	331
ATELVIA	241	14	227
ACTONEL	525	358	167
DORYX	331	228	103
ESTRACE Cream	411	311	100
Other products	1,154	1,099	55

Total definite-lived intangible assets	5,017	2,757	2,260

Indefinite-lived intangible assets
Trademark	30	—	30

Total intangible assets, net	$5,047	$2,757	$2,290

        Aggregate amortization expense related to intangible assets was $130 and $148 for the quarters ended March 31, 2012 and 2011, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. The Company may incur impairment charges or accelerate the amortization of certain intangible assets based on triggering events that reduce expected future cash flows, including those events relating to the launch of a generic equivalent of the Company’s product prior to the expiration of the related patent. For example, the Company believes that Mylan Inc. (together with its affiliate Mylan Pharmaceuticals Inc., “Mylan”) has entered the market with its Food and Drug Administration (“FDA”) approved generic version of the Company’s DORYX 150 mg delayed-release tablets (“DORYX 150”) following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan’s nor Impax Laboratories, Inc.’s (“Impax”) proposed generic version of DORYX 150 infringed U.S. Patent No. 6,958,161 covering DORYX 150 (the “‘161 Patent”). As a result of the loss of exclusivity for DORYX 150, the Company anticipates recording an impairment charge in the quarter ending June 30, 2012 in the range of $85 to $103 related to its DORYX intangible asset. For a discussion of the Company’s ongoing patent litigation refer to “Note 14”.

Estimated amortization expense based on forecasts as of March 31, 2012 (excluding indefinite-lived intangible assets and the impact of the expected impairment related to DORYX) for the period from April 1, 2012 to December 31, 2012 and for each of the next five years was as follows:

Amortization
2012 (remaining)	$388
2013	465
2014	388
2015	306
2016	196
2017	164
Thereafter	353

$2,260

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2012	As of December 31, 2011
Product rebate accruals (commercial and government)	$352	$364
Sales return reserves	136	131
Severance accruals	80	42
Customer loyalty and coupon programs	47	47
Payroll, commissions, and employee costs	32	38
Contractual obligations	20	—
ACTONEL co-promotion liability	16	97
Professional fees	14	17
Withholding taxes	13	13
Obligations under product licensing and distribution agreements	10	9
R&D expense accruals	6	9
Interest payable	5	29
Deferred income	3	3
Other	19	18

Total	$753	$817

11. Indebtedness

New Senior Secured Credit Facilities

On March 17, 2011, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent in order to refinance the Company’s Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250 comprised of (i) $3,000 in aggregate term loan facilities and (ii) a $250 revolving credit facility available to all Borrowers. The term loan facilities are comprised of (i) a $1,250 Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 Term B Loan Facility consisting of an $800 Term B-1 Loan, a $400 Term B-2 Loan and a $550 Term B-3 Loan (together, the “Term B Loans”). The proceeds of these new term loans, together with approximately $279 of cash on hand, were used to make an optional prepayment of $250 in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

The Term A Loan matures on March 17, 2016 and bears interest at LIBOR plus 3.00%, with a LIBOR floor of 0.75%, and each of the Term B Loans matures on March 15, 2018 and bears interest at LIBOR plus 3.25%, with a LIBOR floor of 1.00%. The revolving credit facility matures on March 17, 2016 and includes a $20 sublimit for swing line loans and a $50 sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the revolving credit facility on a dollar-for-dollar basis. Loans drawn and letters of credit issued under the revolving credit facility bear interest at LIBOR plus 3.00%. The Borrowers are also required to pay a commitment fee on the unused commitments under the revolving credit facility at a rate of 0.75% per annum, subject to a leverage-based step-down.

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the New Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. During the quarter ended March 31, 2012, the Company made optional prepayments in an aggregate amount of $350 of term loans under its New Senior Secured Credit Facilities. As of March 31, 2012, there were letters of credit totaling $2 outstanding. As a result, the Company had $248 available under the revolving credit facility as of March 31, 2012.

The New Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events and invalidity of guarantees and security documents under the New Senior Secured Credit Facilities.

The fair value of the Company’s debt outstanding under its New Senior Secured Credit Facilities, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, as of March 31, 2012 and December 31, 2011 was approximately $2,236 (book value of $2,230) and $2,601 (book value of $2,604), respectively.

Prior Senior Secured Credit Facilities

In connection with the Company’s acquisition from The Procter & Gamble Company (“P&G”) on October 30, 2009 of P&G’s global branded pharmaceuticals business (“PGP”) (such acquisition, the “PGP Acquisition”), Holdings III and its subsidiaries, the Luxco Borrower, WCC and WCCL entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200 (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,600 of term loans, a $250 revolving credit facility and a $350 delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of the Company’s then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a subsequent amendment pursuant to which the lenders provided additional term loans in an aggregate principal amount of $1,500 which, together with the proceeds from the issuance of $750 aggregate principal amount of the Company’s 7.75% Notes (defined below), were used to fund a special cash dividend to the Company’s shareholders in the amount of $8.50 per share, or $2,144 in the aggregate (the “Special Dividend”), and to pay related fees and expenses. In the first quarter of 2011, the Company made optional prepayments of $450 of its term loan indebtedness under the Prior Senior Secured Credit Facilities.

7.75% Notes

On August 20, 2010, the Company and certain of the Company’s subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750 aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by the Company and its subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes is payable on March 15 and September 15 of each year, and the first payment was made on March 15, 2011.

On September 29, 2010, the Issuers issued an additional $500 aggregate principal amount of 7.75% senior notes due 2018 at a premium of $10 (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by the Company to fund its $400 upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by the Company and by its subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The $10 premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

As of March 31, 2012 and December 31, 2011, the fair value of the Company’s outstanding 7.75% Notes ($1,250 book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,292 and $1,278, respectively.

Components of Indebtedness

As of March 31, 2012, the Company’s outstanding debt included the following:

	Current Portion as of March 31, 2012	Long-Term Portion as of March 31, 2012	Total Outstanding as of March 31, 2012
Revolving credit facility under the New Senior Secured Credit Facilities	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	138	2,092	2,230
7.75% Notes (including $8 unamortized premium)	1	1,257	1,258

Total	$139	$3,349	$3,488

As of March 31, 2012, scheduled mandatory principal repayments of long-term debt for the period from April 1, 2012 to December 31, 2012 and each of the five years ending December 31, 2013 through 2017 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2012 (remaining)	$103
2013	138
2014	138
2015	183
2016	20
2017	18
Thereafter	2,880

Total long-term debt to be settled in cash	$3,480
7.75% Notes unamortized premium	8

Total long-term debt	$3,488

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

Total stock-based compensation expense recognized in the quarters ended March 31, 2012 and 2011 was $6 and $6, respectively. Unrecognized future stock-based compensation expense was $46 as of March 31, 2012, which will be recognized as an expense over a remaining weighted average period of 1.3 years.

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

	2012 Grants	2011 Grants
Dividend yield	None	None
Expected volatility	38.00%	35.00 -38.00%
Risk-free interest rate	1.80%	1.87 - 3.57%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted was 7 years as of March 31, 2012.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2011 through March 31, 2012:

	Restricted Share Grants (and their equivalent)
(in thousands except per share amounts)	Shares	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2011	1,489	$23.05
Granted shares	1,798	16.86
Vested shares	(435)	21.81
Forfeited shares	(85)	22.19

Unvested restricted ordinary shares, and their equivalent, at March 31, 2012	2,767	$19.25

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2011 through March 31, 2012:

	Options to Purchase Ordinary Shares
(in thousands except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2011	6,846	$5.57	$13.13
Granted options	892	6.63	16.87
Exercised options	(575)	3.80	9.93
Forfeited options	(135)	9.02	15.49

Balance at March 31, 2012	7,028	$5.78	$13.82

Vested and exercisable at March 31, 2012	4,537	$4.60	$12.39

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of March 31, 2012 was as follows:

(in millions except per share and number of options which is in thousands)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at March 31, 2012	4,273	$10.07	$16.81	$29
Vested and exercisable at March 31, 2012	3,707	$10.63	$16.81	$23

13. Commitments and Contingencies

Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1 milestone payment to Paratek upon the achievement of a developmental milestone. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $24. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, the Company signed an agreement (the “Dong-A Agreement”) with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor, for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2 in connection with signing the Dong-A Agreement. In March 2009, the Company paid $9 to Dong-A upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. The Company agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product for the United States and may make additional payments to Dong-A of up to $13 upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

In February 2009, the Company acquired the U.S. rights to Apricus Biosciences, Inc.’s (formerly NexMed, Inc.) (“Apricus”) topically applied alprostadil cream for the treatment of ED and a prior license agreement between the Company and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, the Company paid Apricus an up-front payment of $3. The Company also agreed to make a milestone payment of $2 upon the FDA’s approval of the product’s New Drug Application. The Company continues to work to prepare its response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the U.S. and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, the Company made an up-front payment to Dong-A of $20 in April 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of up to $25 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the U.S. and Canada, if any.

The Company and Sanofi are parties to the Collaboration Agreement pursuant to which they co-promote, where approved, ACTONEL and ATELVIA on a global basis, excluding Japan. See “Note 7” for additional information related to the Collaboration Agreement.

Other Commitments and Contingencies

In March 2012, the Company’s Fajardo, Puerto Rico manufacturing facility received a warning letter from the FDA. The warning letter raised certain violations of current Good Manufacturing Practices originally identified in a Form 483 observation letter issued by the FDA after an inspection of the Company’s Fajardo facility in June and July 2011. More specifically, the warning letter indicated that the Company failed to conduct a comprehensive evaluation of its corrective actions to ensure that certain stability issues concerning OVCON 50 were adequately addressed. In addition, the FDA cited the Company’s stability issues with OVCON 50 and the Company’s evaluation of certain other quality data, in expressing its general concerns with respect to the performance of the Company’s Fajardo quality control unit.

The Company takes these matters seriously and submitted a written response to the FDA in April 2012. Following its receipt of the Form 483 observation letter, the Company immediately initiated efforts to address the issues identified by the FDA and has been working diligently to resolve the FDA’s concerns. Until the cited issues are resolved, the FDA may withhold approval of requests for, among other things, pending drug applications listing the Fajardo facility. At this time, the Company does not expect that its ability to manufacture or ship any of its current material products from its Fajardo facility will be impacted. However, the Company can give no assurances that the FDA will be satisfied with its response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

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

The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institute of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified for the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI Study, WHI investigators again found that estrogen only therapy did not prevent heart disease and, although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin ® and Prempro ®, products marketed by Wyeth (now a part of Pfizer). Numerous lawsuits were filed against Wyeth, as well as against other manufacturers of HT products, after the publication of the summary of the principal results of the E&P Arm of the WHI Study.

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 513 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers Squibb Company (“Bristol-Myers”) pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded agreed upon dismissal notices in another three cases to plaintiffs’ counsel. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 160 cases and a potential defendant with respect to approximately 256 unfiled claims involving a total of approximately 424 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 256 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

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

The Company currently maintains product liability insurance coverage for claims aggregating between $25 and $170, subject to certain exclusions, and otherwise is self-insured. The Company’s insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the range of potential loss, if any, to the Company relating to these proceedings is not possible at this time.

Gastroenterology Patent Matters

ASACOL 400

In June 2010, the Company and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Par Pharmaceutical, Inc. (“Par”) indicating that Par had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which the Company exclusively licenses from Medeva covering ASACOL 400, were invalid and not infringed. In August 2010, the Company and Medeva filed a patent lawsuit against Par and EMET Pharmaceuticals LLC (“EMET”) in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. Medeva and the Company elected not to bring an infringement action with respect to the ‘171 Patent. EMET was the original filer of the ANDA according to Par’s notice letter, and assigned and transferred all right, title and interest in the ANDA to Par in June 2010. The lawsuit resulted in a stay of FDA approval of Par’s ANDA for 30 months from the date of the Company’s receipt of Par’s notice letter, or December 2012, subject to prior resolution of the matter before the Court. In October 2011, the Court held a Markman hearing to determine claim construction of the patent claims at issue in the litigation. The Court has not indicated when it expects to issue its Markman decision. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the pending litigation will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

ASACOL HD

In September 2011, the Company received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (together with its affiliates, “Zydus”) indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s ASACOL 800 mg product (“ASACOL HD”). Zydus contends that the Company’s U.S. Patent No. 6,893,662, expiring in November 2021 (the “‘662 Patent”), is invalid and/or not infringed. In addition, Zydus indicated that it had submitted a Paragraph III certification with respect to the ‘170 Patent and the ‘171 Patent, consenting to the delay of FDA approval of the ANDA product until the ‘170 Patent and the ‘171 Patent expire. In November 2011, the Company filed a lawsuit against Zydus in the United States District Court for the District of Delaware charging Zydus with infringement of the ‘662 Patent. The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of the Company’s receipt of the Zydus notice letter, subject to prior resolution of the matter before the court. While the Company intends to vigorously defend the ‘662 Patent and pursue its legal rights, the Company can offer no assurance as to when the pending litigation will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL HD will not be approved and enter the market prior to the expiration of the ‘662 Patent in 2021.

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

Teva has received final approval from the FDA for its generic version of ACTONEL OaW and could enter the market as early as June 2014, following the expiration of the ‘122 Patent (including a 6-month pediatric extension of regulatory exclusivity). In addition, several other companies have submitted ANDAs to the FDA seeking approval to manufacture and sell generic versions of ACTONEL OaW, including Aurobindo Pharma Limited (“Aurobindo”), Mylan and Sun Pharma Global, Inc. (“Sun”). None of these additional ANDA filers challenged the validity of the ‘122 Patent, and as a result, the Company does not believe that any of the ANDA filers will be permitted to market their proposed generic versions of ACTONEL OaW prior to the expiration of the patent in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). However, if any of these ANDA filers receive final approval from the FDA with respect to their ANDAs, such filers could also enter the market with a generic version of ACTONEL OaW following the expiration of the ‘122 Patent.

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

The Company and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent arising from each such party’s proposed generic version of ACTONEL OaM were consolidated, and trial for those suits has been scheduled for July 2012. The Company and Roche’s subsequent actions against Teva, Apotex, Sun and Mylan for infringement of the related ‘634 Patent, which arise from the same proposed generic versions of ACTONEL OaM, have been consolidated with the ‘938 Patent actions for all pretrial purposes. To the extent that any ANDA filer also submitted a Paragraph IV certification with respect to U.S. Patent No. 6,165,513 covering ACTONEL OaM, the Company has determined not to pursue an infringement action with respect to this patent. While the Company and Roche intend to vigorously defend the ‘938 Patent and the ‘634 Patent and protect their legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of ACTONEL OaM will not be approved and enter the market prior to the expiration of the ‘938 Patent and the ‘634 Patent in 2023 (including, in each case, a 6-month pediatric extension of regulatory exclusivity).

ATELVIA

In August and October 2011 and March 2012, the Company received Paragraph IV certification notice letters from Watson Laboratories, Inc.—Florida (together with Watson Pharmaceuticals, Inc. and its subsidiaries, “Watson”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets (“ATELVIA”). The notice letters contend that the Company’s

U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. The Company filed a lawsuit against Watson in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012 in the United States District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of the Company’s receipt of such defendant’s notice letter, subject to prior resolution of the matter before the court. In addition, none of the ANDA filers certified against the ‘122 Patent, which covers all of the Company’s ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

While the Company intends to vigorously defend the ‘459 Patent and the ‘460 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of ATELVIA will not be approved and enter the market prior to the expiration of the ‘459 Patent and the ‘460 Patent in 2028.

Dermatology Patent Matters

DORYX

In March 2009, the Company and Mayne Pharma International Pty. Ltd. (“Mayne”) received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150. The notice letters contend that Mayne’s ‘161 Patent expiring in 2022 is not infringed. In March and May 2009, the Company and Mayne, which licenses the ‘161 Patent to the Company, filed lawsuits against Impax and Mylan, respectively, in the United States District Court for the District of New Jersey, charging each with infringement of the ‘161 Patent. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to DORYX 150 expired in September 2011.

In September 2011, the Company received FDA approval for a dual-scored DORYX 150 product, which today accounts for all but a de minimis amount of the Company’s DORYX net sales, and filed a citizen petition requesting that the FDA refrain from granting final approval to any DORYX 150 ANDA unless the ANDA filer’s product also adopts a dual-scored configuration and has the same labeling as the Company’s dual-scored DORYX 150 product. On February 8, 2012, the FDA denied the Company’s citizen petition and granted final approval to Mylan for its generic version of DORYX 150. Impax has not yet received final approval of its ANDA from the FDA with respect to DORYX 150 and has forfeited its “first filer” status.

The actions against Mylan and Impax were consolidated and a trial was held in early February 2012. On April 30, 2012, the court issued its opinion upholding the validity of the ‘161 Patent, but determining that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the ‘161 Patent. The Company is reviewing the court’s decision, and intends to appeal the non-infringement determinations.

As a consequence of the court’s ruling, the Company believes that Mylan has entered the market with its FDA approved generic equivalent of DORYX 150. The Company expects the loss of exclusivity for DORYX 150 to result in significant declines in its future DORYX revenues and have an adverse impact on its financial condition, results of operations and cash flows in subsequent periods. In addition, the Company expects to record an impairment charge in the quarter ending June 30, 2012 in the range of $85 to $103 related to its DORYX intangible asset. Mylan has made a claim for damages resulting from the issuance of the temporary restraining order prohibiting Mylan from launching a generic version of DORYX 150 until the court rendered its decision. An estimate of the loss, or range loss, if any, resulting from Mylan’s claim is not possible at this time.

In addition to the Company’s litigation with Mylan and Impax with respect to DORYX 150, the Company has faced various other ANDA challenges with respect to DORYX 150, which were subsequently settled. For example, the Company and Mayne entered into settlement agreements with Heritage Pharmaceuticals Inc. (“Heritage”) and Sandoz Inc. (“Sandoz”) in December 2010 and January 2012 with respect to their patent litigation pursuant to which Heritage and Sandoz are each permitted to market and sell a generic equivalent of DORYX 150 on or after December 15, 2016, or earlier in certain situations.

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

In April 2012, the Company received a Paragraph IV certification notice letter from Watson indicating that Watson had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of LO LOESTRIN FE. The notice letter contends that the ‘394 Patent and ‘984 Patent are invalid, unenforceable and/or not infringed. The Company is currently reviewing the details of the Paragraph IV certification notice letter and expects to file an infringement lawsuit against Watson within 45 days of its receipt of the Paragraph IV certification notice letter. If the Company files suit against Watson within 45 days, the FDA will be prohibited from approving Watson’s ANDA for 30 months from the date of the Company’s receipt of the Watson notice letter, subject to prior resolution of the matter before the court.

False Claims Act Litigation

In December 2009, the Company was served with a civil complaint brought by an individual plaintiff in the United States District Court for the District of Massachusetts, purportedly on behalf of the United States, alleging that the Company and over 20 other pharmaceutical manufacturers violated the False Claims Act (“FCA”), 31 U.S.C. § 3729(a)(1)(A), (B), by submitting false records or statements to the federal government, thereby causing Medicaid to pay for unapproved or ineffective drugs. The plaintiff’s original complaint was filed under seal in 2002, but was not served on the Company until 2009. The complaint alleges that the Company submitted to the Centers for Medicare and Medicaid Services (“CMS”) false information regarding the safety and effectiveness of certain nitroglycerin transdermal products. The plaintiff alleges that CMS included these products in its list of reimbursable prescription drugs and that, as a consequence, federal Medicaid allegedly reimbursed state Medicaid programs for a portion of the cost of such products. The plaintiff asserts that from 1996 until 2003 the federal Medicaid program paid approximately $10 to reimburse the states for such nitroglycerin transdermal products. The complaint seeks, among other things, treble damages; a civil penalty of up to ten thousand dollars for each alleged false claim; and costs, expenses and attorneys’ fees.

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

Governmental Investigations

In February 2012, the Company, along with certain non-executive employees in its sales organization, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by the Company seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of the Company’s current key products. The Company is cooperating in responding to the subpoena, but cannot predict or determine the impact of this inquiry on its future financial condition or results of operations.

15. Income Taxes

The Company operates in many tax jurisdictions including: Ireland, the U.S., the U.K., Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The Company’s effective tax rate for the quarters ended March 31, 2012 and 2011 was 24% and 700%, respectively. The effective income tax rate reflects the changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes. In the quarter ended March 31, 2012, the discrete items included expenses related to the restructuring of certain of the Company’s Western European operations. In the quarter ended March 31, 2011 the discrete items included valuation allowances related to the restructuring of certain of the Company’s Western European operations. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes”.

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

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the quarters ended March 31, 2012 and 2011:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended March 31, 2012
Total revenue	$1,012	$100	$(427)	$685

Segment operating profit	$226	$9	$(24)	$211

Corporate expenses				(1)
Interest (expense), net				(62)

Income before taxes				$148

Quarter Ended March 31, 2011
Total revenue	$1,323	$203	$(769)	$757

Segment operating profit	$426	$10	$(275)	$161

Corporate expenses				(2)
Interest (expense), net				(155)

Income before taxes				$4

(1)	Eliminations represent inter-segment transactions impacting revenue, cost of sales and SG&A expenses.

The following table presents total revenues by product for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Revenue breakdown by product:
ASACOL	$211	$187
ACTONEL(1)	146	232
LOESTRIN 24 FE	108	119
ESTRACE Cream	52	35
ENABLEX	44	45
DORYX	30	66
LO LOESTRIN FE	28	8
ATELVIA	16	1
Other Women’s Healthcare	15	16
Other Hormone Therapy	14	14
Other Oral Contraceptives	6	10
Other products	11	17
Contract manufacturing product sales	2	3
Other revenue	2	4

Total revenue	$685	$757

(1)	Other revenue related to ACTONEL is combined with product net sales for purposes of presenting revenue by product and segment reporting.

The following tables present additional segment information for the quarters ended March 31, 2012 and 2011:

	North America	North America	North America
	North America	ROW	Total Company
Quarter Ended March 31, 2012
Capital expenditures	$5	$1	$6
Amortization of intangible assets	129	1	130
Depreciation expense	7	2	9

Quarter Ended March 31, 2011
Capital expenditures	$8	$4	$12
Amortization of intangible assets	146	2	148
Depreciation expense	7	4	11
Write-down of property, plant and equipment	21	—	21

The following table presents total revenue by significant country of domicile for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
U.S.	$567	$617
France	30	31
Canada	23	21
U.K. / Ireland	13	13
Italy	7	12
Puerto Rico	5	8
Other	24	29

Total net sales	669	731

Other revenue (1)	16	26

Total revenue	$685	$757

(1)	Includes royalty revenue and contractual payments from the Company’s co-promotion partners recorded in various jurisdictions.

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

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Cambrex Corporation	24%	23%
Lonza Inc.	24%	31%
Bayer	23%	20%

18. Retirement Plans

The Company has defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

The net periodic benefit (credit) / cost of the Company’s non-U.S. defined benefit plans amounted to $(1) and $1 for the quarters ended March 31, 2012 and 2011, respectively. Included in the net periodic benefit (credit) for the quarter ended March 31, 2012 is a curtailment gain of $(1) in connection with the Western European restructuring described in “Note 3” of this Form 10-Q.

19. Subsequent Event

On April 30, 2012, the United States District Court for the District of New Jersey issued its opinion upholding the validity of the ‘161 Patent, but determining that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the ‘161 Patent. As a consequence of the court’s ruling, the Company believes that Mylan has entered the market with its FDA approved generic version of DORYX 150.

The Company expects the loss of exclusivity for DORYX 150 to result in significant declines in its future DORYX revenues and have an adverse impact on its financial condition, results of operations and cash flows in subsequent periods. In addition, the Company expects to record an impairment charge in the quarter ending June 30, 2012 in the range of $85 to $103 related to its DORYX intangible asset, which had a book value of $103 as of March 31, 2012. The impairment charge is not expected to result in future cash expenditures for the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report and elsewhere in this Form 10-Q.

Summary

The following are certain significant events that occurred in 2012:

•

During the quarter ended March 31, 2012, we made optional prepayments in an aggregate amount of $350 million of our term loan indebtedness under our New Senior Secured Credit Facilities (as defined below);

•

In November 2011, we announced that our Board of Directors had authorized the redemption of up to an aggregate of $250 million of our ordinary shares (the “Redemption Program”). Pursuant to our Redemption Program, we redeemed 1.9 million ordinary shares in the quarter ended March 31, 2012 at an aggregate cost of $32 million. Following the settlement of such redemptions, we cancelled all shares redeemed;

•

In connection with the restructuring of our Western European operations announced in April 2011, we recorded pre-tax severance costs of $50 million in the quarter ended March 31, 2012. In addition, we recognized pension-related curtailment gains, which were offset by other restructuring costs in the quarter ended March 31, 2012. Although we do not expect to record any additional expenses relating to the Western European restructuring in future periods, as a result of the expected timing of the termination of employees, we anticipate recording approximately $10 million of additional pension-related curtailment gains during the year ending December 31, 2012; and

•	Our revenue for the quarter ended March 31, 2012 was $685 million and our net income was $113 million.

2011 Strategic Transactions

During 2011, we announced the following strategic transactions that impacted our results of operations in the quarter ended March 31, 2012 as compared to the prior year quarter and will have an impact on our future operations.

Refinancing of Senior Secured Indebtedness

On March 17, 2011, our subsidiaries, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to refinance our Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility available to all Borrowers. At the closing, we borrowed a total of $3,000 million under the new term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the new term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under our Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

Western European Restructuring

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we are in the process of moving to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacts approximately 500 employees in total. For a further discussion of the Western European restructuring, including severance charges recorded as a component of restructuring costs in our condensed consolidated statement of operations, see “Note 3” to the notes to our condensed consolidated financial statements.

Manati Facility

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $23 million for the write-down of certain property, plant and equipment in the year ended December 31, 2011, of which $21 million was recorded in the quarter ended March 31, 2011. Additionally, we recorded severance costs of $8 million in the year ended December 31, 2011, of which $7 million was recorded in the quarter ended March 31, 2011. The severance costs relating to the Manati repurposing were settled in cash during the year ended December 31, 2011.

Redemption Program

In November 2011, we announced that our Board of Directors authorized the Redemption Program. In addition to the 2012 redemptions, pursuant to the Redemption Program, we recorded the redemption of 3.7 million ordinary shares in the quarter ended December 31, 2011 at an aggregate cost of $56 million. Following the settlement of such redemptions, we cancelled all shares redeemed. The Redemption Program does not obligate us to redeem any number of our ordinary shares or an aggregate of shares equal to the full $250 million authorization. The Redemption Program will terminate on the earlier of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

Operating Results for the quarters ended March 31, 2012 and 2011

Revenue

The following table sets forth our revenue for the quarters ended March 31, 2012 and 2011, with the corresponding dollar and percentage changes:

	Percent	Percent	Percent	Percent
	Quarter Ended March 31,		Increase (decrease)
(dollars in millions)	2012	2011	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$146	$232	$(86)	(37)%
ATELVIA	16	1	15	n.m .%

Total Osteoporosis	162	233	(71)	(30)%

Oral Contraceptives
LOESTRIN 24 FE	108	119	(11)	(9)%
LO LOESTRIN FE	28	8	20	250%
Other Oral Contraceptives	6	10	(4)	(40)%

Total Oral Contraceptives	142	137	5	4%

Hormone Therapy
ESTRACE Cream	52	35	17	49%
Other Hormone Therapy	14	14	—	—

Total Hormone Therapy	66	49	17	35%

Other Women’s Healthcare Products	15	16	(1)	(6)%

Total Women’s Healthcare	385	435	(50)	(11)%

Gastroenterology:
ASACOL	211	187	24	13%
Dermatology:
DORYX	30	66	(36)	(55)%
Urology:
ENABLEX	44	45	(1)	(2)%
Other:
Other products net sales	11	17	(6)	(35)%
Contract manufacturing product sales	2	3	(1)	(33)%
Other revenue(2)	2	4	(2)	(50)%

Total Revenue	$685	$757	$(72)	(10)%

(1)	Includes “other revenue” of $15 million and $22 million for the quarters ended March 31, 2012 and 2011, respectively, as reported in our condensed consolidated statement of operations resulting from the collaboration agreement with Sanofi-Aventis U.S. LLC.
(2)	Excludes “other revenue” of $15 million and $22 million for the quarters ended March 31, 2012 and 2011, respectively, reported in our condensed consolidated statement of operations and disclosed pursuant to footnote (1) above.

Total revenue in the quarter ended March 31, 2012 was $685 million, a decrease of $72 million, or 10%, compared to the same quarter in the prior year. For the quarter ended March 31, 2012, the decrease in revenues as compared to the prior year quarter was primarily driven by a decrease in ACTONEL revenues of $86 million, due in large part to overall declines in the U.S. oral bisphosphonate market as well as the continued declines in ACTONEL rest of world (“ROW”) net sales following the 2010 loss of exclusivity in Western Europe. The decrease was offset, in part, by revenue growth in certain other products, primarily ASACOL, LO LOESTRIN FE, ESTRACE Cream and ATELVIA. Period over period changes in the net sales of our products are a function of a number of factors, including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. In addition, transactions such as product acquisitions and dispositions also impact our period over period net sales. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S. Although these estimates provide a broad indication of market trends for our products in the U.S., the relationship between IMS estimates of filled prescriptions and actual unit sales can vary, and as a result, such estimates may not always be an accurate predictor of our unit sales.

Revenues of our osteoporosis products decreased $71 million, or 30%, in the quarter ended March 31, 2012, compared with the prior year quarter. Total ACTONEL revenues were $146 million in the quarter ended March 31, 2012, a decrease of $86 million, or 37%, compared to the prior year quarter. Total ACTONEL revenues were comprised of the following components:

	Quarter Ended March 31,		Increase (decrease)
(dollars in millions)	2012	2011	Dollars	Percent
United States	$76	$144	$(68)	(47)%
Non-U.S. North America	14	14	—	—%
ROW	41	52	(11)	(21)%

Total net sales	131	210	(79)	(38)%

ROW, other revenue	15	22	(7)	(32)%

Total ACTONEL revenues	$146	$232	$(86)	(37)%

In the United States, ACTONEL revenues decreased $68 million, or 47%, compared to the prior year quarter primarily due to a decrease in filled prescriptions of 39% and an increase in sales-related deductions, offset, in part, by higher average selling prices as compared to the prior year quarter. In the U.S., ACTONEL filled prescriptions continue to decline due primarily to declines in prescriptions within the overall oral bisphosphonate market. ACTONEL net sales outside of North America, or ROW, were $41 million in the quarter ended March 31, 2012, down 21% from $52 million in the prior year quarter, due to the continued declines in ROW net sales following the 2010 loss of exclusivity in Western Europe. While we expect to continue to experience significant declines in total ACTONEL revenues throughout the remainder of 2012 relative to 2011, we expect revenues from our new product ATELVIA will grow and partially offset some of those declines in the U.S. market. ATELVIA, which we began to promote in the U.S. in early 2011, generated net sales of $16 million and $1 million in the quarters ended March 31, 2012 and 2011, respectively.

Net sales of our oral contraceptive products increased $5 million, or 4%, in the quarter ended March 31, 2012 compared with the prior year quarter. LOESTRIN 24 FE generated net sales of $108 million in the quarter ended March 31, 2012, a decrease of 9%, compared with $119 million in the prior year quarter. The decrease in LOESTRIN 24 FE net sales in the quarter ended March 31, 2012 as compared to the prior year quarter was primarily due to a decrease in filled prescriptions of 19% and an increase in sales-related deductions, offset, in part, by an expansion of pipeline inventories relative to the prior year period and higher average selling prices. LO LOESTRIN FE, which we began to promote in the U.S. in early 2011 and is currently the primary promotional focus of our sales efforts, generated net sales of $28 million and $8 million, in the quarters ended March 31, 2012 and 2011, respectively, an increase of 250%.

Net sales of our hormone therapy products increased $17 million, or 35%, in the quarter ended March 31, 2012 as compared with the prior year quarter. Net sales of ESTRACE Cream were $52 million in the quarter ended March 31, 2012, an increase of $17 million, or 49%, compared to net sales of $35 million in the quarter ended March 31, 2011. The increase in ESTRACE Cream net sales in the quarter ended March 31, 2012 as compared to the prior year quarter was primarily due to lower sales-related deductions, an increase in filled prescriptions of 16% and higher average selling prices.

Net sales of ASACOL were $211 million in the quarter ended March 31, 2012, an increase of 13%, compared with $187 million in the prior year quarter. ASACOL net sales in North America in the quarters ended March 31, 2012 and 2011 totaled $199 million and $178 million, respectively, including net sales in the United States of $193 million and $173 million, respectively. The increase in ASACOL net sales in the United States was primarily due to higher average selling prices and an expansion of pipeline inventories relative to the prior year quarter. ASACOL filled prescriptions decreased 4% in the quarter ended March 31, 2012 compared to the prior year quarter based on IMS estimates. Our ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales in the quarters ended March 31, 2012 and 2011. See “Note 14” to the notes to our condensed consolidated financial statements included elsewhere in this report for a description of legal proceedings related to ASACOL.

Net sales of DORYX in the quarter ended March 31, 2012 were $30 million, a decrease of $36 million, or 55%, compared to the prior year quarter. The decrease in DORYX net sales in the quarter ended March 31, 2012 relative to the prior year quarter was primarily due to an increase in sales-related deductions relating to changes made to the terms of our loyalty card program and other rebate programs as well as a decrease in filled prescriptions of 4%, offset, in part, by higher average selling prices and an expansion of pipeline inventories relative to the prior year quarter. We and Mayne Pharma International Pty. Ltd., who licenses the DORYX patent to us, previously filed infringement lawsuits against Impax Laboratories, Inc. (“Impax”) and Mylan Inc. (together with its affiliate Mylan Pharmaceuticals Inc., “Mylan”) arising from their respective Abbreviated New Drug Applications relating to DORYX 150 mg, which today accounts for all but a de minimis amount of our DORYX net sales. Our lawsuits against Impax and Mylan relating to DORYX 150 mg were consolidated and a trial was held in early February 2012. On April 30, 2012, the United States District Court for the District of New Jersey issued its opinion upholding the validity of U.S. Patent No. 6,958,161 covering our DORYX 150 mg product (the “‘161 Patent”), but determining that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 mg infringed the ‘161 Patent. As a consequence of the court’s ruling, we believe that Mylan has entered the market with its Food and Drug Administration (“FDA”) approved generic equivalent of DORYX 150 mg. We expect the loss of exclusivity for DORYX 150 mg to result in significant declines in our future DORYX revenues and have an adverse impact on our financial condition, results of operations and cash flows in subsequent periods. See “Note 14” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Net sales of ENABLEX in the quarter ended March 31, 2012 were $44 million, a decrease of 2%, compared to $45 million in the prior year quarter. The decrease in ENABLEX net sales was due primarily to a decrease in filled prescriptions of 13% offset, in part, by higher average selling prices.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the quarters ended March 31, 2012 and 2011:

(dollars in millions)	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Dollar Change	Percent Change
Product net sales	$669	$731	$(62)	(8)%

Cost of sales (excluding amortization)	72	123	(51)	(41)%

Cost of sales percentage	11%	17%

Cost of sales (excluding amortization) decreased $51 million, or 41%, in the quarter ended March 31, 2012 compared with the prior year quarter. The quarter ended March 31, 2011 included $28 million in costs related to the repurposing of our Manati facility. Excluding the impact of the repurposing, our cost of sales as a percentage of product net sales decreased in the quarter ended March 31, 2012 relative to the prior year quarter from 13% of product net sales to 11% of product net sales primarily due to the mix of products sold as well as operational savings as a result of the Manati repurposing.

Selling, General & Administrative (“SG&A”) Expenses

Our SG&A expenses were comprised of the following for the quarters ended March 31, 2012 and 2011:

(dollars in millions)	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Dollar Change	Percent Change
Advertising & Promotion (“A&P”)	$24	$50	$(26)	(52)%
Selling and Distribution	109	128	(19)	(15)%
General, Administrative and Other (“G&A”)	65	75	(10)	(13)%

Total	$198	$253	$(55)	(22)%

SG&A expenses for the quarter ended March 31, 2012 were $198 million, a decrease of $55 million, or 22%, from $253 million in the prior year quarter. A&P expenses for the quarter ended March 31, 2012 relative to the prior year quarter decreased $26 million, or 52%. The quarter ended March 31, 2011 included expenses attributable to the U.S. launches of LO LOESTRIN FE and ATELVIA, including direct-to-consumer spend, which were not incurred in the quarter ended March 31, 2012. Selling and distribution expenses for the quarter ended March 31, 2012 decreased $19 million, or 15%, compared to the prior year quarter. This decrease in the quarter ended March 31, 2012 relative to the prior year quarter was primarily due to a $9 million reduction in expenses resulting from operating savings realized as a result of the Western European restructuring and the expenses in the prior year quarter relating to the launches of LO LOESTRIN FE and ATELVIA. G&A expenses in the quarter ended March 31, 2012 decreased $10 million, or 13%, as compared to the prior year quarter, primarily due to operating savings resulting from the Western European restructuring of $8 million and consulting and other professional fees relating to the Western European restructuring and the Manati repurposing incurred in the prior year quarter. We expect total SG&A expenses to continue to decline in the 2012 fiscal year relative to the 2011 fiscal year, due primarily to decreases in A&P and selling and distribution expenses in the U.S. and cost savings realized from the Western European restructuring.

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

Pretax severance costs of $50 million and $43 million were recorded in the quarters ended March 31, 2012 and 2011, respectively, and were included as a component of restructuring costs in the condensed consolidated statement of operations. Also included in restructuring costs in the condensed consolidated statement of operations for the quarter ended March 31, 2012 were pension-related curtailment gains, which were offset by other restructuring costs in the quarter ended March 31, 2012. Although we do not expect to record any additional expenses relating to the Western European restructuring in future periods, as a result of the expected timing of the termination of employees, we anticipate recording approximately $10 million of additional pension-related curtailment gains during the year ending December 31, 2012.

R&D

Our research and development (“R&D”) expenses were comprised of the following for the quarters ended March 31, 2012 and 2011:

(dollars in millions)	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Dollar Change	Percent Change
Unallocated overhead expenses	$16	$18	$(2)	(11)%
Expenses allocated to specific projects	8	12	(4)	(33)%
Regulatory fees	1	1	—	—%

Total	$25	$31	$(6)	(19)%

Our investment in R&D decreased $6 million, or 19%, in the quarter ended March 31, 2012, as compared to the prior year quarter. The decrease was primarily due to the timing and stages of development of our various R&D projects. Our R&D expenses consist of our internal development costs, fees paid to contract development groups and license fees paid to third parties. R&D expenditures are subject to fluctuation due to the stage and timing of our R&D projects. Project related costs in the quarter ended March 31, 2012 primarily related to project spend within our women’s healthcare, gastroenterology and dermatology therapeutic categories. Project related costs in the quarter ended March 31, 2011 primarily related to project spend within our urology, women’s healthcare and dermatology therapeutic categories.

Amortization of Intangible Assets

Amortization of intangible assets in the quarters ended March 31, 2012 and 2011 was $130 million and $148 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or the launch of a competing generic product, we may accelerate amortization or record an impairment charge and write-down the value of the related intangible asset. We expect our 2012 amortization expense to decline compared to 2011 as most of our intangible assets are amortized on an accelerated basis. As a result of the loss of exclusivity for DORYX 150mg, we anticipate recording an impairment charge in the quarter ending June 30, 2012 in the range of $85 million to $103 million related to our DORYX intangible asset.

Net interest expense

Our net interest expense was comprised of the following for the quarters ended March 31, 2012 and 2011:

(dollars in millions)	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Dollar Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$50	$70	$(20)	(29)%
Amortization of deferred loan costs	5	8	(3)	(38)%
Write-off of deferred loan costs, including refinancing premium, resulting from debt prepayments	7	77	(70)	(91)%

Total	$62	$155	$(93)	(60)%

Net interest expense for the quarter ended March 31, 2012 was $62 million, a decrease of $93 million, or 60%, from $155 million in the prior year quarter. Included in net interest expense in the quarter ended March 31, 2011 was $77 million relating to the write-off of deferred loan costs associated with optional prepayments of debt and the repayment of the outstanding balance of our Prior Senior Secured Credit Facilities in March 2011. Included in net interest expense in the quarter ended March 31, 2012 was $7 million relating to the write-off of deferred loan costs associated with optional prepayments of $350 million of indebtedness under our New Senior Secured Credit Facilities. Excluding the write-off of deferred loan costs, net interest expense decreased $23 million in the quarter ended March 31, 2012 relative to the prior year quarter. The decrease was due in large part to a decrease in our average outstanding indebtedness relative to the same period in 2011, as well as reduced interest rates on our term loan indebtedness as a result of the refinancing of our Prior Senior Secured Credit Facilities. The decrease in our average outstanding indebtedness was due to optional prepayments and repayments of debt made during 2011 and in the first quarter of 2012.

Provision for Income Taxes

We operate in many tax jurisdictions including: Ireland, the United States, the United Kingdom, Puerto Rico, Canada, Germany, Switzerland and other Western European countries. Our effective tax rate for the quarters ended March 31, 2012 and 2011 was 24% and 700%, respectively. The effective income tax rate reflects the changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes. In the quarter ended March 31, 2012, the discrete items included expenses related to the restructuring of certain of our Western European operations. In the quarter ended March 31, 2011 the discrete items included valuation allowances related to the restructuring of certain of our Western European operations. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740 “Accounting for Income Taxes” (“ASC 740”).

Net Income / (Loss)

Due to the factors described above, we reported net income of $113 million and a net (loss) of $(24) million in the quarters ended March 31, 2012 and 2011, respectively.

Operating Results by Segment

Our business is organized into two reportable segments, North America (which includes the U.S., Canada and Puerto Rico) and the ROW consistent with how we manage our business and view the markets we serve. We manage our business separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In addition to managing our results of operations in the two reportable segments, we manage revenues at a brand level as presented.

We measure an operating segment’s performance primarily based on segment operating profit, which excludes interest, and is used by the chief operating decision maker to evaluate the success of a specific region.

In the quarters ended March 31, 2012 and 2011, revenues in North America were $1,012 million and $1,323 million, respectively. Revenues in ROW in the quarters ended March 31, 2012 and 2011 were $100 million and $203 million, respectively. Our revenues by segment fluctuate from period to period primarily due to the timing of our inter-segment revenues.

Segment operating profit in North America was $226 million and $426 million in the quarters ended March 31, 2012 and 2011, respectively. ROW segment operating profit was $9 million and $10 million in the quarters ended March 31, 2012 and 2011, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At March 31, 2012, our cash on hand was $422 million, as compared to $616 million at December 31, 2011. As of March 31, 2012, our total outstanding debt was $3,488 million and consisted of $2,230 million of term loan borrowings under our New Senior Secured Credit Facilities, $1,250 million aggregate principal amount of 7.75% Notes (defined below), and $8 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

(dollars in millions)	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Net cash provided by operating activities	$208	$272
Net cash (used in) investing activities	(6)	(12)
Net cash (used in) financing activities	(400)	(467)
Effect of exchange rates on cash and cash equivalents	4	6

Net (decrease) in cash and cash equivalents	$(194)	$(201)

Our net cash provided by operating activities for the quarter ended March 31, 2012 decreased $64 million compared with the prior year quarter. We reported net income of $113 million for the quarter ended March 31, 2012 as compared to a net (loss) of $(24) million for the prior year quarter. Included in net income in the quarter ended March 31, 2012 was $50 million of restructuring costs incurred in connection with the Western European restructuring. Such charges resulted in a net increase of $38 million of charges to be settled in cash in future periods as compared to December 31, 2011. Also included in the quarter ended March 31, 2012 were non-cash interest charges of

$12 million resulting from the amortization of deferred loan costs, including $7 million of write-offs from our prepayments of $350 million of indebtedness under our New Senior Secured Credit Facilities. Included in the net (loss) for the quarter ended March 31, 2011 were $28 million of charges not settled in cash relating to the Manati repurposing, $43 million of restructuring costs incurred in connection with the Western European restructuring that were not settled in cash during the quarter, as well as non-cash interest charges of $85 million resulting from the prepayments and repayments of term loan indebtedness, including the refinancing of our Prior Senior Secured Credit Facilities, as well as amortization of deferred loan costs. Also impacting the cash flows from operating activities in the quarter ended March 31, 2012 was the timing of our ACTONEL co-promotion liability payments. We have no liabilities for unrecognized tax benefits (including interest) under ASC 740 expected to settle within the next twelve months. Our liability for unrecognized tax benefits (including interest) which is expected to settle after twelve months is $76 million.

Our net cash used in investing activities during the quarters ended March 31, 2012 and 2011 totaled $6 million, and $12 million, respectively, and consisted of capital expenditures in each quarter.

Our net cash used in financing activities in the quarter ended March 31, 2012 totaled $400 million and principally consisted of optional prepayments and repayments in an aggregate principal amount of $374 million of term debt under our New Senior Secured Credit Facilities. We also paid $32 million in the quarter ended March 31, 2012 to redeem ordinary shares under our Redemption Program. Our net cash used in financing activities in the quarter ended March 31, 2011 principally consisted of $3,000 million of borrowings under our New Senior Secured Credit Facilities, offset by optional prepayments and repayments in an aggregate principal amount of $3,419 million of term debt under our Prior Senior Secured Credit Facilities and the payment of loan costs of $51 million.

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

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the New Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. During the quarter ended March 31, 2012 we made optional prepayments in an aggregate amount of $350 million of term loans under our New Senior Secured Credit Facilities. As of March 31, 2012, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the revolving credit facility as of March 31, 2012.

The New Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events and invalidity of guarantees and security documents under the New Senior Secured Credit Facilities

The fair value of our debt outstanding under our New Senior Secured Credit Facilities as of March 31, 2012 and December 31, 2011, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,236 million (book value of $2,230 million) and $2,601 million (book value of $2,604 million), respectively.

Prior Senior Secured Credit Facilities

On October 30, 2009 in connection with the acquisition of The Procter & Gamble Company’s global branded pharmaceuticals business, Holdings III and its subsidiaries, Luxco Borrower, WCC and WCCL, entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto, pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200 million (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,600 million of term loans, a $250 million revolving credit facility and a $350 million delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350 million, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of our then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a second amendment pursuant to which the lenders provided additional term loans in an aggregate principal amount of $1,500 million which, together with the proceeds from the issuance of $750 million aggregate principal amount of the 7.75% Notes, were used to fund a special cash dividend to our shareholders in the amount of $8.50 per share, or $2,144 million in the aggregate, and to pay related fees and expenses. In the first quarter of 2011, we made optional prepayments of $450 million of our term loan indebtedness under the Prior Senior Secured Credit Facilities.

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

On September 29, 2010, the Issuers issued an additional $500 million aggregate principal amount of 7.75% senior notes due 2018 at a premium of $10 million (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by us to fund our $400 million upfront payment in connection with the acquisition of the U.S. rights to ENABLEX from Novartis Pharmaceuticals Corporation, which closed on October 18, 2010, and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by us and by our subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

As of March 31, 2012 and December 31, 2011, the fair value of our outstanding 7.75% Notes ($1,250 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,292 million and $1,278 million, respectively.

Components of Indebtedness

As of March 31, 2012, our outstanding debt included the following:

(dollars in millions)	Current Portion as of March 31, 2012	Long-Term Portion as of March 31, 2012	Total Outstanding as of March 31, 2012
Revolving credit facility under the New Senior Secured Credit Facilities	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	138	2,092	2,230
7.75% Notes (including $8 unamortized premium)	1	1,257	1,258

Total	$139	$3,349	$3,488

As of March 31, 2012, scheduled mandatory principal repayments of long-term debt in the period from April 1, 2012 to December 31, 2012 and each of the five years ending December 31, 2013 through 2017 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2012 (remaining)	$103
2013	138
2014	138
2015	183
2016	20
2017	18
Thereafter	2,880

Total long-term debt to be settled in cash	$3,480
7.75% Notes unamortized premium	8

Total long-term debt	$3,488

Our ability to make scheduled payments of principal, or to pay the interest or additional interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flows from the operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under our New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required for the restructuring of our Western European operations and the timing of payments for product rebates and other sales-related deductions. We continue to explore ways to enhance shareholder value. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we intend to make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, return capital to our shareholders or pursue compelling strategic alternatives. As a result of the above mentioned prepayments of long-term debt, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we in the future engage in strategic business transactions such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges as of March 31, 2012.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,230 million as of March 31, 2012, a 1.0% increase in interest rates above our LIBOR floors which we are currently below, would impact net interest expense by approximately $6 million per quarter.

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

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of March 31, 2012, the Company had no derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we may not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters ended March 31, 2012 and 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings of a nature considered normal to our business, including product liability litigation, intellectual property litigation, employment litigation, such as unfair dismissal and federal and state fair labor and minimum wage law suits, and other litigation and contingencies. The outcome of such litigation is uncertain, and we may from time to time enter into settlements to resolve such litigation that could result, among other things, in the sale of generic versions of our products prior to the expiration of our patents.

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

See “Note 14” to our notes to the condensed consolidated financial statements for the quarter ended March 31, 2012 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings.

Item 1A.	Risk Factors

In addition to the other information in this report on Form 10-Q, the factors discussed in “Risk Factors” in our periodic filings, including our Annual Report, should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our periodic reports are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our periodic filings or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to ordinary shares redeemed by us during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to 31	982,834	$16.59	4,658,960	$177,997,393
February 1 to 29	907,844	16.63	5,566,804	162,898,874
March 1 to 31	34,223	16.91	5,601,027	162,320,232

Total	1,924,901	16.62	5,601,027	162,320,232

(1)	All shares redeemed pursuant to a 10b5-1 plan entered into in connection with the announcement of our Redemption Program.
(2)	On November 9, 2011, we announced that our Board of Directors had authorized the Redemption Program, which will terminate on the earlier of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: May 4, 2012	By:	/s/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: May 4, 2012	By:	/s/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer