Form 10-Q
period 2012-06-30
Warner Chilcott plc
filed 2012-08-03
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 20, 2012, the registrant had 250,482,397 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in millions except share amounts)

(Unaudited)

	As of June 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$530	$616
Accounts receivable, net	284	266
Inventories, net	130	119
Prepaid income taxes, net	14	37
Prepaid expenses and other current assets	179	194

Total current assets	1,137	1,232

Other assets:
Property, plant and equipment, net	208	215
Intangible assets, net	2,060	2,420
Goodwill	1,029	1,029
Other non-current assets	118	134

Total assets	$4,552	$5,030

LIABILITIES
Current liabilities:
Accounts payable	$48	$54
Accrued expenses and other current liabilities	675	817
Income taxes	6	45
Current portion of long-term debt	139	185

Total current liabilities	868	1,101

Other liabilities:
Long-term debt, excluding current portion	3,315	3,678
Other non-current liabilities	149	182

Total liabilities	4,332	4,961

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 250,491,623 and 250,247,802 shares issued and outstanding	3	3
Additional paid-in capital	59	39
Retained earnings	187	53
Accumulated other comprehensive (loss)	(29)	(26)

Total shareholders’ equity	220	69

Total liabilities and shareholders’ equity	$4,552	$5,030

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
REVENUE
Net sales	$619	$648	$1,288	$1,379
Other revenue	19	22	35	48

Total revenue	638	670	1,323	1,427

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	70	76	142	199
Selling, general and administrative	173	248	371	501
Restructuring costs	—	16	50	59
Research and development	23	25	48	56
Amortization of intangible assets	124	147	254	295
Impairment of intangible assets	106	—	106	—
Interest expense, net	52	65	114	220

INCOME BEFORE TAXES	90	93	238	97
Provision for income taxes	37	21	72	49

NET INCOME	$53	$72	$166	$48

Earnings per share:
Basic	$0.21	$0.28	$0.67	$0.19
Diluted	$0.21	$0.28	$0.66	$0.19

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net Income	$53	$72	$166	$48
Other comprehensive (loss) / income:
Cumulative translation adjustment	(11)	9	(3)	29

Total other comprehensive (loss) / income	(11)	9	(3)	29

Comprehensive Income	$42	$81	$163	$77

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19	19
Write-down of property, plant and equipment	—	23
Amortization of intangible assets	254	295
Impairment of intangible assets	106	—
Non-cash gain relating to the reversal of the liability for contingent milestone payments	(20)	—
Amortization of deferred loan costs	17	95
Stock-based compensation expense	12	12
Changes in assets and liabilities:
(Increase) / decrease in accounts receivable, prepaid expenses and other current assets	(5)	71
(Increase) / decrease in inventories	(11)	11
(Decrease) in accounts payable, accrued expenses and other current liabilities	(145)	(32)
(Decrease) in income taxes and other, net	(29)	(10)

Net cash provided by operating activities	364	532

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17)	(28)

Net cash (used in) investing activities	(17)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES
Term borrowings under New Senior Secured Credit Facilities	—	3,000
Payments for loan costs, including refinancing premium	—	(51)
Term repayments under Prior Senior Secured Credit Facilities	—	(3,419)
Term repayments under New Senior Secured Credit Facilities	(409)	(186)
Redemption of ordinary shares	(32)	—
Proceeds from the exercise of non-qualified options to purchase ordinary shares	8	4

Net cash (used in) financing activities	(433)	(652)

Effect of exchange rates on cash and cash equivalents	—	8

Net (decrease) in cash and cash equivalents	(86)	(140)
Cash and cash equivalents, beginning of period	616	402

Cash and cash equivalents, end of period	$530	$262

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$86	$47

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

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to, contract terms, government regulations, estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. No revisions were made to the methodology used in determining these reserves during the quarter and six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $33 and $41, respectively. The amounts included in accrued liabilities were $486 (of which $121 related to reserves for product returns) and $542 (of which $131 related to reserves for product returns) as of June 30, 2012 and December 31, 2011, respectively. The provisions recorded to reduce gross sales to net sales were $200 and $221 in the quarters ended June 30, 2012 and 2011, respectively, and $448 and $424 in the six months ended June 30, 2012 and 2011, respectively.

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

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company has moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees in total. Pretax severance costs of $7 and $57 were recorded in the quarter and six months ended June 30, 2012, respectively, and were included as a component of restructuring costs in the condensed consolidated statement of operations. Also included in restructuring costs (and offsetting the severance and other costs) in the condensed consolidated statement of operations were pension-related curtailment gains of $7 and $8 in the quarter and six months ended June 30, 2012, respectively. In the six months ended June 30, 2012, the Company incurred other restructuring costs of $1. Pretax severance costs of $15 and $58 were recorded in the quarter and six months ended June 30, 2011, respectively, and were included as a component of restructuring costs in the condensed consolidated statement of operations. Also included as restructuring costs in the condensed consolidated statement of operations were certain pretax contract termination expenses of $1 in the quarter and six months ended June 30, 2011.

Although the Company does not expect to record any material expenses relating to the Western European restructuring in future periods, as a result of the expected timing of the termination of employees, the Company anticipates recording approximately $4 of additional pension-related curtailment gains during the second half of 2012. The majority of the remaining severance-related costs and other liabilities are expected to be settled in cash within the next twelve months. The Western European restructuring costs were recorded in the Company’s ROW operating segment (as defined in “Note 16”).

Manati Facility

In April 2011, the Company announced a plan to repurpose its Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, the Company recorded charges of $23 for the write-down of certain property, plant and equipment in the six months ended June 30, 2011, of which $2 was recorded in the quarter ended June 30, 2011. Additionally, the Company recorded severance costs of $8 in the six months ended June 30, 2011, of which $1 was recorded in the quarter ended June 30, 2011. The expenses related to the Manati repurposing were recorded in the Company’s North American operating segment (as defined in “Note 16”) as a component of cost of sales.

Severance Accruals

The following table summarizes the activity in the Company’s aggregate severance accruals during the quarter and six months ended June 30, 2012:

Balance, December 31, 2011	$42
Western European severance charges included in restructuring costs	50
Cash payments during the period	(13)
Foreign currency translation adjustments	1

Balance, March 31, 2012	$80

Western European severance charges included in restructuring costs	7
Cash payments during the period	(31)
Foreign currency translation adjustments	(3)

Balance, June 30, 2012	$53

4. ENABLEX Acquisition

The Company and Novartis Pharmaceuticals Corporation (“Novartis”) were parties to an agreement to co-promote ENABLEX, developed by Novartis, in the U.S. On October 18, 2010, the Company acquired the U.S. rights to ENABLEX from Novartis for an upfront payment of $400 in cash at closing, plus future contingent milestone payments of up to $20 in the aggregate, subject to the achievement of pre-defined 2011 and 2012 ENABLEX net sales thresholds (the “ENABLEX Acquisition”). At the time of the ENABLEX Acquisition, $420 was recorded as a component of intangible assets and is being amortized on an accelerated basis over the period of the projected cash flows for the product. Concurrent with the closing of the ENABLEX Acquisition, the Company and Novartis terminated their existing co-promotion agreement, and the Company assumed full control of sales and marketing of ENABLEX in the U.S. market. In connection with the ENABLEX Acquisition, Novartis agreed to manufacture ENABLEX for the Company until October 2013. Novartis also currently packages ENABLEX for the Company.

In the quarter ended June 30, 2012, the Company concluded that it was no longer probable, as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 450 “Contingencies”, that the contingent milestone payments to Novartis would be required to be paid. As a result, the Company reversed the related liability and recorded a $20 gain, which reduced selling, general and administrative (“SG&A”) expenses in the quarter and six months ended June 30, 2012.

5. Shareholders’ Equity

In November 2011, the Company announced that its Board of Directors had authorized the redemption of up to an aggregate of $250 of its ordinary shares (the “Redemption Program”). Pursuant to the Redemption Program, the Company recorded the redemption of 3.7 million ordinary shares in the year ended December 31, 2011 at an aggregate cost of $56. During the six months ended June 30, 2012, the Company recorded the redemption of 1.9 million ordinary shares at an aggregate cost of $32. Following the settlement of such redemptions, the Company cancelled all shares redeemed. As a result of the redemptions recorded during the six months ended June 30, 2012, in accordance with ASC Topic 505 “Equity”, the Company recorded a decrease in ordinary shares at par value of $0.01 per share, and a decrease in an amount equal to the aggregate purchase price above par value in retained earnings of approximately $32. The Company did not redeem any ordinary shares in the quarter ended June 30, 2012. The Redemption Program does not obligate the

Company to redeem any number of the Company’s ordinary shares or an aggregate of shares equal to the full $250 authorization. The Redemption Program will terminate on the earlier of December 31, 2012 or the redemption by the Company of an aggregate of $250 of its ordinary shares.

6. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants and unvested restricted share grants and their equivalent for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and six months ended June 30, 2012 and 2011, respectively:

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income available to ordinary shareholders	$53	$72	$166	$48

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	248,194,396	252,296,178	248,152,455	252,117,696
Dilutive effect of grants of stock options and unvested restricted shares and their equivalent	2,077,798	2,813,068	2,073,129	2,703,111

Diluted number of ordinary and potential ordinary shares outstanding	250,272,194	255,109,246	250,225,584	254,820,807

Earnings per ordinary share:
Basic	$0.21	$0.28	$0.67	$0.19

Diluted	$0.21	$0.28	$0.66	$0.19

The Redemption Program decreased each of the weighted average basic shares outstanding and the weighted average diluted shares outstanding by 1.9 million shares and 1.6 million shares during the quarter and six months ended June 30, 2012, respectively. The remaining 0.3 million shares redeemed in the six months ended June 30, 2012 were not included in the calculation of basic or diluted EPS as their impact was anti-dilutive under the treasury stock method.

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method including the implied non-qualified options to purchase ordinary shares, restricted ordinary shares and their equivalent to be repurchased as defined by ASC Topic 260 “Earnings Per Share”:

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options to purchase ordinary shares	4,616,657	5,301,724	4,679,124	5,352,426

Unvested restricted shares and their equivalent	2,047,106	1,344,574	2,351,619	1,582,311

7. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote, where approved, ACTONEL and ATELVIA on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of the Company’s transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the U.K., the Company and/or Sanofi reduced or discontinued marketing and promotional efforts in certain territories covered by the Collaboration Agreement. The Company’s and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where the Company has full control over all product development decisions. Under the Collaboration Agreement, the ongoing global research and development (“R&D”) costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by the

Company. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, as a component of other revenue, for amounts earned based on Sanofi’s sale transactions with its customers.

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

For the quarters and six months ended June 30, 2012 and 2011, the Company recognized net sales, other revenue and co-promotion expenses as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2012	2011	2012	2011
Net sales
ACTONEL	$134	$174	$265	$384
ATELVIA	16	8	32	9
Other revenue
ACTONEL	16	19	31	41
Co-promotion expense
ACTONEL / ATELVIA	60	56	120	115

8. Inventories

Inventories consisted of the following:

	As of	As of
	June 30, 2012	December 31, 2011
Finished goods	$72	$61
Work-in-progress / Bulk	36	35
Raw materials	22	23

Total	$130	$119

Total inventories are net of $16 and $15 related to inventory obsolescence reserves as of June 30, 2012 and December 31, 2011, respectively.

Product samples are stated at cost ($10 and $12 as of June 30, 2012 and December 31, 2011, respectively) and are included in prepaid expenses and other current assets.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization, or a straight-line basis over their useful lives not to exceed 15 years. The Company’s intangible assets as of June 30, 2012, consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL	$1,849	$629	$1,220
ENABLEX	506	201	305
ATELVIA	241	20	221
ACTONEL	525	376	149
ESTRACE Cream	411	321	90
Other products	1,484	1,439	45

Total definite-lived intangible assets	5,016	2,986	2,030

Indefinite-lived intangible assets
Trademark	30	—	30

Total intangible assets, net	$5,046	$2,986	$2,060

Aggregate amortization expense related to intangible assets was $124 and $147 for the quarters ended June 30, 2012 and 2011, respectively, and was $254 and $295 for the six months ended June 30, 2012 and 2011, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. The Company may incur impairment charges or accelerate the amortization of certain intangible assets based on triggering events that reduce expected future cash flows, including those events relating to the launch of a generic equivalent of the Company’s product prior to the expiration of the related patent. Based on the Company’s review of future cash flows, the Company recorded an impairment charge in the quarter ended June 30, 2012 of $106, $101 of which was attributable to the impairment of the Company’s DORYX intangible asset following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s (Impax”) proposed generic version of DORYX 150 infringed U.S. Patent No. 6,958,161 covering DORYX 150 (the “‘161 Patent”) and Mylan’s subsequent introduction of a generic product in May 2012. For a discussion of the DORYX patent litigation and the Company’s other ongoing patent litigation refer to “Note 14”.

Estimated amortization expense based on forecasts as of June 30, 2012 (excluding indefinite-lived intangible assets) for the period from July 1, 2012 to December 31, 2012 and for each of the next five years was as follows:

Amortization
2012 (remaining)	$243
2013	439
2014	369
2015	291
2016	185
2017	157
Thereafter	346

$2,030

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2012	As of December 31, 2011
Product rebate accruals (commercial and government)	$324	$364
Sales return reserves	121	131
Severance accruals	53	42
Customer loyalty and coupon programs	41	47
Payroll, commissions, and employee costs	33	38
Interest payable	29	29
Professional fees	21	17
Withholding taxes	12	13
Obligations under product licensing and distribution agreements	9	9
R&D expense accruals	5	9
Deferred income	3	3
ACTONEL co-promotion liability	—	97
Other	24	18

Total	$675	$817

11. Indebtedness

New Senior Secured Credit Facilities

On March 17, 2011, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent in order to refinance the Company’s Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250 comprised of (i) $3,000 in aggregate term loan facilities and (ii) a $250 revolving credit facility available to all Borrowers. The term loan facilities were initially comprised of (i) a $1,250 Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 Term B Loan Facility consisting of an $800 Term B-1 Loan, a $400 Term B-2 Loan and a $550 Term B-3 Loan (together, the “Term B Loans”). The proceeds of these term loans, together with approximately $279 of cash on hand, were used to make an optional prepayment of $250 in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

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

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the New Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. During the six months ended June 30, 2012, the Company made optional prepayments in an aggregate amount of $350 of term loans under its New Senior Secured Credit Facilities. As of June 30, 2012, there were letters of credit totaling $2 outstanding. As a result, the Company had $248 available under the revolving credit facility as of June 30, 2012.

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

The fair value of the Company’s debt outstanding under its New Senior Secured Credit Facilities as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, as of June 30, 2012 and December 31, 2011 was approximately $2,194 (book value of $2,196) and $2,601 (book value of $2,604), respectively.

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

As of June 30, 2012 and December 31, 2011, the fair value of the Company’s outstanding 7.75% Notes ($1,250 book value) as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,338 and $1,278, respectively.

Components of Indebtedness

As of June 30, 2012, the Company’s outstanding debt included the following:

	Current Portion as of June 30, 2012	Long-Term Portion as of June 30, 2012	Total Outstanding as of June 30, 2012
Revolving credit facility under the New Senior Secured Credit Facilities	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	138	2,058	2,196
7.75% Notes (including $8 unamortized premium)	1	1,257	1,258

Total	$139	$3,315	$3,454

As of June 30, 2012, scheduled mandatory principal repayments of long-term debt for the period from July 1, 2012 to December 31, 2012 and in each of the five years ending December 31, 2013 through 2017 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2012 (remaining)	$69
2013	138
2014	138
2015	183
2016	20
2017	18
Thereafter	2,880

Total long-term debt to be settled in cash	$3,446
7.75% Notes unamortized premium	8

Total long-term debt	$3,454

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

Total stock-based compensation expense recognized for the quarters ended June 30, 2012 and 2011 was $6 and $7, respectively. Total stock-based compensation expense recognized for each of the six months ended June 30, 2012 and 2011 was $12. Unrecognized future stock-based compensation expense was $37 as of June 30, 2012. This amount will be recognized as an expense over a remaining weighted average period of 1.3 years.

The Company has granted equity-based incentives to its employees comprised of restricted ordinary shares, and their equivalent, and non-qualified options to purchase ordinary shares. All restricted ordinary shares, and their equivalent (whether time-based vesting or performance-based vesting), are granted and expensed, using the closing market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of options is determined on the applicable grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period.

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

	2012 Grants	2011 Grants
Dividend yield	None	None
Expected volatility	38.00%	35.00 - 38.00%
Risk-free interest rate	1.80%	1.87 - 3.57%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted was 7 years as of June 30, 2012.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2011 through June 30, 2012:

	Restricted Share Grants (and their equivalent)
(in thousands except per share amounts)	Shares	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2011	1,489	$23.05
Granted shares	1,815	16.87
Vested shares	(452)	21.84
Forfeited shares	(146)	21.29

Unvested restricted ordinary shares, and their equivalent, at June 30, 2012	2,706	$19.20

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2011 through June 30, 2012:

	Options to Purchase Ordinary Shares
(in thousands except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2011	6,846	$5.57	$13.13
Granted options	892	6.63	16.87
Exercised options	(811)	4.34	9.33
Forfeited options	(981)	2.39	15.70

Balance at June 30, 2012	5,946	$6.42	$13.78

Vested and exercisable at June 30, 2012	3,561	$5.44	$12.06

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of June 30, 2012 was as follows:

(in thousands except per option and per share amounts)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at June 30, 2012	4,409	$11.12	$17.93	$30,025
Vested and exercisable at June 30, 2012	2,889	$10.00	$17.93	$22,910

13. Commitments and Contingencies

Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1 milestone payment to Paratek upon the achievement of a developmental milestone. During the quarter ended June 30, 2012, the Company made a $2 milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $21. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

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

In February 2009, the Company acquired the U.S. rights to Apricus Biosciences, Inc.’s (formerly NexMed, Inc.) (“Apricus”) topically applied alprostadil cream for the treatment of ED and a prior license agreement between the Company and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, the Company paid Apricus an up-front payment of $3. The Company also agreed to make a milestone payment of $2 upon the Food and Drug Administration’s (“FDA”) approval of the product’s New Drug Application. The Company continues to work to prepare its response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

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

The Company takes these matters seriously and submitted a written response to the FDA in April 2012. Following its receipt of the Form 483 observation letter, the Company immediately initiated efforts to address the issues identified by the FDA and has been working diligently to resolve the FDA’s concerns. Until the cited issues are resolved, the FDA will likely withhold approval of requests for, among other things, pending drug applications listing the Fajardo facility. At this time, the Company does not expect that the warning letter will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. However, the Company can give no assurances that the FDA will be satisfied with its response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 523 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers Squibb Company (“Bristol-Myers”) pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded an agreed upon dismissal notice in one case to plaintiff’s counsel and filed motions to dismiss 10 other cases involving medroxyprogesterone acetate, a generic HT product formerly sold by the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 185 cases and a potential defendant with respect to approximately 286 unfiled claims involving a total of approximately 479 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 286 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

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

The Company currently maintains product liability insurance coverage for claims aggregating between $25 and $170, subject to certain exclusions, and otherwise is self-insured. The Company’s insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

Gastroenterology Patent Matters

ASACOL 400

In June 2010, the Company and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Par Pharmaceutical, Inc. (“Par”) indicating that Par had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which the Company exclusively licenses from Medeva covering ASACOL 400, were invalid and not infringed. In August 2010, the Company and Medeva filed a patent lawsuit against Par and EMET Pharmaceuticals LLC (“EMET”) in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. Medeva and the Company elected not to bring an infringement action with respect to the ‘171 Patent. EMET was the original filer of the ANDA according to Par’s notice letter, and assigned and transferred all right, title and interest in the ANDA to Par in June 2010. The lawsuit resulted in a stay of FDA approval of Par’s ANDA for 30 months from the date of the Company’s receipt of Par’s notice letter, or December 2012, subject to prior resolution of the matter before the Court. In October 2011, the Court held a Markman hearing to determine claim construction of the patent claims at issue in the litigation. The Court issued its Markman decision in June 2012, and the parties are currently engaged in discovery. The Company believes that the FDA has not yet granted tentative approval to Par’s ANDA with respect to ASACOL 400. If Par’s ANDA were to receive final approval from the FDA, and Par elected to launch a generic equivalent of ASACOL 400 “at-risk” following the expiration of the 30-month stay in December 2012, a generic equivalent of ASACOL 400 could enter the market prior to the expiration of the ‘170 Patent in 2013. While the Company and Medeva intend to vigorously defend the ‘170 Patent and pursue their legal rights, the Company can offer no assurance as to when the pending litigation will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL 400 will not be approved and enter the market prior to the expiration of the ‘170 Patent in 2013.

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

ACTONEL Once-a-Month

In August 2008, December 2008 and January 2009, PGP and Hoffman-La Roche Inc. (“Roche”) received Paragraph IV certification notice letters from Teva, Sun and Apotex Inc. and Apotex Corp. (together “Apotex”), indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the ACTONEL 150 mg product (“ACTONEL OaM”). The notice letters contended that Roche’s U.S. Patent No. 7,192,938 (the “‘938 Patent”), a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to PGP with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. PGP and Roche filed patent infringement suits against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘938 Patent. The lawsuits resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of PGP’s and Roche’s receipt of notice, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s and Apotex’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to ACTONEL OaM. However, none of the defendants challenged the validity of the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, including ACTONEL OaM, and does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, the Company does not believe that any of the defendants will be permitted to market their proposed generic versions of ACTONEL OaM prior to June 2014.

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

The Company and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of ACTONEL OaM were consolidated for all pretrial purposes, and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit before the U.S. District Court for the District of New Jersey relating to its Boniva® product, in which the court held that claims of the ‘634 Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in the Company’s ACTONEL OaM patent infringement litigation. In the motion, the defendants have sought to invalidate the asserted claims of the ‘938 Patent and ‘634 Patent, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A date for the hearing of the motion has not yet been set.

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

LO LOESTRIN FE

In July 2011 and April 2012, the Company received Paragraph IV certification notice letters from Lupin and Watson indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LO LOESTRIN FE. The notice letters contend that the ‘394 Patent and the Company’s U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover LO LOESTRIN FE and expire in 2014 and 2029, respectively, are invalid and/or not infringed. The Company filed a lawsuit against Lupin in September 2011 and against Watson in May 2012 in the United States District Court for the District of New Jersey charging each with infringement of the ‘394 Patent and the ‘984 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of the Company’s receipt of such defendant’s notice letter, subject to the prior resolution of the matter before the court.

While the Company intends to vigorously defend the ‘394 Patent and the ‘984 Patent and pursue its legal rights, it can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of LO LOESTRIN FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014 and/or the ‘984 Patent in 2029.

Dermatology Patent and Other Litigation Matters

DORYX Patent Litigation

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

The actions against Mylan and Impax were consolidated and a trial was held in early February 2012. On April 30, 2012, the court issued its opinion upholding the validity of the ‘161 Patent, but determining that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the ‘161 Patent. The Company is appealing the non-infringement determinations, and Impax and Mylan are appealing the court’s denial of attorney’s fees.

As a consequence of the court’s ruling, Mylan has entered the market with its FDA approved generic equivalent of DORYX 150. As a result of Mylan’s entry, under settlement agreements previously entered into with Heritage Pharmaceuticals Inc. (“Heritage”) and Sandoz Inc. (“Sandoz”) in connection with their respective ANDA challenges, each of Heritage and Sandoz can market and sell a generic equivalent of DORYX 150 upon receipt of final FDA approval for its generic product.

The Company expects the loss of exclusivity for DORYX 150 will result in significant declines in its future DORYX revenues and have an adverse impact on its results of operations and cash flows in subsequent periods. In addition, the Company recorded an impairment charge of $101 in the quarter ended June 30, 2012 related to its DORYX intangible asset. Mylan has also made a claim for damages resulting from the issuance of the court order prohibiting Mylan from launching a generic version of DORYX 150 until the court rendered its decision. Although the Company has appealed the court’s April 30, 2012 decision and intends to vigorously defend itself from Mylan’s damages claim, it is impossible to predict with certainty the outcome of any litigation. As a result, the Company can offer no assurance as to whether it will be successful in its appeal or in its defense of Mylan’s damages claim, or that an unfavorable outcome on appeal or with respect to Mylan’s damages claim will not have an adverse impact on the Company’s results of operations and cash flows. An estimate of the potential loss, or range of loss, if any, to the Company resulting from Mylan’s claim is not possible at this time.

Other DORYX Litigation

In July 2012, Mylan filed a complaint against the Company and Mayne in the United States District Court for the Eastern District of Pennsylvania alleging that the Company and Mayne prevented or delayed Mylan’s generic competition to the Company’s DORYX products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorney’s fees.

Following the filing of Mylan’s complaint, three class actions were filed against the Company and Mayne by and on behalf of parties who allege that they paid higher prices for the Company’s DORYX products as a result of the Company’s and Mayne’s actions preventing or delaying generic competition in violation of U.S. federal antitrust laws. These suits were filed in the United States District Court for the Eastern District of Pennsylvania and seek unspecified treble damages and attorney’s fees.

The Company is currently reviewing each of these complaints and intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows. These proceedings are in the early stages of litigation, and an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

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

The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and has, along with its co-defendants, filed a joint motion to dismiss the action. In addition, the United States has declined to intervene in this action with respect to the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

Fair Labor Standards Act and State Minimum Wage Litigation

In August 2010, the Company was served with a complaint in a class and collective action brought under the Fair Labor Standards Act and the Illinois Minimum Wage Law and filed in the United States District Court for the Northern District of Illinois. In January 2012, the Company was served with a complaint in a class action brought under the New York Minimum Wage Act and filed in the United States District Court for the Southern District of New York. These suits were brought by former pharmaceutical sales representatives of the Company, on behalf of themselves and other similarly situated sales representatives, and allege that the Company improperly categorized its pharmaceutical sales representatives as “exempt” rather than “non-exempt” employees and as a result, wrongfully denied them overtime compensation. Plaintiffs have sought injunctive relief as well as damages for unpaid overtime, including back pay, liquidated damages, penalties, interest, and attorneys’ fees. As a result of the recent Supreme Court decision in Christopher v. SmithKline Beecham Corp., the Illinois action was dismissed with prejudice in June 2012. The New York action remains ongoing, and the Company believes it has meritorious defenses and intends to defend this action vigorously. This case is in the early stages of litigation, and an estimate of the potential loss, or range of loss, if any, to the Company relating to this proceeding is not possible at this time.

Governmental Investigations

Beginning in February 2012, the Company, along with several current and former non-executive employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by the Company seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of the Company’s current key products. The Company is cooperating in responding to the subpoena, but cannot predict or determine the impact of this inquiry on its future financial condition or results of operations.

15. Income Taxes

The Company operates in many tax jurisdictions including: Ireland, the U.S., the U.K., Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The Company’s effective tax rate for the quarter and six months ended June 30, 2012 was 41% and 30%, respectively. The Company’s effective tax rate for the quarter and six months ended June 30, 2011 was 23% and 51%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes. For the six months ended June 30, 2012, the discrete items included reserves related to the announced restructuring of certain of the Company’s Western European operations as well as the impairment charge relating to the Company’s DORYX intangible asset. For the six months ended June 30, 2011, the discrete items included valuation allowances related to the announced restructuring of certain of the Company’s Western European operations as well as the repurposing of its Manati facility. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes”.

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

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the quarters and six months ended June 30, 2012 and 2011:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended June 30, 2012
Total revenue	$1,013	$104	$(479)	$638

Segment operating profit / (loss)	$155	$30	$(36)	$149

Corporate expenses				(7)
Interest (expense), net				(52)

Income before taxes				$90

Quarter Ended June 30, 2011
Total revenue	$1,001	$203	$(534)	$670

Segment operating profit / (loss)	$221	$8	$(70)	$159

Corporate expenses				(1)
Interest (expense), net				(65)

Income before taxes				$93

Six Months Ended June 30, 2012
Total revenue	$2,025	$204	$(906)	$1,323

Segment operating profit / (loss)	$381	$39	$(60)	$360

Corporate expenses				(8)
Interest (expense), net				(114)

Income before taxes				$238

Six Months Ended June 30, 2011
Total revenue	$2,324	$406	$(1,303)	$1,427

Segment operating profit / (loss)	$647	$17	$(344)	$320

Corporate expenses				(3)
Interest (expense), net				(220)

Income before taxes				$97

(1)	Eliminations represent inter-segment transactions impacting revenue, cost of sales and SG&A expenses.

The following table presents total revenues by product for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue breakdown by product:
ASACOL	$187	$188	$398	$375
ACTONEL(1)	150	193	296	425
LOESTRIN 24 FE	97	102	205	221
ESTRACE Cream	46	38	98	73
ENABLEX	41	40	85	85
LO LOESTRIN FE	34	11	62	19
DORYX	23	32	53	98
ATELVIA	16	8	32	9
Other Women’s Healthcare	14	19	29	35
Other Hormone Therapy	7	11	21	25
Other Oral Contraceptives	4	2	10	12
Other products	12	16	23	33
Contract manufacturing product sales	4	7	6	10
Other revenue	3	3	5	7

Total revenue	$638	$670	$1,323	$1,427

(1)	“Other revenue” related to ACTONEL is combined with product net sales for purposes of presenting revenue by product.

The following tables present additional segment information for the quarters and six months ended June 30, 2012 and 2011:

	North America	ROW	Total Company
Quarter Ended June 30, 2012
Capital expenditures	$6	$5	$11
Amortization of intangible assets	123	1	124
Impairment of intangible assets	106	—	106
Depreciation expense	6	4	10

Quarter Ended June 30, 2011
Capital expenditures	$8	$8	$16
Amortization of intangible assets	146	1	147
Depreciation expense	5	4	9
Write-down of property, plant and equipment	2	—	2

Six Months Ended June 30, 2012
Capital expenditures	$11	$6	$17
Amortization of intangible assets	252	2	254
Impairment of intangible assets	106	—	106
Depreciation expense	13	6	19

Six Months Ended June 30, 2011
Capital expenditures	$16	$12	$28
Amortization of intangible assets	292	3	295
Depreciation expense	12	7	19
Write-down of property, plant and equipment	23	—	23

The following table presents total revenue by country of domicile for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
US	$525	$520	$1,092	$1,137
France	27	32	57	63
Canada	24	27	47	48
U.K. / Ireland	13	15	26	28
Puerto Rico	7	11	12	19
Italy	6	13	13	25
Other	17	30	41	59

Total net sales	619	648	1,288	1,379
Other revenue (1)	19	22	35	48

Total revenue	$638	$670	$1,323	$1,427

(1)	Includes royalty revenue and contractual payments from the Company’s co-promotion partners recorded in various jurisdictions.

17. Reliance on Significant Suppliers

In the event that a significant supplier (including a third-party manufacturer, packager or supplier of certain active pharmaceutical ingredients, or “API”) suffers an event that causes it to be unable to manufacture or package the Company’s product or meet the Company’s API requirements for a sustained period and the Company is unable to obtain the product or API from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the business of the Company. The following table shows revenue generated from products by significant supplier as a percentage of total revenues.

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Lonza Inc.	26%	30%	25%	30%
Cambrex Corporation	26%	26%	26%	25%
Bayer	22%	19%	23%	19%

18. Retirement Plans

The Company has defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

The net periodic benefit (credit) / cost of the Company’s non-U.S. defined benefit plans amounted to $(7) and $0 for the quarters ended June 30, 2012 and 2011, respectively. Included in the net periodic benefit (credit) for the quarter ended June 30, 2012 was a curtailment gain of $(7) in connection with the Western European restructuring described in “Note 3”. The net periodic benefit (credit) / cost of the Company’s non-U.S. defined benefit plans amounted to $(7) and $1 for the six months ended June 30, 2012 and 2011, respectively. Included in the net periodic benefit (credit) for the six months ended June 30, 2012 was a curtailment gain of $(8) in connection with the Western European restructuring.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report and elsewhere in this Form 10-Q.

Summary

The following are certain significant events that occurred in the six months ended June 30, 2012:

•

During the six months ended June 30, 2012, we made optional prepayments in an aggregate amount of $350 million of our term loan indebtedness under our New Senior Secured Credit Facilities (as defined below);

•

In November 2011, we announced that our Board of Directors had authorized the redemption of up to an aggregate of $250 million of our ordinary shares (the “Redemption Program”). Pursuant to our Redemption Program, we redeemed 1.9 million ordinary shares in the six months ended June 30, 2012 at an aggregate cost of $32 million. Following the settlement of such redemptions, we cancelled all shares redeemed;

•

In connection with the restructuring of our Western European operations announced in April 2011, we recorded pre-tax severance costs of $7 and $57 million in the quarter and six months ended June 30, 2012, respectively. In addition, we recognized pension-related curtailment gains of $7 and $8 million in the quarter and six months ended June 30, 2012, respectively. In the six months ended June 30, 2012, we incurred other restructuring costs of $1 million. Although we do not expect to record any material expenses relating to the Western European restructuring in future periods, as a result of the expected timing of the termination of employees, we anticipate recording approximately $4 million of additional pension-related curtailment gains during the second half of 2012;

•

We recorded an impairment charge relating to our intangible assets of $106 million in the quarter ended June 30, 2012, $101 million of which was attributable to the impairment of our DORYX intangible asset following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s (“Impax”) proposed generic version of DORYX 150 infringed U.S. Patent No. 6,958,161 covering DORYX 150 (the “‘161 Patent”) and Mylan’s subsequent introduction of a generic product in May 2012;

•

We recorded a gain of $20 million in the quarter ended June 30, 2012, as a reduction of selling, general and administrative (“SG&A”) expenses, based on the determination that it was no longer probable that the liability relating to the contingent milestone payments to Novartis Pharmaceuticals Corporation (“Novartis”) in connection with our acquisition of the U.S. rights to ENABLEX in October 2010 (the “ ENABLEX Acquisition”) would be required to be paid;

•	Our revenue for the quarter ended June 30, 2012 was $638 million and our net income was $53 million; and

•	Our revenue for the six months ended June 30, 2012 was $1,323 million and our net income was $166 million.

2011 Strategic Transactions

During 2011, we announced the following strategic transactions that impacted our results of operations in the quarter and six months ended June 30, 2012 as compared to the prior year periods.

Refinancing of Senior Secured Indebtedness

On March 17, 2011, our subsidiaries, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to refinance our Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “New Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility available to all Borrowers. At the closing, we borrowed a total of $3,000 million under the term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under our Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

Western European Restructuring

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees in total. For a further discussion of the Western European restructuring, including severance charges recorded as a component of restructuring costs in our condensed consolidated statement of operations, see “Note 3” to the notes to our condensed consolidated financial statements.

Manati Facility

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $23 million for the write-down of certain property, plant and equipment in the six months ended June 30, 2011, of which $2 million was recorded in the quarter ended June 30, 2011. Additionally, severance costs of $8 million were recorded in the six months ended June 30, 2011, of which $1 million was recorded in the quarter ended June 30, 2011. These severance costs relating to the Manati repurposing were settled in cash during the year ended December 31, 2011. The expenses relating to the Manati repurposing were recorded as a component of cost of sales in our condensed consolidated statement of operations.

Redemption Program

In November 2011, we announced that our Board of Directors authorized the Redemption Program. During the six months ended June 30, 2012, we recorded the redemption of 1.9 million ordinary shares at an aggregate cost of $32 million. In addition, we recorded the redemption of 3.7 million ordinary shares in the quarter ended December 31, 2011 at an aggregate cost of $56 million. Following the settlement of such redemptions, we cancelled all shares redeemed. We did not redeem any ordinary shares in the quarter ended June 30, 2012. The Redemption Program does not obligate us to redeem any number of our ordinary shares or an aggregate of shares equal to the full $250 million authorization. The Redemption Program will terminate on the earlier of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

Operating Results for the quarters and six months ended June 30, 2012 and 2011

Revenue

The following table sets forth our revenue for the quarters and six months ended June 30, 2012 and 2011, with the corresponding dollar and percentage changes:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$150	$193	$(43)	(22)%	$296	$425	$(129)	(30)%
ATELVIA	16	8	8	100%	32	9	23	256%

Total Osteoporosis	166	201	(35)	(17)%	328	434	(106)	(24)%

Oral Contraceptives
LOESTRIN 24 FE	97	102	(5)	(5)%	205	221	(16)	(7)%
LO LOESTRIN FE	34	11	23	209%	62	19	43	226%
Other Oral Contraceptives	4	2	2	100%	10	12	(2)	(17)%

Total Oral Contraceptives	135	115	20	17%	277	252	25	10%

Hormone Therapy
ESTRACE Cream	46	38	8	21%	98	73	25	34%
Other Hormone Therapy	7	11	(4)	(36)%	21	25	(4)	(16)%

Total Hormone Therapy	53	49	4	8%	119	98	21	21%

Other Women’s Healthcare Products	14	19	(5)	(26)%	29	35	(6)	(17)%

Total Women’s Healthcare	368	384	(16)	(4)%	753	819	(66)	(8)%

Gastroenterology:
ASACOL	187	188	(1)	(1)%	398	375	23	6%

Dermatology:
DORYX	23	32	(9)	(28)%	53	98	(45)	(46)%

Urology:
ENABLEX	41	40	1	3%	85	85	—	—%

Other:
Other products net sales	12	16	(4)	(25)%	23	33	(10)	(30)%
Contract manufacturing product sales	4	7	(3)	(43)%	6	10	(4)	(40)%
Other revenue(2)	3	3	—	—%	5	7	(2)	(29)%

Total Revenue	$638	$670	$(32)	(5)%	$1,323	$1,427	$(104)	(7)%

(1)	Includes “other revenue” of $16 million and $19 million for the quarters ended June 30, 2012 and 2011, respectively, and $31 million and $41 million for the six months ended June 30, 2012 and 2011, respectively, as reported in our condensed consolidated statement of operations, resulting from the collaboration agreement with Sanofi-Aventis U.S. LLC.
(2)	Excludes “other revenue” of $16 million and $19 million for the quarters ended June 30, 2012 and 2011, respectively, and $31 million and $41 million for the six months ended June 30, 2012 and 2011, respectively, reported in our condensed consolidated statement of operations and disclosed pursuant to footnote 1 above.

Total revenue in the quarter ended June 30, 2012 was $638 million, a decrease of $32 million, or 5%, compared to the same quarter in the prior year. Total revenue in the six months ended June 30, 2012 was $1,323 million, a decrease of $104 million, or 7%, compared to the same period in the prior year. For the quarter ended June 30, 2012, the decrease in revenues as compared to the prior year quarter was primarily driven by a decline in ACTONEL revenues of $43 million, due in large part to overall declines in the U.S. oral bisphosphonate market as well as the continued declines in ACTONEL rest of world (“ROW”) net sales following the 2010 loss of exclusivity in Western Europe, offset, in part, by net sales growth in certain promoted products, primarily LO LOESTRIN FE, ESTRACE Cream and ATELVIA. For the six months ended June 30, 2012, the decrease was primarily attributable to a decline in ACTONEL revenues of $129 million and a decline in DORYX net sales of $45 million which was offset, in part, by net sales growth in certain promoted products, primarily LO LOESTRIN FE, ESTRACE Cream, ASACOL and ATELVIA, as compared to the prior year period. Period-over-period changes in the net sales of our products are a function of a number of factors, including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. In addition, the launch of new products, the loss of exclusivity for our products and transactions such as product acquisitions and dispositions may also, from time to time, impact our period over period net sales. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the U.S. Although these estimates provide a broad indication of market trends for our products in the U.S., the relationship between IMS estimates of filled prescriptions and actual unit sales can vary, and as a result, such estimates may not always be an accurate predictor of our unit sales.

Revenues of our osteoporosis products decreased $35 million, or 17%, in the quarter ended June 30, 2012, and $106 million, or 24%, in the six months ended June 30, 2012, compared with the prior year periods. Total revenues of ACTONEL were $150 million and $296 million, in the quarter and six months ended June 30, 2012, respectively, compared to $193 million and $425 million, respectively, in the prior year periods. Total ACTONEL revenues were comprised of the following components:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
United States	$90	$106	$(16)	(15)%	$166	$250	$(84)	(34)%
Non-U.S. North America	12	16	(4)	(25)%	26	30	(4)	(13)%
ROW	32	52	(20)	(38)%	73	104	(31)	(30)%

Total net sales	134	174	(40)	(23)%	265	384	(119)	(31)%

ROW, other revenue	16	19	(3)	(16)%	31	41	(10)	(24)%

Total ACTONEL revenues	$150	$193	$(43)	(22)%	$296	$425	$(129)	(30)%

In the United States, ACTONEL net sales decreased $16 million, or 15%, in the quarter ended June 30, 2012, and $84 million, or 34%, in the six months ended June 30, 2012, compared with the prior year periods, primarily due to a decrease in filled prescriptions of 37% in the quarter and six months ended June 30, 2012. For the quarter ended June 30, 2012, the decrease in filled prescriptions was offset, in part, by a decrease in sales-related deductions and higher average selling prices as compared to the prior year quarter. For the six months ended June 30, 2012, the decrease in filled prescriptions, coupled with an increase in sales-related deductions, was offset, in part, by higher average selling prices as compared to the prior year period. In the U.S., ACTONEL filled prescriptions continue to decline due primarily to declines in prescriptions within the overall oral bisphosphonate market. ACTONEL ROW net sales were $32 million in the quarter ended June 30, 2012, down 38% from $52 million in the prior year quarter. In the six months ended June 30, 2012, ACTONEL ROW net sales were $73 million, down 30% from $104 million in the prior year period. The decline in ACTONEL ROW net sales in the quarter and six months ended June 30, 2012 was due to the continued declines in ROW net sales following the 2010 loss of exclusivity in Western Europe. While we expect to continue to experience significant declines in total ACTONEL revenues throughout the remainder of 2012 relative to 2011, we expect net sales from our new product ATELVIA will grow and partially offset some of those declines in the U.S. market. ATELVIA, which we began to promote in the U.S. in early 2011, generated net sales of $16 million and $8 million in the quarters ended June 30, 2012 and 2011, respectively, and $32 million and $9 million in the six months ended June 30, 2012 and 2011, respectively. The increase in ATELVIA net sales primarily relates to an increase in filled prescriptions of 120% and 197% in the quarter and six months ended June 30, 2012, respectively, as compared to the prior year periods.

Net sales of our oral contraceptive products increased $20 million, or 17%, in the quarter ended June 30, 2012, and $25 million, or 10%, in the six months ended June 30, 2012, compared with the prior year periods. LOESTRIN 24 FE generated net sales of $97 million in the quarter ended June 30, 2012, a decrease of 5%, compared with $102 million in the prior year quarter. During the six months ended June 30, 2012, LOESTRIN 24 FE generated net sales of $205 million, a decrease of 7%, compared with $221 million in the prior year period. The decrease in LOESTRIN 24 FE net sales in the quarter and six months ended June 30, 2012 as compared to the prior year periods was primarily due to a decrease in filled prescriptions of 14% and 17%, respectively, and an increase in sales-related deductions, offset, in part, by an expansion of pipeline inventories and higher average selling prices relative to the prior year periods. LO LOESTRIN FE, which we began to promote in the U.S. in early 2011 and is currently the primary promotional focus of our sales efforts, generated net sales of $34 million and $11 million, in the quarters ended June 30, 2012 and 2011, respectively, an increase of 209%. Additionally, LO LOESTRIN FE generated net sales of $62 million and $19 million in the six months ended June 30, 2012 and 2011, respectively, an increase of 226%. The increase in LO LOESTRIN FE net sales primarily relates to an increase in filled prescriptions of 277% and 477% in the quarter and six months ended June 30, 2012, respectively, as compared to the prior year periods.

Net sales of our hormone therapy products increased $4 million, or 8%, in the quarter ended June 30, 2012 and $21 million, or 21%, in the six months ended June 30, 2012, as compared with the prior year periods. Net sales of ESTRACE Cream increased $8 million, or 21%, and $25 million, or 34%, in the quarter and six months ended June 30, 2012, respectively, as compared to the prior year periods. The increase in ESTRACE Cream net sales in the quarter ended June 30, 2012 compared to the prior year quarter was primarily due to an increase in filled prescriptions of 15% and higher average selling prices, offset, in part, by a contraction of pipeline inventories relative to the prior year quarter. The increase in ESTRACE Cream net sales in the six months ended June 30, 2012 compared to the prior year period was due primarily to an increase in filled prescriptions of 15%, a decrease in sales-related deductions and higher average selling prices.

Net sales of ASACOL were $187 million in the quarter ended June 30, 2012, a decrease of $1 million, or 1%, compared to the prior year quarter. Net sales of ASACOL were $398 million in the six months ended June 30, 2012, an increase of $23 million, or 6%, compared with the prior year period. ASACOL net sales in North America in the quarters ended June 30, 2012 and 2011 totaled $175 million and $174 million, respectively, including net sales in the United States of $169 million and $168 million, respectively. The increase in ASACOL net sales in the United States of $1 million was due to higher average selling prices and a decrease in sales-related deductions, offset, in part, by a contraction of pipeline inventories and a decrease in filled prescriptions of 3% based on IMS estimates, relative to the prior year quarter. ASACOL net sales in North America in the six months ended June 30, 2012 and 2011 totaled $374 million and $352 million, respectively, including net sales in the United States of $362 million and $341 million, respectively. The increase in ASACOL net sales in the United States relative to the prior year period was primarily due to higher average selling prices and an expansion of pipeline inventories, offset, in part, by a decrease in filled prescriptions of 3% based on IMS estimates. Our ASACOL 400 mg product accounted for approximately 72% of our total ASACOL net sales in the quarter and six months ended June 30, 2012. See “Note 14” to the notes to our condensed consolidated financial statements included elsewhere in this report for a description of legal proceedings related to ASACOL.

Net sales of DORYX decreased $9 million, or 28%, and $45 million, or 46% in the quarter and six months ended June 30, 2012, compared to the prior year periods. The decrease in DORYX net sales in the quarter ended June 30, 2012 relative to the prior year quarter was due primarily to the introduction of generic competition for DORYX 150 mg following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 mg infringed the patent covering DORYX 150 mg, as well as an increase in sales-related deductions, offset, in part, by an expansion of pipeline inventories and higher average selling prices relative to the prior year quarter. The decrease in DORYX net sales in the six months ended June 30, 2012 relative to the prior year period was due primarily to an increase in sales-related deductions relating to changes made to the terms of our loyalty card program and other rebate programs and the introduction of generic competition for DORYX 150 mg, offset, in part, by higher average selling prices relative to the prior year period. We expect generic competition for DORYX 150 mg to result in significant declines in our future DORYX net sales. See “Note 14” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Net sales of ENABLEX in the quarter ended June 30, 2012 were $41 million, an increase of 3%, compared to $40 million in the prior year quarter. Net sales of ENABLEX in the six months ended June 30, 2012 of $85 million were flat as compared with the prior year period. The increase in net sales for the quarter ended June 30, 2012 as compared to the prior year quarter was primarily due to higher average selling prices and a decrease in sales-related deductions, offset, in part, by a decrease in filled prescriptions of 17%. ENABLEX net sales in the six months ended June 30, 2012 were impacted by a decrease in filled prescriptions of 15% relative to the prior year period, offset by higher average selling prices and a decrease in sales-related deductions.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the quarters and six months ended June 30, 2012 and 2011:

(dollars in millions)	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	$ Change	Percent Change
Product net sales	$619	$648	$(29)	(4)%

Cost of sales (excluding amortization)	70	76	(6)	(8)%

Cost of sales percentage	11%	12%

(dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change	Percent Change
Product net sales	$1,288	$1,379	$(91)	(7)%

Cost of sales (excluding amortization)	142	199	(57)	(29)%

Cost of sales percentage	11%	14%

Cost of sales (excluding amortization) decreased $6 million, or 8%, and $57 million, or 29%, in the quarter and six months ended June 30, 2012, respectively, compared with the prior year periods. The quarter and six months ended June 30, 2011 included $3 million and $31 million, respectively, in costs related to the repurposing of our Manati facility. Excluding the impact of the repurposing, our cost of sales as a percentage of product net sales was 11% in the quarters ended June 30, 2012 and 2011 and was 11% and 12% in the six months ended June 30, 2012 and 2011, respectively. The decrease in the six months ended June 30, 2012 relative to the prior year period was primarily due to the mix of products sold as well as operational savings as a result of the Manati repurposing.

Selling, General & Administrative Expenses

Our SG&A expenses were comprised of the following for the quarters and six months ended June 30, 2012 and 2011:

(dollars in millions)	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	$ Change	Percent Change
Advertising & Promotion (“A&P”)	$25	$36	$(11)	(31)%
Selling and Distribution	105	134	(29)	(22)%
General, Administrative and Other (“G&A”)	43	78	(35)	(45)%

Total	$173	$248	$(75)	(30)%

(dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change	Percent Change
A&P	$49	$86	$(37)	(43)%
Selling and Distribution	214	262	(48)	(18)%
G&A	108	153	(45)	(29)%

Total	$371	$501	$(130)	(26)%

SG&A expenses for the quarter ended June 30, 2012 were $173 million, a decrease of $75 million, or 30%, from $248 million in the prior year quarter. SG&A expenses for the six months ended June 30, 2012 were $371 million, a decrease of $130 million, or 26%, from $501 million in the prior year period. A&P expenses decreased $11 million, or 31%, and $37 million, or 43%, in the quarter and six months ended June 30, 2012, respectively, as compared to the prior year periods. The quarter and six months ended June 30, 2011 included A&P expenses attributable to the U.S. launches of LO LOESTRIN FE and ATELVIA, including direct-to-consumer spend, which were not incurred in the quarter and six months ended June 30, 2012. Selling and distribution expenses decreased $29 million, or 22%, and $48 million, or 18%, in the quarter and six months ended June 30, 2012 as compared to the prior year periods. The decrease in the quarter ended June 30, 2012 relative to the prior year quarter was primarily due to a $15 million reduction in expenses resulting from operating savings realized as a result of the Western European restructuring, a reduction in the expenses incurred in the prior year quarter relating to the launches of LO LOESTRIN FE and ATELVIA and higher U.S. personnel costs in the prior year quarter. The decrease in selling and distribution expenses in the six months ended June 30, 2012 relative to the prior year period was primarily due to a $24 million reduction in expenses resulting from operating savings realized as a result of the Western European restructuring and the reduction in expenses in the prior year period relating to the aforementioned personnel costs and product launches.

G&A expenses decreased $35 million, or 45%, and $45 million, or 29%, in the quarter and six months ended June 30, 2012, respectively, relative to the prior year periods. Included in G&A expenses in the quarter and six months ended June 30, 2012 was a $20 million gain relating to the reversal of the liability for contingent milestone payments, which have been deemed no longer probable of being paid in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 450 “Contingencies”. Excluding the impact of this gain, G&A decreased by $15 million, or 19%, and $25 million, or 16%, in the quarter and six months ended June 30, 2012 relative to the prior year periods. The decrease in G&A expenses in the quarter ended June 30, 2012 as compared to the prior year quarter was due, in part, to operating savings resulting from the Western European restructuring of $6 million, as well as an increase in foreign currency gains of $8 million. The decrease in G&A expenses in the six months ended June 30, 2012 as compared to the prior year period was due, in part, to operating savings resulting from the Western European restructuring of $13 million as well as an increase in foreign currency gains of $5 million.

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

Pretax severance costs of $7 million and $15 million were recorded in the quarters ended June 30, 2012 and 2011, respectively, and pretax severance costs of $57 million and $58 million were recorded in the six months ended June 30, 2012 and 2011, respectively, as a component of restructuring costs in our condensed consolidated statement of operations. Included as a component of restructuring costs (and offsetting the severance and other costs) in our condensed consolidated statement of operations for the quarter and six months ended June 30, 2012 were pension-related curtailment gains of $7 million and $8 million, respectively. In addition, in the six months ended June 30, 2012 we incurred $1 million of other contract-related costs and in the quarter and six months ended June 30, 2011 we incurred $1 million of other contract-related costs which are included as a component of restructuring costs in the condensed consolidated statement of operations. Although we do not expect to record any material expenses relating to the Western European restructuring in future periods, as a result of the expected timing of the termination of employees, we anticipate recording approximately $4 million of additional pension-related curtailment gains during the second half of 2012.

R&D

Our research and development (“R&D”) expenses were comprised of the following for the quarters and six months ended June 30, 2012 and 2011:

(dollars in millions)	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	$ Change	Percent Change
Unallocated overhead expenses	$15	$15	$—	—%
Expenses allocated to specific projects	5	9	(4)	(44)%
Payments to third parties	2	—	2	100%
Regulatory fees	1	1	—	—%

Total	$23	$25	$(2)	(8)%

(dollars in millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change	Percent Change
Unallocated overhead expenses	$31	$33	$(2)	(6)%
Expenses allocated to specific projects	13	21	(8)	(38)%
Payments to third parties	2	—	2	100%
Regulatory fees	2	2	—	—%

Total	$48	$56	$(8)	(14)%

Our investment in R&D decreased $2 million, or 8%, and $8 million, or 14%, in the quarter and six months ended June 30, 2012, respectively, as compared to the prior year periods. The decrease in the quarter and six months ended June 30, 2012 relative to the prior year periods was primarily due to the timing and stages of development of our various R&D projects. Our R&D expenses consist of our internal development costs, fees paid to contract development groups and license fees paid to third parties, including a $2 million payment made to Paratek Pharmaceuticals, Inc. in connection with the achievement of a developmental milestone during the quarter ended June 30, 2012. Project-related costs in the quarter and six months ended June 30, 2012 primarily related to project spend within our women’s healthcare, dermatology and gastroenterology therapeutic categories. Project-related costs in the quarter and six months ended June 30, 2011 primarily related to project spend within our urology, women’s healthcare and dermatology therapeutic categories.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets in the quarters ended June 30, 2012 and 2011 was $124 million and $147 million, respectively. Amortization of intangible assets in the six months ended June 30, 2012 and 2011 was $254 million and $295 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or the launch of a competing generic product, we may accelerate amortization or record an impairment charge and write-down the value of the related intangible asset. Based on our review of future cash flows, we recorded an impairment charge in the quarter ended June 30, 2012 of $106 million, $101 million of which was attributable to the impairment of our DORYX intangible asset following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 mg infringed the patent covering DORYX 150 mg and Mylan’s subsequent introduction of a generic product in May 2012. We expect our 2012 amortization expense to decline compared to 2011 as most of our intangible assets are amortized on an accelerated basis.

Net interest expense

Our net interest expense was comprised of the following for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended	Quarter Ended	$	Percent
(dollars in millions)	June 30, 2012	June 30, 2011	Change	Change
Interest expense on outstanding indebtedness, net of interest income	$47	$55	$(8)	(15)%
Amortization of deferred loan costs	5	6	(1)	(17)%
Write-off of deferred loan costs, resulting from debt prepayments	—	4	(4)	(100)%

Total	$52	$65	$(13)	(20)%

	Six Months Ended	Six Months Ended	$	Percent
(dollars in millions)	June 30, 2012	June 30, 2011	Change	Change
Interest expense on outstanding indebtedness, net of interest income	$97	$125	$(28)	(22)%
Amortization of deferred loan costs	9	14	(5)	(36)%
Write-off of deferred loan costs, including refinancing premium, resulting from debt prepayments	8	81	(73)	(90)%

Total	$114	$220	$(106)	(48)%

Net interest expense for the quarter ended June 30, 2012 was $52 million, a decrease of $13 million, or 20%, as compared to the prior year quarter. Included in net interest expense in the quarter ended June 30, 2011 was $4 million relating to the write-off of deferred loan costs associated with $150 million of optional prepayments of term loans under our New Senior Secured Credit Facilities. Excluding the write-off of deferred loan costs in the prior year quarter, net interest expense decreased $9 million in the quarter ended June 30, 2012 relative to the prior year quarter. The decrease was due in large part to a decrease in our average outstanding indebtedness relative to the same quarter in 2011. The decrease in our average outstanding indebtedness relative to the prior year quarter was due to optional prepayments and repayments of debt made during 2011 and in the first quarter of 2012.

Net interest expense for the six months ended June 30, 2012 was $114 million, a decrease of $106 million, or 48%, as compared to the prior year period. Included in net interest expense in the six months ended June 30, 2011 was $81 million of deferred loan costs, including $77 million relating to the write-off of deferred loan costs arising from optional prepayments of debt and the repayment of the outstanding balance of our Prior Senior Secured Credit Facilities in March 2011. Included in net interest expense in the six months ended June 30, 2012 was $8 million relating to the write-off of deferred loan costs associated with optional prepayments of $350 million of indebtedness under our New Senior Secured Credit Facilities made in the first quarter of 2012. Excluding the write-off of deferred loan costs, net interest expense decreased $33 million in the six months ended June 30, 2012 relative to the prior year period. The decrease was due in large part to a decrease in our average outstanding indebtedness relative to the same period in 2011, as well as reduced interest rates on our term loan indebtedness as a result of the refinancing of our Prior Senior Secured Credit Facilities. The decrease in our average outstanding indebtedness was due to optional prepayments and repayments of debt made during 2011 and in the first quarter of 2012.

Provision for Income Taxes

We operate in many tax jurisdictions, including: Ireland, the U.S., the U.K., Puerto Rico, Germany, Switzerland, Canada and other Western European countries. Our effective tax rate for the quarter and six months ended June 30, 2012 was 41% and 30%, respectively. Our effective tax rate for the quarter and six months ended June 30, 2011 was 23% and 51%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes. For the six months ended June 30, 2012, the discrete items included reserves related to the announced restructuring of certain of our Western European operations as well as the impairment charge relating to our DORYX intangible asset. For the six months ended June 30, 2011, the discrete items included valuation allowances related to the announced restructuring of certain of our Western European operations as well as the repurposing of our Manati facility. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes”.

Net Income

Due to the factors described above, we reported net income of $53 million and $72 million in the quarters ended June 30, 2012 and 2011, respectively, and $166 million and $48 million in the six months ended June 30, 2012 and 2011, respectively.

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

In the quarters ended June 30, 2012 and 2011, revenues in North America were $1,013 million and $1,001 million, respectively. In the six months ended June 30, 2012 and 2011, revenues in North America were $2,025 and $2,324 million, respectively. In the quarters ended June 30, 2012 and 2011, revenues in ROW were $104 million and $203 million, respectively. In the six months ended June 30, 2012 and 2011, revenues in ROW were $204 and $406 million, respectively. Our revenues by segment fluctuate from period to period primarily due to the timing of our inter-segment revenues.

In the quarters ended June 30, 2012 and 2011, segment operating profits in North America were $155 million and $221 million, respectively. In the six months ended June 30, 2012 and 2011, segment operating profits in North America were $381 and $647 million, respectively. In the quarters ended June 30, 2012 and 2011, segment operating profits in ROW were $30 million and $8 million, respectively. In the six months ended June 30, 2012 and 2011, segment operating profits in ROW were $39 and $17 million, respectively. Our segment operating profit in any period as compared to the relevant prior period fluctuates based on many factors, including the timing and amount of our inter-segment revenues and mix of profit by jurisdiction.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2012, our cash on hand was $530 million, as compared to $616 million at December 31, 2011. As of June 30, 2012, our total outstanding debt was $3,454 million and consisted of $2,196 million of term loan borrowings under our New Senior Secured Credit Facilities, $1,250 million aggregate principal amount of 7.75% Notes (as defined below), and $8 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2012	June 30, 2011
Net cash provided by operating activities	$364	$532
Net cash (used in) investing activities	(17)	(28)
Net cash (used in) financing activities	(433)	(652)
Effect of exchange rates on cash and cash equivalents	—	8

Net (decrease) in cash and cash equivalents	$(86)	$(140)

We reported net income of $166 million in the six months ended June 30, 2012 as compared to $48 million for the prior year period. Net income in both periods was negatively impacted by certain non-cash expenses. The primary reasons for the decline in our net cash provided by operating activities in the six months ended June 30, 2012 relative to the prior year period were the changes in certain working capital components. We paid approximately $44 million in cash for severance in the six months ended June 30, 2012 as compared to $9 million in the prior year period. Also reducing net cash from operating activities in the six months ended June 30, 2012 relative to the prior year period was the timing of our (i) ACTONEL co-promotion liability payments which reduced cash by $97 million as compared to a reduction of $58 million in the prior year period and (ii) cash payments for income taxes. In addition, our trade accounts receivable increased and our accrued expenses decreased in the six months ended June 30, 2012 relative to the prior year period as a result of timing. We have no liabilities for unrecognized tax benefits (including interest) under ASC Topic 740 expected to settle within the next twelve months. Our liability for unrecognized tax benefits (including interest) which is expected to settle after twelve months is $76 million.

Our net cash used in investing activities during the six months ended June 30, 2012 and 2011 totaled $17 million and $28 million, respectively, and consisted of capital expenditures in each period.

Our net cash used in financing activities in the six months ended June 30, 2012 totaled $433 million and principally consisted of optional prepayments and repayments in an aggregate principal amount of $409 million of term debt under our New Senior Secured Credit Facilities. We also paid $32 million in the six months ended June 30, 2012 to redeem ordinary shares under our Redemption Program. We did not make any optional prepayments of term debt under our New Senior Secured Credit Facilities or redeem any ordinary shares under our Redemption Program in the quarter ended June 30, 2012. Our net cash used in financing activities in the six months ended June 30, 2011 principally consisted of $3,000 million of borrowings under our New Senior Secured Credit Facilities, offset by optional prepayments and repayments in an aggregate principal amount of $3,419 million of term debt under our Prior Senior Secured Credit Facilities, optional prepayments and repayments in an aggregate principal amount of $186 million of term debt under our New Senior Secured Credit Facilities and the payment of loan costs of $51 million.

New Senior Secured Credit Facilities

On March 17, 2011, the Borrowers entered into the Credit Agreement with the Lenders and Bank of America, N.A. as administrative agent in order to refinance our Prior Senior Secured Credit Facilities. Pursuant to the Credit Agreement, the Lenders provided the New Senior Secured Credit Facilities in an aggregate amount of $3,250 million comprised of (i) $3,000 million in aggregate term loan facilities and (ii) a $250 million revolving credit facility available to all Borrowers. The term loan facilities were initially comprised of (i) a $1,250 million Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 million Term B Loan Facility consisting of an $800 million Term B-1 Loan, a $400 million Term B-2 Loan and a $550 million Term B-3 Loan (together, the “Term B Loans”). The proceeds of these term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

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

The loans and other obligations under the New Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the New Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. We made optional prepayments in an aggregate principal amount of $350 million during the six months ended June 30, 2012, of term loans under our New Senior Secured Credit Facilities. As of June 30, 2012, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the revolving credit facility as of June 30, 2012.

The New Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events and invalidity of guarantees and security documents under the New Senior Secured Credit Facilities

The fair value of our debt outstanding under our New Senior Secured Credit Facilities as of June 30, 2012 and December 31, 2011, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,194 million (book value of $2,196 million) and $2,601 million (book value of $2,604 million), respectively.

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

On September 29, 2010, the Issuers issued an additional $500 million aggregate principal amount of 7.75% senior notes due 2018 at a premium of $10 million (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by us to fund our $400 million upfront payment in connection with the ENABLEX Acquisition, and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by us and by our subsidiaries that guarantee obligations under the New Senior Secured Credit Facilities, subject to certain exceptions. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

As of June 30, 2012 and December 31, 2011, the fair value of our outstanding 7.75% Notes ($1,250 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,338 million and $1,278 million, respectively.

Components of Indebtedness

As of June 30, 2012, our outstanding debt included the following:

	Current Portion	Long-Term	Total Outstanding
	as of	Portion as of	as of
(dollars in millions)	June 30, 2012	June 30, 2012	June 30, 2012
Revolving credit facility under the New Senior Secured Credit Facilities	$—	$—	$—
Term loans under the New Senior Secured Credit Facilities	138	2,058	2,196
7.75% Notes (including $8 unamortized premium)	1	1,257	1,258

Total	$139	$3,315	$3,454

As of June 30, 2012, scheduled mandatory principal repayments of long-term debt in the period from July 1, 2012 to December 31, 2012 and in each of the five years ending December 31, 2013 through 2017 and thereafter were as follows:

Aggregate
Maturities
Year Ending December 31,	(in millions)
2012 (remaining)	$69
2013	138
2014	138
2015	183
2016	20
2017	18
Thereafter	2,880

Total long-term debt to be settled in cash	$3,446
7.75% Notes unamortized premium	8

Total long-term debt	$3,454

Our ability to make scheduled payments of principal, or to pay the interest or additional interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current level of operations, we believe that cash flows from the operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under our New Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required for the restructuring of our Western European operations and the timing of payments for product rebates and other sales-related deductions. We continue to explore ways to enhance shareholder value. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we may make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, return capital to our shareholders or pursue compelling strategic alternatives. As a result of the above mentioned prepayments of long-term debt, if any, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the New Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we engage in strategic business transactions in the future such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges as of June 30, 2012.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,196 million as of June 30, 2012, a 1.0% increase in interest rates above our LIBOR floors which we are currently below, would impact net interest expense by approximately $5 million per quarter.

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

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of June 30, 2012, the Company had no derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we may not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters and six months ended June 30, 2012 and 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See “Note 14” to our notes to the condensed consolidated financial statements for the quarter ended June 30, 2012 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings.

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

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: August 3, 2012	By:	/s/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: August 3, 2012	By:	/s/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer