Form 10-Q
period 2012-09-30
Warner Chilcott plc
filed 2012-11-09
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of October 31, 2012, the registrant had 250,474,140 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in millions except share amounts and per share amounts)

(Unaudited)

	As of	As of
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$304	$616
Accounts receivable, net	315	266
Inventories, net	123	119
Prepaid income taxes, net	15	37
Prepaid expenses and other current assets	254	194

Total current assets	1,011	1,232

Other assets:
Property, plant and equipment, net	208	215
Intangible assets, net	1,938	2,420
Goodwill	1,029	1,029
Other non-current assets	132	134

Total assets	$4,318	$5,030

LIABILITIES
Current liabilities:
Accounts payable	$46	$54
Accrued expenses and other current liabilities	684	817
Income taxes	43	45
Current portion of long-term debt	172	185

Total current liabilities	945	1,101

Other liabilities:
Long-term debt, excluding current portion	3,846	3,678
Other non-current liabilities	187	182

Total liabilities	4,978	4,961

Commitments and contingencies	—	—

SHAREHOLDERS’ (DEFICIT) / EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 250,486,044 and 250,247,802 shares issued and outstanding	3	3
Additional paid-in capital	1	39
(Accumulated deficit) / retained earnings	(639)	53
Accumulated other comprehensive (loss)	(25)	(26)

Total shareholders’ (deficit) / equity	(660)	69

Total liabilities and shareholders’ (deficit) / equity	$4,318	$5,030

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUE
Net sales	$591	$635	$1,879	$2,014
Other revenue	15	20	50	68

Total revenue	606	655	1,929	2,082

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	79	81	221	280
Selling, general and administrative	183	216	554	717
Restructuring costs	—	45	50	104
Research and development	25	26	73	82
Amortization of intangible assets	122	148	376	443
Impairment of intangible assets	—	—	106	—
Interest expense, net	65	63	179	283

INCOME BEFORE TAXES	132	76	370	173
Provision for income taxes	19	43	91	92

NET INCOME	$113	$33	$279	$81

Earnings per share:
Basic	$0.46	$0.13	$1.12	$0.32
Diluted	$0.45	$0.13	$1.11	$0.32

Dividends per share:	$4.00	$—	$4.00	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net Income	$113	$33	$279	$81
Other comprehensive income / (loss):
Cumulative translation adjustment	4	(27)	1	2

Total other comprehensive income / (loss)	4	(27)	1	2

Comprehensive Income	$117	$6	$280	$83

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$279	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27	29
Write-down of property, plant and equipment	—	23
Amortization of intangible assets	376	443
Impairment of intangible assets	106	—
Non-cash gain relating to the reversal of the liability for contingent milestone payments	(20)	—
Amortization and write-off of deferred loan costs	32	105
Stock-based compensation expense	17	19
Changes in assets and liabilities:
(Increase) / decrease in accounts receivable, prepaid expenses and other current assets	(38)	55
(Increase) / decrease in inventories	(4)	4
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(179)	14
(Decrease) / increase in income taxes and other, net	(48)	10

Net cash provided by operating activities	548	783

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23)	(36)

Net cash (used in) investing activities	(23)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(955)	—
Term borrowings under Senior Secured Credit Facilities	600	3,000
Payments for loan costs, including refinancing premium	(15)	(51)
Term repayments under Prior Senior Secured Credit Facilities	—	(3,419)
Term repayments under Senior Secured Credit Facilities	(444)	(368)
Redemption of ordinary shares	(32)	—
Proceeds from the exercise of non-qualified options to purchase ordinary shares	8	5

Net cash (used in) financing activities	(838)	(833)

Effect of exchange rates on cash and cash equivalents	1	—

Net (decrease) in cash and cash equivalents	(312)	(86)
Cash and cash equivalents, beginning of period	616	402

Cash and cash equivalents, end of period	$304	$316

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$119	$93

SCHEDULE OF NON-CASH ACTIVITIES
Increase in liabilities related to the 2012 Special Dividend	$47	$—

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

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes accruals for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to, contract terms, government regulations, estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of accrued expenses. No material revisions were made to the methodology used in determining these reserves during the quarter and nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $30 and $41, respectively. The amounts included in accrued liabilities were $469 (of which $118 related to reserves for product returns) and $542 (of which $131 related to reserves for product returns) as of September 30, 2012 and December 31, 2011, respectively. The provisions recorded to reduce gross sales to net sales were $203 and $240 in the quarters ended September 30, 2012 and 2011, respectively, and $649 and $664 in the nine months ended September 30, 2012 and 2011, respectively.

On March 30, 2010, the Patient Protection and Affordable Care Act of 2010 was signed into law. This statute impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably managed Medicaid rebates and the Medicare Part D, or “donut hole” rebates. Included in the provisions recorded to reduce gross sales to net sales are the current provisions related to sales due to the increased Medicaid rebates and donut hole rebates, which totaled $14 and $14 in the quarters ended September 30, 2012 and 2011, respectively, and $49 and $51 in the nine months ended September 30, 2012 and 2011, respectively.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $15 and $10 for the quarters ended September 30, 2012 and 2011, respectively, and $32 and $105 in the nine months ended September 30, 2012 and 2011, respectively. The quarter and nine months ended September 30, 2012 included $11 of write-offs of deferred loan costs in connection with the amendment to the credit agreement governing the Company’s Initial Senior Secured Credit Facilities (as defined in “Note 11”) in August 2012 due to such amendment being deemed a debt modification requiring debt extinguishment treatment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 405-20 “Extinguishment of Liabilities”. The nine months ended September 30, 2011 included $77 of write-offs of deferred loan costs in connection with the repayment and termination of the Company’s Prior Senior Secured Credit Facilities (as defined in “Note 11”). During the nine months ended September 30, 2012 and 2011, the Company paid $15 and $51, respectively, in connection with the incurrence of new indebtedness under its Senior Secured Credit Facilities (as defined in “Note 11”). Aggregate deferred loan costs were $84 and $100 as of September 30, 2012 and December 31, 2011, respectively, and were included in other non-current assets in the condensed consolidated balance sheet.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits where the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. See “Note 3” for more information.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02 “Intangibles-Goodwill and Other” (“ASU 2012-02”), which is effective for fiscal years beginning after September 15, 2012. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 will not affect the Company’s condensed consolidated financial position or results of operations.

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company has moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees. In the quarter ended September 30, 2012, the Company recorded restructuring costs of zero, which were comprised of pretax severance costs of zero and other restructuring costs of $1, offset, in full, by pension-related curtailment gains of $1. In the nine months ended September 30, 2012, the Company recorded restructuring costs of $50, which were comprised of pretax severance costs of $57 and other restructuring costs of $2, offset, in part, by pension-related curtailment gains of $9. In the quarter and nine months ended September 30, 2011, the Company recorded restructuring costs of $45 and $104, respectively, which were comprised of pretax severance costs of $43 and $101, respectively, and other restructuring costs of $2 and $3, respectively.

The Company does not expect to record any material expenses relating to the Western European restructuring in future periods. The majority of the remaining severance-related costs and other liabilities are expected to be settled in cash within the next twelve months. The Western European restructuring costs were recorded in the Company’s ROW operating segment (as defined in “Note 16”).

Manati Facility

In April 2011, the Company announced a plan to repurpose its Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, the Company recorded charges of $23 for the write-down of certain property, plant and equipment and severance costs of $8 in the nine months ended September 30, 2011. The expenses related to the Manati repurposing were recorded in the Company’s North American operating segment (as defined in “Note 16”) as a component of cost of sales.

Severance Accruals

The following table summarizes the activity in the Company’s aggregate severance accruals during the quarter and nine months ended September 30, 2012:

Balance, December 31, 2011	$42
Western European severance charges included in restructuring costs	57
Cash payments during the period	(44)
Foreign currency translation adjustments	(2)

Balance, June 30, 2012	$53

Cash payments during the period	(15)

Balance, September 30, 2012	$38

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

In the quarter ended June 30, 2012, the Company concluded that it was no longer probable, as defined by ASC Topic 450 “Contingencies”, that the contingent milestone payments to Novartis would be required to be paid. As a result, the Company reversed the related liability and recorded a $20 gain, which reduced selling, general and administrative (“SG&A”) expenses in nine months ended September 30, 2012.

5. Shareholders’ Equity

In November 2011, the Company announced that its Board of Directors had authorized the redemption of up to an aggregate of $250 of its ordinary shares (the “Prior Redemption Program”). Pursuant to the Prior Redemption Program, the Company recorded the redemption of 3.7 million ordinary shares in the year ended December 31, 2011 at an aggregate cost of $56. During the nine months ended September 30, 2012, pursuant to the Prior Redemption Program, the Company recorded the redemption of 1.9 million ordinary shares at an aggregate cost of $32. Following the settlement of such redemptions, the Company cancelled all shares redeemed. As a result of the redemptions recorded during the nine months ended September 30, 2012, in accordance with ASC Topic 505 “Equity”, the Company recorded a decrease in ordinary shares at par value of $0.01 per share, and an increase in an amount equal to the aggregate purchase price above par value in accumulated deficit of approximately $32. The Prior Redemption Program allowed the Company to redeem up to an aggregate of $250 of its ordinary shares and was to terminate on the earlier of December 31, 2012 or the redemption by the Company of an aggregate of $250 of its ordinary shares. On August 7, 2012, the Company announced that its Board of Directors had authorized the renewal of the Prior Redemption Program. The renewed program (the “Current Redemption Program”) replaces the Prior Redemption Program and allows the Company to redeem up to an aggregate of $250 of its ordinary shares in addition to those redeemed under the Prior Redemption Program. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption by the Company of an aggregate of $250 of its ordinary shares. The Company did not redeem any ordinary shares in the quarter ended September 30, 2012, and consequently $250 remained available for redemption under the Current Redemption Program as of September 30, 2012. The Current Redemption Program does not obligate the Company to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 authorization and may be suspended at any time or from time to time.

On August 21, 2012, the Company declared a special cash dividend of $4.00 per share, or $1,002 in the aggregate (the “2012 Special Dividend”). The 2012 Special Dividend reduced the additional paid-in-capital of the Company from $63 to zero as of August 31, 2012 and increased the Company’s accumulated deficit by $939. The table below presents the changes in the components of shareholders’ (deficit) / equity during the nine months ended September 30, 2012:

	Balance as of December 31, 2011	Net income	Impact of the 2012 Special Dividend	Prior Redemption Program	Other	Balance as of September 30, 2012
Ordinary shares, par value	$3	$—	$—	$—	$—	$3
Additional paid-in capital	39	—	(63)	—	25	1
Retained earnings / (accumulated deficit)	53	279	(939)	(32)	—	(639)
Accumulated other comprehensive (loss)	(26)	—	—	—	1	(25)

Total shareholders’ (deficit) / equity	$69	$279	$(1,002)	$(32)	$26	$(660)

On November 6, 2012, the Company declared its first semi-annual cash dividend under its new dividend policy (the “Dividend Policy”) in the amount of $0.25 per share, payable December 14, 2012 to shareholders of record on November 30, 2012. Under the Dividend Policy, the Company expects to pay a total annual cash dividend to its ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. Any declaration by the Board of Directors to pay future cash dividends, however, will depend on the Company’s earnings and financial condition and other relevant factors at such time.

6. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants and unvested restricted share grants and their equivalent for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and nine months ended September 30, 2012 and 2011, respectively:

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income available to ordinary shareholders	$113	$33	$279	$81

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	248,271,291	252,494,948	248,164,691	252,248,455
Dilutive effect of grants of stock options and unvested restricted shares and their equivalent	2,366,674	2,317,426	2,352,239	2,519,874

Diluted number of ordinary and potential ordinary shares outstanding	250,637,965	254,812,374	250,516,930	254,768,329

Earnings per ordinary share:
Basic	$0.46	$0.13	$1.12	$0.32

Diluted	$0.45	$0.13	$1.11	$0.32

Dividend per ordinary share	$4.00	$—	$4.00	$—

The Prior Redemption Program decreased each of the weighted average basic shares outstanding and the weighted average diluted shares outstanding by 1.9 million shares and 1.7 million shares during the quarter and nine months ended September 30, 2012, respectively. The remaining 0.2 million shares redeemed in the nine months ended September 30, 2012 were not included in the calculation of basic or diluted EPS as their impact was anti-dilutive under the treasury stock method.

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method including the implied non-qualified options to purchase ordinary shares, restricted ordinary shares and their equivalent to be repurchased as defined by ASC Topic 260:

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Stock options to purchase ordinary shares	4,459,542	5,517,355	4,468,226	5,326,708

Unvested restricted shares and their equivalent	1,772,536	1,280,488	2,103,544	1,515,179

7. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to an agreement to co-promote, where approved, ACTONEL and ATELVIA on a global basis, excluding Japan (as amended, the “Collaboration Agreement”). As a result of ACTONEL’s loss of exclusivity in Western Europe in late 2010 and as part of the Company’s transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, the Company and/or Sanofi reduced or discontinued marketing and promotional efforts in certain territories covered by the Collaboration Agreement. The Company’s and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where the Company has full control over all product development decisions. Under the Collaboration Agreement, the ongoing global research and development (“R&D”) costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by the Company. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs, as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers, the Company recognizes all revenues from sales of the product along with the related product costs. The Company’s share of selling, A&P and contractual profit sharing expenses are recognized in SG&A expenses. In geographic markets where the Company is not the principal in transactions with customers, revenue is recognized on a net basis, as a component of other revenue, for amounts earned based on Sanofi’s sale transactions with its customers.

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

For the quarters and nine months ended September 30, 2012 and 2011, the Company recognized net sales, other revenue and co-promotion expenses as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2012	2011	2012	2011
Net sales
ACTONEL	$107	$148	$372	$532
ATELVIA	19	11	51	20
Other revenue
ACTONEL	12	18	43	59
Co-promotion expense
ACTONEL / ATELVIA	53	59	173	174

8. Inventories

Inventories consisted of the following:

	As of	As of
	September 30, 2012	December 31, 2011
Finished goods	$66	$61
Work-in-progress / Bulk	31	35
Raw materials	26	23

Total	$123	$119

Total inventories are net of $20 and $15 related to inventory obsolescence reserves as of September 30, 2012 and December 31, 2011, respectively.

Product samples are stated at cost ($11 and $12 as of September 30, 2012 and December 31, 2011, respectively) and are included in prepaid expenses and other current assets.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization or a straight-line basis over their useful lives not to exceed 15 years. The Company’s intangible assets as of September 30, 2012, consisted of the following:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Definite-lived intangible assets
ASACOL	$1,849	$685	$1,164
ENABLEX	506	226	280
ATELVIA	241	25	216
ACTONEL	525	395	130
ESTRACE Cream	411	332	79
Other products	1,485	1,446	39

Total definite-lived intangible assets	5,017	3,109	1,908

Indefinite-lived intangible assets
Trademark	30	—	30

Total intangible assets, net	$5,047	$3,109	$1,938

Aggregate amortization expense related to intangible assets was $122 and $148 for the quarters ended September 30, 2012 and 2011, respectively, and was $376 and $443 for the nine months ended September 30, 2012 and 2011, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. The Company may incur impairment charges or accelerate the amortization of certain intangible assets based on triggering events that reduce expected future cash flows, including those events relating to the launch of a generic equivalent of the Company’s product prior to the expiration of the related patent. Based on the Company’s review of future cash flows, the Company recorded an impairment charge in the nine months ended September 30, 2012 of $106, $101 of which was attributable to the impairment of the Company’s DORYX intangible asset following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s (“Impax”) proposed generic version of DORYX 150 mg product (“DORYX 150”) infringed U.S. Patent No. 6,958,161 covering DORYX 150 (the “‘161 Patent”) and Mylan’s subsequent introduction of a generic product in May 2012. For a discussion of the DORYX patent litigation and the Company’s other ongoing patent litigation refer to “Note 14”.

Estimated amortization expense based on forecasts as of September 30, 2012 (excluding indefinite-lived intangible assets) for the period from October 1, 2012 to December 31, 2012 and for each of the next five years was as follows:

Amortization
2012 (remaining)	$122
2013	439
2014	369
2015	291
2016	185
2017	157
Thereafter	345

$1,908

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of	As of
	September 30, 2012	December 31, 2011
Product rebate accruals (commercial and government)	$313	$364
Sales return reserves	118	131
Liabilities related to dividends declared	42	1
Severance accruals	38	42
Customer loyalty and coupon programs	38	47
Payroll, commissions, and employee costs	32	38
ACTONEL co-promotion liability	17	97
Professional fees	15	17
Withholding taxes	12	13
Obligations under product licensing and distribution agreements	9	9
Interest payable	5	29
R&D expense accruals	4	9
Deferred income	3	3
Other	38	17

Total	$684	$817

11. Indebtedness

Senior Secured Credit Facilities

On March 17, 2011, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent in order to refinance the Company’s Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “Initial Senior Secured Credit Facilities”) in an aggregate amount of $3,250 comprised of (i) $3,000 in aggregate term loan facilities and (ii) a $250 revolving credit facility available to all Borrowers (the “Revolving Credit Facility”). The term loan facilities were initially comprised of (i) a $1,250 Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 Term B Loan Facility consisting of an $800 Term B-1 Loan, a $400 Term B-2 Loan and a $550 Term B-3 Loan (together, the “Initial Term B Loans”). The proceeds of these term loans, together with approximately $279 of cash on hand, were used to make an optional prepayment of $250 in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

On August 20, 2012, Holdings III and the Borrowers entered into an amendment to the Credit Agreement, pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $600 (the “Additional Term Loan Facilities” and, together with the Initial Senior Secured Credit Facilities, the “Senior Secured Credit Facilities”), which, together with cash on hand, were used to fund the 2012 Special Dividend and to pay related fees and expenses. The Additional Term Loan Facilities were comprised of (i) a $250 Term B-4 Loan Facility and a $50 Term B-5 Loan Facility (collectively, the “Term B-4/5 Loan”) and (ii) a $300 Additional Term B-1 Loan Facility (the “Additional Term B-1 Loan”).

The Term A Loan matures on March 17, 2016 and bears interest at LIBOR plus 3.00%, with a LIBOR floor of 0.75%, each of the Initial Term B Loans and the Additional Term B-1 Loan matures on March 15, 2018 and bears interest at LIBOR plus 3.25%, with a LIBOR floor of 1.00%, and the Term B-4/5 Loan matures on August 20, 2017 and bears interest at LIBOR plus 3.00%, with no LIBOR floor. The Revolving Credit Facility matures on March 17, 2016 and includes a $20 sublimit for swing line loans and a $50 sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the Revolving Credit Facility on a dollar-for-dollar basis. Loans drawn under the Revolving Credit Facility bear interest at LIBOR plus 3.00%, and letters of credit issued under the Revolving Credit Facility are subject to a fee equal to 3.00% per annum on the amounts thereof. The Borrowers are also required to pay a commitment fee on the unused commitments under the Revolving Credit Facility at a rate of 0.75% per annum, subject to leverage-based step-downs.

The loans and other obligations under the Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. During the nine months ended September 30, 2012, the Company made optional prepayments in an aggregate amount of $350 of term loans under its Senior Secured Credit Facilities. As of September 30, 2012, there were letters of credit totaling $2 outstanding. As a result, the Company had $248 available under the Revolving Credit Facility as of September 30, 2012.

The Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events and invalidity of guarantees and security documents under the Senior Secured Credit Facilities.

The fair value of the Company’s debt outstanding under its Senior Secured Credit Facilities as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, as of September 30, 2012 and December 31, 2011 was approximately $2,777 (book value of $2,761) and $2,601 (book value of $2,604), respectively.

Prior Senior Secured Credit Facilities

In connection with the Company’s acquisition from The Procter & Gamble Company (“P&G”) on October 30, 2009 of P&G’s global branded pharmaceuticals business (“PGP”) (such acquisition, the “PGP Acquisition”), Holdings III and its subsidiaries, the Luxco Borrower, WCC and WCCL entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200 (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,600 of term loans, a $250 revolving credit facility and a $350 delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of the Company’s then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a subsequent amendment pursuant to which the lenders provided additional term loans in an aggregate principal amount of $1,500 which, together with the proceeds from the issuance of $750 aggregate principal amount of the Company’s 7.75% Notes (defined below), were used to fund a special cash dividend to the Company’s shareholders in the amount of $8.50 per share, or $2,144 in the aggregate, and to pay related fees and expenses.

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

The Indenture contains restrictive covenants that limit, among other things, the ability of each of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to comply with covenants, and specified events of bankruptcy and insolvency.

As of September 30, 2012 and December 31, 2011, the fair value of the Company’s outstanding 7.75% Notes ($1,250 book value) as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,325 and $1,278, respectively.

Components of Indebtedness

As of September 30, 2012, the Company’s outstanding debt included the following:

	Current Portion as of September 30, 2012	Long-Term Portion as of September 30, 2012	Total Outstanding as of September 30, 2012
Revolving Credit Facility under the Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	171	2,590	2,761
7.75% Notes (including $7 unamortized premium)	1	1,256	1,257

Total	$172	$3,846	$4,018

As of September 30, 2012, scheduled mandatory principal repayments of long-term debt for the period from October 1, 2012 to December 31, 2012 and in each of the five years ending December 31, 2013 through 2017 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2012 (remaining)	$43
2013	178
2014	201
2015	246
2016	91
2017	83
Thereafter	3,169

Total long-term debt to be settled in cash	$4,011
7.75% Notes unamortized premium	7

Total long-term debt	$4,018

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

Total stock-based compensation expense recognized for the quarters ended September 30, 2012 and 2011 was $5 and $7, respectively, and was $17 and $19 for the nine months ended September 30, 2012 and 2011, respectively. Unrecognized future stock-based compensation expense was $33 as of September 30, 2012. This amount will be recognized as an expense over a remaining weighted average period of 1.2 years.

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

	2012 Grants	2011 Grants
Dividend yield	0.00 - 3.86%	None
Expected volatility	38.00 - 40.00%	35.00 - 38.00%
Risk-free interest rate	1.80 - 1.87%	1.87 - 3.57%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted was 7 years as of September 30, 2012.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2011 through September 30, 2012:

	Restricted Share Grants
	(and their equivalent)
(in thousands except per share amounts)	Shares	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2011	1,489	$23.05
Granted shares	1,815	16.87
Vested shares	(458)	21.84
Forfeited shares	(256)	20.43

Unvested restricted ordinary shares, and their equivalent, at September 30, 2012	2,590	$19.19

As a result of the 2012 Special Dividend, the exercise prices of the Company’s outstanding non-qualified options to purchase ordinary shares issued under the Company’s Equity Incentive Plan (the “Plan”) were adjusted by the compensation committee of the Board of Directors of the Company pursuant to the Plan to reflect the impact of the recapitalization. As a result, the Company lowered the exercise price of each option outstanding on August 31, 2012 by $3.52. This adjustment did not result in any material additional stock-based compensation expense in the quarter and nine months ended September 30, 2012 as the fair value of the outstanding options immediately following the payment of the 2012 Special Dividend was lower than the fair value immediately prior for most of the grants outstanding.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2011 through September 30, 2012:

	Options to Purchase Ordinary Shares
(in thousands except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2011	6,846	$5.57	$13.13
Re-pricing impact	—	—	(3.42)

Adjusted Balance at December 31, 2011	6,846	5.57	9.71
Granted options	1,043	6.19	12.87
Exercised options	(900)	4.49	5.72
Forfeited options	(1,036)	2.72	12.19

Balance at September 30, 2012	5,953	$6.34	$10.43

Vested and exercisable at September 30, 2012	3,498	$5.40	$8.69

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of September 30, 2012 was as follows:

(in thousands except per option and per share amounts)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at September 30, 2012	4,248	$7.59	$13.50	$25,106
Vested and exercisable at September 30, 2012	2,731	$6.36	$13.50	$19,499

13. Commitments and Contingencies

Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1 milestone payment to Paratek upon the achievement of a developmental milestone. In June 2012, the Company made a $2 milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses for the nine months ended September 30, 2012. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $21. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

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

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, the Company made an up-front payment to Dong-A of $20 in April 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of up to $25 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the United States and Canada, if any.

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

14. Legal Proceedings

General Matters

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. The outcome of such litigation is uncertain, and the Company may from time to time enter into settlements to resolve such litigation that could result, among other things, in the sale of generic versions of the Company’s products prior to the expiration of its patents.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 535 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers Squibb Company (“Bristol-Myers”) pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has refiled motions to dismiss nine other cases involving medroxyprogesterone acetate, a generic HT product formerly sold by the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 221 cases and a potential defendant with respect to approximately 337 unfiled claims involving a total of approximately 566 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 337 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi, which co-promotes ACTONEL with the Company on a global basis pursuant to the Collaboration Agreement, is a defendant in many of the Company’s ACTONEL product liability cases. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorney’s fees. The Company cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Collaboration Agreement, Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the United States and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include approximately 90 claims relating to ONJ and other alleged injuries that were pending as of March 31, 2010 and not subsequently dismissed. Pursuant to the April 2010 amendment to the Collaboration Agreement, the Company will be fully responsible for any product liability claims in the United States and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. The Company may be liable for product liability, warranty or similar claims in relation to PGP products, including ONJ-related claims that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company, subject to certain limits, for 50% of the Company’s losses from any such claims, including approximately 88 claims relating to ONJ and other alleged injuries, pending as of October 30, 2009 and not subsequently dismissed.

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

Gastroenterology Patent Matters

ASACOL 400

In June 2010, the Company and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Par Pharmaceutical, Inc. (“Par”) indicating that Par had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s ASACOL 400 mg product (“ASACOL 400”). The notice letter contended that Medeva’s U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which the Company exclusively licenses from Medeva covering ASACOL 400, were invalid and not infringed. In August 2010, the Company and Medeva filed a patent lawsuit against Par and EMET Pharmaceuticals LLC (“EMET”) in the U.S. District Court for the District of New Jersey alleging infringement of the ‘170 Patent. EMET was the original filer of the ANDA according to Par’s notice letter, and assigned and transferred all right, title and interest in the ANDA to Par in June 2010. On August 9, 2012, pursuant to a joint stipulation of dismissal, Par informed the court that it no longer intends to seek approval to market a generic version of ASACOL 400 prior to the expiration of the ‘170 Patent in July 2013 and has converted its original Paragraph IV certification for the ‘170 Patent to a Paragraph III certification. As a result, the Company and Medeva’s action against Par and EMET was dismissed without prejudice.

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

Osteoporosis Patent Matters

ACTONEL

ACTONEL Once-a-Week

In July 2004, PGP received a Paragraph IV certification notice letter from a subsidiary of Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries “Teva”) indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of PGP’s ACTONEL 35 mg product (“ACTONEL OaW”) . The notice letter contended that PGP’s U.S. Patent No. 5,583,122 (the “‘122 Patent”), a new chemical entity patent expiring in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), was invalid, unenforceable or not infringed. In August 2004, PGP filed a patent lawsuit against Teva in the U.S. District Court for the District of Delaware charging Teva with infringement of the ‘122 Patent. In January 2006, Teva admitted patent infringement but alleged that the ‘122 Patent was invalid and, in February 2008, the District Court decided in favor of PGP and upheld the ‘122 Patent as valid and enforceable. In May 2009, the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court.

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

On February 24, 2010, the Company and Roche received a Paragraph IV certification notice letter from Mylan indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ACTONEL OaM. The notice letter contends that the ‘938 Patent, which expires in November 2023 and covers ACTONEL OaM, is invalid and/or will not be infringed. The Company and Roche filed a patent suit against Mylan in April 2010 in the U.S. District Court for the District of Delaware charging Mylan with infringement of the ‘938 Patent based on its proposed generic version of ACTONEL OaM. The lawsuit resulted in a stay of FDA approval of Mylan’s ANDA for 30 months from the date of the Company’s and Roche’s receipt of notice, subject to prior resolution of the matter before the court. The stay of approval of Mylan’s ANDA has now expired. Since Mylan did not challenge the validity of the underlying ‘122 Patent, which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and covers all of the Company’s ACTONEL products, the Company does not believe that Mylan will be permitted to market its proposed ANDA product prior to the June 2014 expiration of the ‘122 Patent (including a 6-month pediatric extension of regulatory exclusivity).

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

The Company and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of ACTONEL OaM were consolidated for all pretrial purposes, and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit before the U.S. District Court for the District of New Jersey relating to its Boniva® product, in which the court held that claims of the ‘634 Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in the Company’s ACTONEL OaM patent infringement litigation. In the motion, the defendants have sought to invalidate the asserted claims of the ‘938 Patent and ‘634 Patent, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by the Company and Roche for summary judgment of infringement is scheduled for December 14, 2012.

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

ATELVIA

In August and October 2011 and March 2012, the Company received Paragraph IV certification notice letters from Watson Laboratories, Inc.—Florida (together with Watson Pharmaceuticals, Inc. and its subsidiaries, “Watson”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets (“ATELVIA”). The notice letters contend that the Company’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. The Company filed a lawsuit against Watson in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012 in the United States District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Watson and Ranbaxy amended, and Teva is expected to amend, its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and the Company amended its complaints against Watson, Teva and Ranbaxy to assert the ‘989 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of the Company’s receipt of such defendant’s original notice letter, subject to prior resolution of the matter before the court. The Company does not believe that the amendment of its complaints against Watson, Teva and Ranbaxy to assert the ‘989 Patent will result in any additional 30-month stay. In addition, none of the ANDA filers certified against the ‘122 Patent, which covers all of the Company’s ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

While the Company intends to vigorously defend the ‘459 Patent, the ‘460 Patent and the ‘989 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of ATELVIA will not be approved and enter the market prior to the expiration of the ‘989 Patent in 2026 and/or the ‘459 Patent and the ‘460 Patent in 2028.

Hormonal Contraceptive Patent Matters

LOESTRIN 24 FE

In April 2011, the Company received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care Ltd. (“Famy Care”), indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contends that the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”), which covers LOESTRIN 24 FE and expires in 2014, is invalid, unenforceable or not infringed. In June 2011, the Company filed a lawsuit against Famy Care and Mylan in the United States District Court for the District of New Jersey charging each with infringement of the ‘394 Patent. The lawsuit results in a stay of FDA approval of Famy Care’s ANDA for 30 months from the date of the Company’s receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. In January 2009, the Company entered into a settlement and license agreement with Watson to resolve patent litigation related to the ‘394 Patent. Under the agreement, Watson agreed, among other things, not to commence marketing its generic equivalent product until the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which the Company has granted rights to a third party to market a generic version of LOESTRIN 24 FE in the United States or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the United States without authorization from the Company. In addition, under current law, unless Watson forfeits its “first filer” status, the FDA may not approve later-filed ANDAs until 180 days following the date on which Watson enters the market. However, the Company believes Watson may have forfeited its “first filer” status as a result of its failure to obtain approval by the FDA of its ANDA within the requisite period. In October 2010, the Company also entered into a settlement and license agreement with Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), to resolve patent litigation related to the ‘394 Patent. Under that agreement, Lupin and its affiliates agreed, among other things, not to market or sell a generic equivalent product until the earlier of July 22, 2014 or the date of an “at-risk” entry into the U.S. market by a third party generic version of LOESTRIN 24 FE. While the Company intends to vigorously defend the ‘394 Patent and pursue its legal rights, it can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014.

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

Dermatology Patent and Other Litigation Matters

DORYX Patent Litigation

In March 2009, the Company and Mayne Pharma International Pty. Ltd. (“Mayne”) received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150. The notice letters contended that Mayne’s ‘161 Patent expiring in 2022 was not infringed. In March and May 2009, the Company and Mayne, which licenses the ‘161 Patent to the Company, filed lawsuits against Impax and Mylan, respectively, in the United States District Court for the District of New Jersey, charging each with infringement of the ‘161 Patent. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to DORYX 150 expired in September 2011. In advance of that stay’s expiration, the Company and Mayne filed a motion in the District Court for a preliminary injunction (“PI”) to prevent an “at-risk” launch by Mylan of its generic version of DORYX 150. On September 22, 2011, the District Court entered a PI against Mylan and, in connection therewith, required the Company and Mayne to post a bond in the amount of $36 (the “Bond”) in respect of damages, if any, that might result to Mylan should the PI later be determined to have been improvidently granted. The Company and Mayne posted the Bond and Mylan appealed the District Court’s grant of the PI to the United States Court of Appeals for the Federal Circuit. The Federal Circuit vacated the PI on December 12, 2011 due to the District Court’s failure to hold an evidentiary hearing, and suggested that the District Court consolidate such an evidentiary hearing with the trial and consider entry of a temporary restraining order (“TRO”) prohibiting Mylan from launching a generic version of DORYX 150 until the District Court rendered its decision on the merits.

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

The actions against Mylan and Impax were consolidated and a trial was held in early February 2012, during which Mylan agreed to the entry of the TRO. In entering the TRO, the District Court denied Mylan’s request that the Company post another bond or the Bond amount be increased from $36. On April 30, 2012, the District Court issued its opinion upholding the validity of the ‘161 Patent, but determining that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the ‘161 Patent. The Company appealed the non-infringement determinations, and Impax and Mylan appealed the District Court’s denial of their attorney’s fees. On September 7, 2012, the Federal Circuit affirmed the District Court’s decision. The Company determined not to petition the panel for a rehearing and the Federal Circuit’s judgment issued on October 15, 2012.

As a consequence of the District Court’s April 30th ruling, Mylan entered the market with its FDA approved generic equivalent of DORYX 150. Under settlement agreements previously entered into with Heritage Pharmaceuticals Inc. (“Heritage”) and Sandoz Inc. (“Sandoz”) in connection with their respective ANDA challenges, each of Heritage and Sandoz can market and sell a generic equivalent of DORYX 150 upon receipt of final FDA approval for its generic product.

The Company expects the loss of exclusivity for DORYX 150 will result in significant declines in its future DORYX 150 revenues and have an adverse impact on its results of operations and cash flows in subsequent periods. In addition, the Company recorded an impairment charge of $101 in the nine months ended September 30, 2012 related to its DORYX intangible asset. Now that the Federal Circuit has issued its judgment, Mylan is expected to make an application to the District Court for damages resulting from the issuance of the TRO. The Company recorded a charge in the quarter ended September 30, 2012 in accordance with ASC Topic 450, “Contingencies” in the amount of $6 in connection with the Federal Circuit’s judgment and the expectation that Mylan will make an application for damages. This charge represents the Company’s current estimate of the aggregate amount that is probable to be paid in connection with Mylan’s expected damages claim. Although the Company intends to vigorously defend itself from Mylan’s expected damages claim, it is impossible to predict with certainty the outcome concerning Mylan’s expected application. The Company can offer no assurance that amounts actually paid will not be more than the amount recorded by the Company, or that an unfavorable outcome will not have an adverse and material impact on the Company’s results of operations and cash flows.

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

Following the filing of Mylan’s complaint, three putative class actions were filed against the Company and Mayne by purported direct purchasers, and one putative class action was filed against the Company and Mayne by purported indirect purchasers, each in the same court. In each case the plaintiffs allege that they paid higher prices for the Company’s DORYX products as a result of the Company’s and Mayne’s actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorney’s fees. On October 1, 2012, the Company moved to dismiss in their entirety the claims of Mylan and the direct purchasers. Plaintiffs’ responses are due November 15, 2012. The indirect purchaser suit is at an earlier stage.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows. These proceedings are in the early stages of litigation, and an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

Bayer Patent Litigation

In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against the Company in the United States District Court for the District of Delaware alleging that the Company’s manufacture, use, offer for sale, and/or sale of its LO LOESTRIN FE oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages.

Although it is impossible to predict with certainty the outcome of any litigation, the Company believes that it has a number of strong defenses to the allegations in the complaint and intends to vigorously defend the litigation. This case is in the early stages of litigation, and an estimate of the potential loss, or range of loss, if any, to the Company relating to this proceeding is not possible at this time.

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

The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and has, along with its co-defendants, filed a joint motion to dismiss the action, which was scheduled to be heard on November 8, 2012. In addition, the United States has declined to intervene in this action with respect to the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

Fair Labor Standards Act and State Minimum Wage Litigation

In August 2010, the Company was served with a complaint in a class and collective action brought under the Fair Labor Standards Act and the Illinois Minimum Wage Law and filed in the United States District Court for the Northern District of Illinois. In January 2012, the Company was served with a complaint in a class action brought under the New York Minimum Wage Act and filed in the United States District Court for the Southern District of New York. These suits were brought by former pharmaceutical sales representatives of the Company, on behalf of themselves and other similarly situated sales representatives, and alleged that the Company improperly categorized its pharmaceutical sales representatives as “exempt” rather than “non-exempt” employees and as a result, wrongfully denied them overtime compensation. Plaintiffs sought injunctive relief as well as damages for unpaid overtime, including back pay, liquidated damages, penalties, interest, and attorneys’ fees. As a result of the recent Supreme Court decision in Christopher v. SmithKline Beecham Corp ., the Illinois action was dismissed with prejudice in June 2012 and the New York action was dismissed with prejudice in August 2012.

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

15. Income Taxes

The Company operates in many tax jurisdictions including: Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The Company’s effective tax rate for the quarter and nine months ended September 30, 2012 was 14% and 25%, respectively. The Company’s effective tax rate for the quarter and nine months ended September 30, 2011 was 57% and 53%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes. For the nine months ended September 30, 2012, the discrete items included reserves related to the announced restructuring of certain of the Company’s Western European operations, as well as the impairment charge relating to the Company’s DORYX intangible asset. For the nine months ended September 30, 2011, the discrete items included valuation allowances related to the announced restructuring of certain of the Company’s Western European operations, as well as the repurposing of its Manati facility. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes”.

The Company’s U.S. operating entities (as they existed prior to the PGP Acquisition) entered into an advanced pricing agreement (“APA”) with the Internal Revenue Service (“IRS”) covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which the Company’s U.S. entities are compensated for distribution and service transactions between the Company’s U.S. and non-U.S. entities. The Company is seeking a renewal of its APA covering calendar years after 2010 and it is reasonably possible that APA negotiations could reach final resolution within the next 12 months, although the Company can provide no assurances regarding any such renewal or the timing or terms thereof. At this time, the Company is unable to estimate the possible effect, if any, of any such renewal on the recorded amount of uncertain tax positions pursuant to ASC Topic 740, “Accounting for Income Taxes”.

16. Segment Information

The Company’s business is organized into two reportable segments, North America (which includes the United States, Canada and Puerto Rico) and the Rest of the World (“ROW”) consistent with how it manages its business and views the markets it serves. The Company manages its businesses separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In addition to managing the Company’s results of operations in the two reportable segments, the Company manages revenues at a brand level.

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

The following represents the Company’s segment operating profit and a reconciliation to its consolidated income before taxes for the quarters and nine months ended September 30, 2012 and 2011:

	North America	ROW	Eliminations(1)	Total Company
Quarter Ended September 30, 2012
Total revenue	$950	$85	$(429)	$606

Segment operating profit	$185	$10	$5	$200

Corporate expenses				(3)
Interest (expense), net				(65)

Income before taxes				$132

Quarter Ended September 30, 2011
Total revenue	$810	$89	$(244)	$655

Segment operating profit	$51	$3	$85	$139

Corporate expenses				—
Interest (expense), net				(63)

Income before taxes				$76

Nine Months Ended September 30, 2012
Total revenue	$2,975	$289	$(1,335)	$1,929

Segment operating profit / (loss)	$566	$49	$(55)	$560

Corporate expenses				(11)
Interest (expense), net				(179)

Income before taxes				$370

Nine Months Ended September 30, 2011
Total revenue	$3,134	$495	$(1,547)	$2,082

Segment operating profit / (loss)	$698	$20	$(259)	$459

Corporate expenses				(3)
Interest (expense), net				(283)

Income before taxes				$173

(1)	Eliminations represent inter-segment transactions impacting revenue, cost of sales and SG&A expenses.

The following table presents total revenues by product for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue breakdown by product:
ASACOL	$191	$190	$589	$565
ACTONEL(1)	119	166	415	591
LOESTRIN 24 FE	95	104	300	325
ESTRACE Cream	45	42	143	115
ENABLEX	45	45	130	130
LO LOESTRIN FE	33	23	95	42
DORYX	20	29	73	127
ATELVIA	19	11	51	20
Other Women’s Healthcare	12	15	41	50
Other Hormone Therapy	11	9	32	34
Other Oral Contraceptives	3	3	13	15
Other products	8	11	32	44
Contract manufacturing product sales	2	5	8	15
Other revenue	3	2	7	9

Total revenue	$606	$655	$1,929	$2,082

(1)	“Other revenue” related to ACTONEL is combined with product net sales for purposes of presenting revenue by product.

The following tables present additional segment information for the quarters and nine months ended September 30, 2012 and 2011:

	North America	ROW	Total Company
Quarter Ended September 30, 2012
Capital expenditures	$6	$—	$6
Amortization of intangible assets	121	1	122
Depreciation expense	7	1	8

Quarter Ended September 30, 2011
Capital expenditures	$4	$4	$8
Amortization of intangible assets	147	1	148
Depreciation expense	7	4	11

Nine Months Ended September 30, 2012
Capital expenditures	$17	$6	$23
Amortization of intangible assets	373	3	376
Impairment of intangible assets	106	—	106
Depreciation expense	20	7	27

Nine Months Ended September 30, 2011
Capital expenditures	$20	$16	$36
Amortization of intangible assets	439	4	443
Depreciation expense	19	10	29
Write-down of property, plant and equipment	23	—	23

The following table presents total revenue by country of domicile for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
United States	$517	$519	$1,609	$1,656
France	14	29	71	92
Canada	19	26	66	74
United Kingdom / Ireland	14	14	40	42
Puerto Rico	6	8	18	27
Italy	5	10	18	35
Other	16	29	57	88

Total net sales	591	635	1,879	2,014
Other revenue (1)	15	20	50	68

Total revenue	$606	$655	$1,929	$2,082

(1)	Includes royalty revenue and contractual payments from the Company’s co-promotion partners recorded in various jurisdictions.

17. Reliance on Significant Suppliers

In the event that a significant supplier (including a third-party manufacturer, packager or supplier of certain active pharmaceutical ingredients, or “API”) suffers an event that causes it to be unable to manufacture or package the Company’s product or meet the Company’s API requirements for a sustained period and the Company is unable to obtain the product or API from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the business of the Company. The following table presents the percentage of the Company’s total revenues generated from products provided by each individual supplier accounting for 10% or more of the Company’s total revenues for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cambrex Corporation	27%	23%	26%	23%
Lonza Inc.	23%	27%	24%	29%
Bayer	23%	21%	23%	20%

18. Retirement Plans

The Company has defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

The net periodic benefit (credit) / cost of the Company’s non-U.S. defined benefit plans amounted to $(1) and $1 for the quarters ended September 30, 2012 and 2011, respectively. The net periodic benefit (credit) / cost of the Company’s non-U.S. defined benefit plans amounted to $(8) and $2 for the nine months ended September 30, 2012 and 2011, respectively. Included in the net periodic benefit (credit) for the quarter and nine months ended September 30, 2012 are curtailment gains of $(1) and $(9), respectively, in connection with the Western European restructuring described in “Note 3”.

19. Related Parties

In September 2012, certain of the Company’s shareholders sold 42,864,843 ordinary shares at a price of $13.10 per share in a registered public offering (the “2012 Secondary Offering”). The selling shareholders included affiliates of Bain Capital Investors, LLC, JPMP Capital Corp. and Thomas H. Lee Partners, L.P. (collectively, the “Remaining Sponsors”) and certain members of the Company’s senior management team. The Company did not receive any proceeds from the sale of the shares but did pay expenses. Following the 2012 Secondary Offering, the Remaining Sponsors collectively owned approximately 14% of the Company’s outstanding ordinary shares. Prior to the 2012 Secondary Offering, the Remaining Sponsors collectively owned approximately 31% of the Company’s outstanding ordinary shares.

In November 2012, the Company and certain other parties to the Management Shareholders Agreement, dated as of March 28, 2005, by and among the Company and certain other persons named therein (including certain members of the Company’s management team and the Remaining Sponsors) (as amended, the “Management Shareholders Agreement”) terminated the Management Shareholders Agreement (the “Termination”). The Termination terminates certain restrictions on transfer applicable to shares of the Company held by members of management that were parties to the Management Shareholders Agreement, as well as certain piggy-back registration rights held by such members of management.

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

Summary

The following are certain significant events that occurred in the nine months ended September 30, 2012:

•

During the nine months ended September 30, 2012, we made optional prepayments in an aggregate amount of $350 million of our term loan indebtedness under our Senior Secured Credit Facilities (as defined below);

•

In November 2011, we announced that our Board of Directors had authorized the redemption of up to an aggregate of $250 million of our ordinary shares (the “Prior Redemption Program”). Pursuant to our Prior Redemption Program, we redeemed 1.9 million ordinary shares in the nine months ended September 30, 2012 at an aggregate cost of $32 million. Following the settlement of such redemptions, we cancelled all shares redeemed. In August 2012, we announced that our Board of Directors had authorized the renewal of our Prior Redemption Program. The renewed program (the “Current Redemption Program”) replaces our Prior Redemption Program and allows us to redeem up to an aggregate of $250 million of our ordinary shares in addition to those redeemed under our Prior Redemption Program. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption of an aggregate of $250 million of our ordinary shares;

•

In connection with the restructuring of our Western European operations announced in April 2011, we recorded restructuring costs of $50 million in the nine months ended September 30, 2012, which were comprised of pretax severance costs of $57 million and other restructuring costs of $2 million offset, in part, by pension-related curtailment gains of $9 million. We do not expect to record any material expenses relating to the Western European restructuring in future periods;

•

We recorded an impairment charge relating to our intangible assets of $106 million in the nine months ended September 30, 2012, $101 million of which was attributable to the impairment of our DORYX intangible asset following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s (“Impax”) proposed generic version of DORYX 150 mg product (“DORYX 150”) infringed U.S. Patent No. 6,958,161 covering DORYX 150 (the “’161 Patent”) and Mylan’s subsequent introduction of a generic product in May 2012;

•

We recorded a gain of $20 million in the nine months ended September 30, 2012, as a reduction of selling, general and administrative (“SG&A”) expenses, based on the determination that it was no longer probable that the contingent milestone payments to Novartis Pharmaceuticals Corporation (“Novartis”) in connection with our acquisition of the U.S. rights to ENABLEX in October 2010 (“the ENABLEX Acquisition”) would be required to be paid;

•

In August 2012, certain of our subsidiaries entered into an amendment to the credit agreement governing our Initial Senior Secured Credit Facilities (as defined below), pursuant to which the lenders thereunder provided additional term loans in an aggregate principal amount of $600 million (the “Additional Term Loan Facilities” and, together with the Initial Senior Secured Credit Facilities, the “Senior Secured Credit Facilities”), which, together with cash on hand, were used to fund the 2012 Special Dividend (as defined below) and to pay related fees and expenses;

•	In August 2012, we declared a special cash dividend of $4.00 per share, or $1,002 million in the aggregate (the “2012 Special Dividend”);

•

In August 2012, we announced a new dividend policy (the “Dividend Policy”) under which we expect to pay a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. Any declaration by the Board of Directors to pay future cash dividends, however, will depend on our earnings and financial condition and other relevant factors at such time;

•	Our revenue for the quarter ended September 30, 2012 was $606 million and our net income was $113 million; and

•	Our revenue for the nine months ended September 30, 2012 was $1,929 million and our net income was $279 million.

2012 Strategic Transactions

During 2012, we announced the following strategic transactions that impacted our results of operations in the quarter and nine months ended September 30, 2012 as compared to the prior year periods.

Current Redemption Program

On August 7, 2012, we announced that our Board of Directors had authorized our Current Redemption Program, which replaces our Prior Redemption Program and allows us to redeem up to an aggregate of $250 million of our ordinary shares in addition to those redeemed under the Prior Redemption Program. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption by us of an aggregate of $250 million of our ordinary shares. We did not redeem any ordinary shares in the quarter ended September 30, 2012, and consequently $250 million remained available for redemption under the Current Redemption Program as of September 30, 2012. The Current Redemption Program does not obligate us to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 million authorization and may be suspended at any time or from time to time.

2012 Special Dividend Transaction and Related Financing

On August 21, 2012, we declared the 2012 Special Dividend. The 2012 Special Dividend reduced our additional paid-in-capital from $63 million to zero as of August 31, 2012 and increased our accumulated deficit by $939 million. The 2012 Special Dividend was funded, in part, by $600 million of additional term loan borrowings under our Senior Secured Credit Facilities.

New Dividend Policy

On November 6, 2012, we declared our first semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, payable December 14, 2012 to our shareholders of record on November 30, 2012. Under the Dividend Policy, we expect to pay a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. Any declaration by the Board of Directors to pay future cash dividends, however, will depend on our earnings and financial condition and other relevant factors at such time.

2011 Strategic Transactions

During 2011, we announced the following strategic transactions that impacted our results of operations in the quarter and nine months ended September 30, 2012 as compared to the prior year periods.

Refinancing of Senior Secured Indebtedness

On March 17, 2011, our subsidiaries, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower”, and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to refinance our Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “Initial Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility available to all Borrowers. At the closing, we borrowed a total of $3,000 million under the term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under our Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

Western European Restructuring

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees. For a further discussion of the Western European restructuring, including severance charges recorded as a component of restructuring costs in our condensed consolidated statement of operations, see “Note 3” to the notes to our condensed consolidated financial statements.

Manati Facility

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $23 million for the write-down of certain property, plant and equipment and severance costs of $8 million in the nine months ended September 30, 2011. These severance costs relating to the Manati repurposing were settled in cash during the year ended December 31, 2011. The expenses relating to the Manati repurposing were recorded as a component of cost of sales in our condensed consolidated statement of operations.

Prior Redemption Program

In November 2011, we announced that our Board of Directors had authorized the Prior Redemption Program. Pursuant to the Prior Redemption Program, we recorded the redemption of 3.7 million ordinary shares in the year ended December 31, 2011 at an aggregate cost of $56 million. During the nine months ended September 30, 2012, pursuant to the Prior Redemption Program, we recorded the redemption of 1.9 million ordinary shares at an aggregate cost of $32 million. Following the settlement of such redemptions, we cancelled all shares redeemed. As a result of the redemptions recorded during the nine months ended September 30, 2012, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 505 “Equity”, we recorded a decrease in ordinary shares at par value of $0.01 per share, and an increase in an amount equal to the aggregate purchase price above par value in accumulated deficit of approximately $32 million. The Prior Redemption Program allowed us to redeem up to an aggregate of $250 million of our ordinary shares and was to terminate on the earlier of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

Operating Results for the quarters and nine months ended September 30, 2012 and 2011

Revenue

The following table sets forth our revenue for the quarters and nine months ended September 30, 2012 and 2011, with the corresponding dollar and percentage changes:

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$119	$166	$(47)	(28)%	$415	$591	$(176)	(30)%
ATELVIA	19	11	8	73%	51	20	31	155%

Total Osteoporosis	138	177	(39)	(22)%	466	611	(145)	(24)%

Oral Contraceptives
LOESTRIN 24 FE	95	104	(9)	(9)%	300	325	(25)	(8)%
LO LOESTRIN FE	33	23	10	43%	95	42	53	126%
Other Oral Contraceptives	3	3	—	—%	13	15	(2)	(13)%

Total Oral Contraceptives	131	130	1	1%	408	382	26	7%

Hormone Therapy
ESTRACE Cream	45	42	3	7%	143	115	28	24%
Other Hormone Therapy	11	9	2	22%	32	34	(2)	(6)%

Total Hormone Therapy	56	51	5	10%	175	149	26	17%

Other Women’s Healthcare Products	12	15	(3)	(20)%	41	50	(9)	(18)%

Total Women’s Healthcare	337	373	(36)	(10)%	1,090	1,192	(102)	(9)%

Gastroenterology:
ASACOL	191	190	1	1%	589	565	24	4%

Urology:
ENABLEX	45	45	—	—%	130	130	—	—%

Dermatology:
DORYX	20	29	(9)	(31)%	73	127	(54)	(43)%

Other:
Other products net sales	8	11	(3)	(27)%	32	44	(12)	(27)%
Contract manufacturing product sales	2	5	(3)	(60)%	8	15	(7)	(47)%
Other revenue(2)	3	2	1	50%	7	9	(2)	(22)%

Total Revenue	$606	$655	$(49)	(7)%	$1,929	$2,082	$(153)	(7)%

(1)	Includes “other revenue” of $12 million and $18 million for the quarters ended September 30, 2012 and 2011, respectively, and $43 million and $59 million for the nine months ended September 30, 2012 and 2011, respectively, as reported in our condensed consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi-Aventis U.S. LLC.
(2)	Excludes “other revenue” of $12 million and $18 million for the quarters ended September 30, 2012 and 2011, respectively, and $43 million and $59 million for the nine months ended September 30, 2012 and 2011, respectively, as reported in our condensed consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi-Aventis U.S. LLC.

Total revenue in the quarter ended September 30, 2012 was $606 million, a decrease of $49 million, or 7%, compared to the same quarter in the prior year. Total revenue in the nine months ended September 30, 2012 was $1,929 million, a decrease of $153 million, or 7%, compared to the same period in the prior year. For the quarter ended September 30, 2012, the decrease in revenues as compared to the prior year quarter was primarily driven by a decline in ACTONEL revenues of $47 million, due in large part to continuing declines in ACTONEL rest of world (“ROW”) and Canadian net sales following the 2010 loss of exclusivity in Western Europe and Canada, as well as the overall declines in the U.S. oral bisphosphonate market, offset, in part, by net sales growth in certain promoted products, primarily LO LOESTRIN FE, ATELVIA and ESTRACE Cream. For the nine months ended September 30, 2012, the decrease was primarily attributable to a decline in ACTONEL revenues of $176 million, due in large part to the overall declines in the U.S. oral bisphosphonate market, as well as continuing declines in ACTONEL ROW and Canadian net sales following the 2010 loss of exclusivity in Western Europe and Canada and a decline in DORYX net sales of $54 million, which was offset, in part, by net sales growth in certain promoted products, primarily LO LOESTRIN FE, ATELVIA, ESTRACE Cream and ASACOL as compared to the prior year period.

Period-over-period changes in the net sales of our products are a function of a number of factors, including changes in: market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. In addition, the launch of new products, the loss of exclusivity for our products and transactions such as product acquisitions and dispositions may also, from time to time, impact our period over period net sales. We use IMS Health, Inc. (“IMS”) estimates of filled prescriptions for our products as a proxy for market demand in the United States. Although these estimates provide a broad indication of market trends for our products in the United States, the relationship between IMS estimates of filled prescriptions and actual unit sales can vary, and as a result, such estimates may not always be an accurate predictor of our unit sales. When our unit sales to our direct customers in any period exceed market demand for our products by end-users (as measured by estimates of filled prescriptions or its equivalent in units), our sales in excess of demand must be absorbed before our direct customers begin to order again, thus potentially reducing our expected future unit sales. Conversely, when market demand by end-users of our products exceeds unit sales to our direct customers in any period, our expected future unit sales to our direct customers may increase. We refer to the estimated amount of inventory held by our direct customers and pharmacies and other organizations that purchase our product from our direct customers, which is generally measured by the estimated number of days of end-user demand on hand, as “pipeline inventory”. Pipeline inventories expand and contract in the normal course of business. As a result, our unit sales to our direct customers in any period may exceed or be less than actual market demand for our products by end-users (as measured by estimates of filled prescriptions). When comparing reported product sales between periods, it is important to not only consider market demand by end-users, but also consider whether estimated pipeline inventories increased or decreased during each period.

Revenues of our osteoporosis products decreased $39 million, or 22%, in the quarter ended September 30, 2012, and $145 million, or 24%, in the nine months ended September 30, 2012, compared with the prior year periods. Total revenues of ACTONEL were $119 million and $415 million, in the quarter and nine months ended September 30, 2012, respectively, compared to $166 million and $591 million, respectively, in the prior year periods. Total ACTONEL revenues were comprised of the following components:

	Quarter Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(dollars in millions)	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
United States	$77	$83	$(6)	(7)%	$243	333	$(90)	(27)%
Non-U.S. North America	5	17	(12)	(71)%	31	47	(16)	(34)%
ROW	25	48	(23)	(48)%	98	152	(54)	(36)%

Total net sales	107	148	(41)	(28)%	372	532	(160)	(30)%

ROW, other revenue	12	18	(6)	(33)%	43	59	(16)	(27)%

Total ACTONEL revenues	$119	$166	$(47)	(28)%	$415	$591	$(176)	(30)%

In the United States, ACTONEL net sales decreased $6 million, or 7%, in the quarter ended September 30, 2012 compared with the prior year quarter, primarily due to a decrease in filled prescriptions of 36%, offset, in part, by a decrease in sales-related deductions, an expansion of pipeline inventories, and higher average selling prices. In the nine months ended September 30, 2012, ACTONEL net sales in the United States decreased $90 million, or 27%, compared with the prior year period, primarily due to a decrease in filled prescriptions of 37%, offset, in part, by higher average selling prices and an expansion of pipeline inventories as compared to the prior year period. In the United States, ACTONEL filled prescriptions continue to decline due primarily to declines in prescriptions within the overall oral bisphosphonate market. ACTONEL ROW net sales were $25 million in the quarter ended September 30, 2012, down 48% from $48 million in the prior year quarter. In the nine months ended September 30, 2012, ACTONEL ROW net sales were $98 million, down 36% from $152 million in the prior year period. The decline in ACTONEL ROW net sales in the quarter and nine months ended September 30, 2012 was due to the continued declines in ROW net sales following the 2010 loss of exclusivity in Western Europe. Non-U.S. North American revenues were $5 million and $17 million in the quarters ended September 30, 2012 and 2011, respectively, and were $31 million and $47 million in the nine months ended September 30, 2012, respectively. The declines in the Non-U.S. North American revenues in both periods were due to the impact of generic competition following the loss of exclusivity in Canada at the end of 2010. While we expect to continue to experience significant declines in total ACTONEL revenues in future periods, we expect net sales from our new product ATELVIA will grow and partially offset some of those declines in the U.S. and Canadian markets. ATELVIA, which we began to promote in the United States in early 2011 and in Canada in early 2012, generated net sales of $19 million and $11 million in the quarters ended September 30, 2012 and 2011, respectively, and $51 million and $20 million in the nine months ended September 30, 2012 and 2011, respectively. The increase in ATELVIA net sales in the United States primarily relates to an increase in filled prescriptions of 51% and 124% in the quarter and nine months ended September 30, 2012, respectively, offset, in part, by an increase in sales-related deductions as compared to the prior year periods.

Net sales of our oral contraceptive products increased $1 million, or 1%, in the quarter ended September 30, 2012 and $26 million, or 7%, in the nine months ended September 30, 2012, compared with the prior year periods. LOESTRIN 24 FE generated net sales of $95 million in the quarter ended September 30, 2012, a decrease of 9%, compared with $104 million in the prior year quarter. During the nine months ended September 30, 2012, LOESTRIN 24 FE generated net sales of $300 million, a decrease of 8%, compared with $325 million in the prior year period. LOESTRIN 24 FE filled prescriptions were negatively impacted by our shift in promotional focus to LO LOESTRIN FE beginning in early 2011. More specifically, the decrease in LOESTRIN 24 FE net sales in the quarter and nine months ended September 30, 2012 as compared to the prior year periods was primarily due to a decrease in filled prescriptions of 15% and 16%, respectively, and an increase in sales-related deductions, offset, in part, by higher average selling prices and an expansion of pipeline inventories relative to the prior year periods. LO LOESTRIN FE, which we began to promote in the United States in early 2011 and is currently the primary promotional focus of our women’s healthcare sales force efforts, generated net sales of $33 million and $23 million, in the quarters ended September 30, 2012 and 2011, respectively, an increase of 43%. Additionally, LO LOESTRIN FE generated net sales of $95 million and $42 million in the nine months ended September 30, 2012 and 2011, respectively, an increase of 126%. The increase in LO LOESTRIN FE net sales primarily relates to an increase in filled prescriptions of 127% and 258% in the quarter and nine months ended September 30, 2012, respectively, offset, in part, by an increase in sales-related deductions as compared to the prior year periods, as well as a contraction in pipeline inventories in the quarter ended September 30, 2012 as compared to the prior year quarter.

Net sales of our hormone therapy products increased $5 million, or 10%, in the quarter ended September 30, 2012 and $26 million, or 17%, in the nine months ended September 30, 2012, as compared with the prior year periods. Net sales of ESTRACE Cream increased $3 million, or 7%, and $28 million, or 24%, in the quarter and nine months ended September 30, 2012, respectively, as compared to the prior year periods. The increase in ESTRACE Cream net sales in the quarter ended September 30, 2012 compared to the prior year quarter was primarily due to an increase in filled prescriptions of 13% and higher average selling prices, offset, in part, by a contraction of pipeline inventories relative to the prior year quarter. The increase in ESTRACE Cream net sales in the nine months ended September 30, 2012 compared to the prior year period was due primarily to an increase in filled prescriptions of 15%, higher average selling prices and a decrease in sales-related deductions, offset, in part, by a contraction of pipeline inventories relative to the prior year period.

Net sales of ASACOL were $191 million in the quarter ended September 30, 2012, an increase of $1 million, or 1% compared to the prior year quarter. Net sales of ASACOL were $589 million in the nine months ended September 30, 2012, an increase of $24 million, or 4%, compared with the prior year period. ASACOL net sales in North America totaled $178 million in the quarters ended September 30, 2012 and 2011, including net sales in the United States of $172 million in the quarters ended September 30, 2012 and 2011. ASACOL net sales in the United States benefited from higher average selling prices and a decrease in sales-related deductions, offset by a contraction of pipeline inventories and a decrease in filled prescriptions of 3% based on IMS estimates, relative to the prior year quarter. ASACOL net sales in North America in the nine months ended September 30, 2012 and 2011 totaled $552 million and $530 million, respectively, including net sales in the United States of $534 million and $513 million, respectively. The increase in ASACOL net sales in the United States relative to the prior year period was primarily due to higher average selling prices and a decrease in sales-related deductions, offset, in part, by a decrease in filled prescriptions of 3% based on IMS estimates and a contraction of pipeline inventories relative to the prior year period. In the United States, our ASACOL 400 mg product accounted for approximately 69% and 72% of our total ASACOL net sales in the quarter and nine months ended September 30, 2012, respectively. See “Note 14” to the notes to our condensed consolidated financial statements included elsewhere in this report for a description of legal proceedings related to ASACOL.

Net sales of ENABLEX in the quarter and nine months ended September 30, 2012 of $45 million and $130 million, respectively, were flat as compared with the prior year periods. ENABLEX net sales in the quarter and nine months ended September 30, 2012 were impacted by a decrease in filled prescriptions of 17% and 16%, respectively, relative to the prior year periods, offset by decreases in sales-related deductions and higher average selling prices.

Net sales of DORYX decreased $9 million, or 31%, and $54 million, or 43%, in the quarter and nine months ended September 30, 2012, compared to the prior year periods. The decrease in DORYX net sales in the quarter ended September 30, 2012 relative to the prior year quarter was due primarily to the introduction of generic competition for DORYX 150 following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the patent covering DORYX 150, as well as an increase in sales-related deductions, offset, in part, by higher average selling prices relative to the prior year quarter. The decrease in DORYX net sales in the nine months ended September 30, 2012 relative to the prior year period was due primarily to an increase in sales-related deductions relating to changes made to the terms of our loyalty card program and other rebate programs, the introduction of generic competition for DORYX 150 and a contraction in pipeline inventories, offset, in part, by higher average selling prices relative to the prior year period. We expect generic competition for DORYX 150 to result in significant declines in our future DORYX net sales. See “Note 14” to the notes to our condensed consolidated financial statements included elsewhere in this report.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales percentage for the quarters and nine months ended September 30, 2012 and 2011:

(dollars in millions)	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	$ Change	Percent Change
Product net sales	$591	$635	$(44)	(7)%

Cost of sales (excluding amortization)	79	81	(2)	(2)%

Cost of sales percentage	13%	13%

(dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	$ Change	Percent Change

Product net sales	$1,879	$2,014	$(135)	(7)%

Cost of sales (excluding amortization)	221	280	(59)	(21)%

Cost of sales percentage	12%	14%

Cost of sales (excluding amortization) decreased $2 million, or 2%, and $59 million, or 21%, in the quarter and nine months ended September 30, 2012, respectively, compared with the prior year periods. The nine months ended September 30, 2011 included $31 million in costs related to the repurposing of our Manati facility. Excluding the impact of the repurposing, our cost of sales as a percentage of product net sales was 12% in the nine months ended September 30, 2012 and 2011, respectively.

Selling, General & Administrative Expenses

Our SG&A expenses were comprised of the following for the quarters and nine months ended September 30, 2012 and 2011:

(dollars in millions)	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	$ Change	Percent Change
Advertising & Promotion (“A&P”)	$20	$32	$(12)	(38)%
Selling and Distribution	96	130	(34)	(26)%
General, Administrative and Other (“G&A”)	67	54	13	24%

Total	$183	$216	$(33)	(15)%

(dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	$ Change	Percent Change
A&P	$69	$118	$(49)	(42)%
Selling and Distribution	310	392	(82)	(21)%
G&A	175	207	(32)	(15)%

Total	$554	$717	$(163)	(23)%

SG&A expenses for the quarter ended September 30, 2012 were $183 million, a decrease of $33 million, or 15%, from $216 million in the prior year quarter. SG&A expenses for the nine months ended September 30, 2012 were $554 million, a decrease of $163 million, or 23%, from $717 million in the prior year period. A&P expenses decreased $12 million, or 38%, and $49 million, or 42%, in the quarter and nine months ended September 30, 2012, respectively, as compared to the prior year periods. The quarter and nine months ended September 30, 2011 included A&P expenses attributable to the U.S. launches of LO LOESTRIN FE and ATELVIA, including direct-to-consumer spend in the nine months ended September 30, 2011, which were not present in the 2012 periods. In addition, the quarter and nine months ended September 30, 2012 benefited from a reduction in expenses resulting from operating savings realized as a result of the Western European restructuring. Selling and distribution expenses decreased $34 million, or 26%, and $82 million, or 21%, in the quarter and nine months ended September 30, 2012, respectively, as compared to the prior year periods. The decrease in the quarter and nine months ended September 30, 2012 relative to the prior year periods was primarily due to a reduction in expenses resulting from operating savings realized as a result of the Western European restructuring, the absence of expenses incurred in the prior year periods relating to the launches of LO LOESTRIN FE and ATELVIA, higher U.S. personnel costs in the prior year periods and a reduction in co-promote expenses due to the continuing decrease in ACTONEL ROW net sales following the 2010 loss of exclusivity in Western Europe.

G&A expenses increased $13 million, or 24%, in the quarter ended September 30, 2012 relative to the prior year quarter. This increase relative to the prior year quarter was due, in part, to a decrease in foreign currency gains of $6 million, an increase in professional and legal fees and a $6 million litigation-related charge in the quarter ended September 30, 2012, offset, in part, by operating savings resulting from the Western European restructuring. The $6 million litigation-related charge represents our current estimate of damages that are probable to be paid in connection with our DORYX 150 patent litigation. G&A expenses decreased $32 million, or 15%, in the nine months ended September 30, 2012 relative to the prior year period. Included in G&A expenses in the nine months ended September 30, 2012 was a $20 million gain relating to the reversal of the liability for contingent milestone payments, which have been deemed no longer probable of being paid in accordance with ASC Topic 450 “Contingencies”. Excluding the impact of this gain, G&A decreased by $12 million, or 6%, in the nine months ended September 30, 2012 relative to the prior year period. The decrease in G&A expenses in the nine months ended September 30, 2012 as compared to the prior year period was due, in part, to operating savings resulting from the Western European restructuring, offset, in part, by an increase in professional and legal fees and a $6 million litigation-related charge.

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

In the quarter ended September 30, 2012, we recorded restructuring costs of zero, which were comprised of pretax severance costs of zero and other restructuring costs of $1 million, offset, in full, by pension-related curtailment gains of $1 million. In the nine months ended September 30, 2012, we recorded restructuring costs of $50 million, which were comprised of pretax severance costs of $57 million and other restructuring costs of $2 million, offset, in part, by pension-related curtailment gains of $9 million. In the quarter and nine months ended September 30, 2011, we recorded restructuring costs of $45 million and $104 million, respectively, which were comprised of pretax severance costs of $43 million and $101 million, respectively, and other restructuring costs of $2 million and $3 million, respectively. We do not expect to record any material expenses relating to the Western European restructuring in future periods.

R&D

Our research and development (“R&D”) expenses were comprised of the following for the quarters and nine months ended September 30, 2012 and 2011:

(dollars in millions)	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	$ Change	Percent Change
Unallocated overhead expenses	$13	$14	$(1)	(7)%
Expenses allocated to specific projects	5	11	(6)	(55)%
Regulatory fees	7	1	6	600%

Total	$25	$26	$(1)	(4)%

(dollars in millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	$ Change	Percent Change
Unallocated overhead expenses	$44	$47	$(3)	(6)%
Expenses allocated to specific projects	18	32	(14)	(44)%
Payments to third parties	2	—	2	100%
Regulatory fees	9	3	6	200%

Total	$73	$82	$(9)	(11)%

Our investment in R&D decreased $1 million, or 4%, and $9 million, or 11%, in the quarter and nine months ended September 30, 2012, respectively, as compared to the prior year periods. The decrease in the quarter and nine months ended September 30, 2012 relative to the prior year periods was primarily due to the timing and stages of development of our various R&D projects offset, in part, by an increase in regulatory fees primarily related to the filing of certain new product applications with the U.S. Food and Drug Administration (“FDA”), including in respect of next generation versions of certain of our existing products. Our R&D expenses consist of our internal development costs, fees paid to contract development groups and license fees paid to third parties, including a $2 million payment made to Paratek Pharmaceuticals, Inc. in connection with the achievement of a developmental milestone during the nine months ended September 30, 2012. Project-related costs in the quarter and nine months ended September 30, 2012 primarily related to project spend within our dermatology, women’s healthcare, and urology therapeutic categories. Project-related costs in the quarter ended September 30, 2011 primarily related to project spend within our women’s healthcare, dermatology and urology therapeutic categories. Project-related costs in the nine months ended September 30, 2011 primarily related to project spend within our urology, dermatology and women’s healthcare therapeutic categories.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets in the quarters ended September 30, 2012 and 2011 was $122 million and $148 million, respectively. Amortization of intangible assets in the nine months ended September 30, 2012 and 2011 was $376 million and $443 million, respectively. Our amortization methodology is calculated on either an economic benefit model or a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or the launch of a competing generic product, we may accelerate amortization or record an impairment charge and write-down the value of the related intangible asset. Based on our review of future cash flows, we recorded an impairment charge in the nine months ended September 30, 2012 of $106 million, $101 million of which was attributable to the impairment of our DORYX intangible asset following the April 30, 2012 decision of the United States District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the patent covering DORYX 150 and Mylan’s subsequent introduction of a generic product in May 2012. We expect our 2012 amortization expense to decline compared to 2011 as most of our intangible assets are amortized on an accelerated basis.

Net interest expense

Our net interest expense was comprised of the following for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended	Quarter Ended	$	Percent
(dollars in millions)	September 30, 2012	September 30, 2011	Change	Change
Interest expense on outstanding indebtedness, net of interest income	$50	$53	$(3)	(6)%
Amortization of deferred loan costs	4	6	(2)	(33)%
Write-off of deferred loan costs, including refinancing premium, resulting from debt prepayments and other	11	4	7	175%

Total	$65	$63	$2	3%

	Nine Months Ended	Nine Months Ended	$	Percent
(dollars in millions)	September 30, 2012	September 30, 2011	Change	Change
Interest expense on outstanding indebtedness, net of interest income	$147	$178	$(31)	(17)%
Amortization of deferred loan costs	14	20	(6)	(30)%
Write-off of deferred loan costs, including refinancing premium, resulting from debt prepayments and other	18	85	(67)	(79)%

Total	$179	$283	$(104)	(37)%

Net interest expense for the quarter ended September 30, 2012 was $65 million, an increase of $2 million, or 3%, as compared to the prior year quarter. Included in net interest expense in the quarter ended September 30, 2012 was $11 million relating to the write-off of deferred loan costs in connection with the amendment to the credit agreement governing our Initial Senior Secured Credit Facilities in August 2012 due to such amendment being deemed a debt modification requiring debt extinguishment treatment in accordance with ASC 405-20 “Extinguishment of Liabilities”. Included in net interest expense in the quarter ended September 30, 2011 was $4 million relating to the write-off of deferred loan costs associated with $150 million of optional prepayments of term loans under our Senior Secured Credit Facilities. Excluding these write-offs of deferred loan costs, net interest expense decreased $5 million in the quarter ended September 30, 2012 relative to the prior year quarter. The decrease was due in large part to a decrease in our average outstanding indebtedness relative to the same quarter in 2011. The decrease in our average outstanding indebtedness relative to the prior year quarter was due to optional prepayments and repayments of term debt made during 2011 and in the first half of 2012, offset, in part, by $600 million of Additional Term Loan Facilities.

Net interest expense for the nine months ended September 30, 2012 was $179 million, a decrease of $104 million, or 37%, as compared to the prior year period. Included in net interest expense in the nine months ended September 30, 2011 was the write-off of deferred loan costs of $85 million, comprised of $77 million associated with optional prepayments of debt and the repayment of the outstanding balance in connection with the refinancing of our Prior Senior Secured Credit Facilities in March 2011, and $8 million relating to the optional prepayments of $300 million of term loan indebtedness under our Senior Secured Credit Facilities. Included in net interest expense for the nine months ended September 30, 2012 was $18 million relating to the write-off of deferred loan costs associated with the optional prepayments of $350 million of indebtedness under our Senior Secured Credit Facilities made in the first quarter of 2012 and in connection with the amendment to the credit agreement governing our Initial Senior Secured Credit Facilities in August 2012. Excluding these write-offs of deferred loan costs, net interest expense decreased $37 million in the nine months ended September 30, 2012 relative to the prior year quarter. The decrease was due in large part to a decrease in our average outstanding indebtedness relative to the same period in 2011, as well as reduced interest rates on our term loan indebtedness as a result of the refinancing of our Prior Senior Secured Credit Facilities. The decrease in our average outstanding indebtedness was due to optional prepayments and repayments of term debt made during 2011 and in the first quarter of 2012, offset, in part, by $600 million of Additional Term Loan Facilities.

Provision for Income Taxes

We operate in many tax jurisdictions including: Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. Our effective tax rate for the quarter and nine months ended September 30, 2012 was 14% and 25%, respectively. Our effective tax rate for the quarter and nine months ended September 30, 2011 was 57% and 53%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes. For the nine months ended September 30, 2012, the discrete items included reserves related to the announced restructuring of certain of our Western European operations, as well as the impairment charge relating to our DORYX intangible asset. For the nine months ended September 30, 2011, the discrete items included valuation allowances related to the announced restructuring of certain of our Western European operations, as well as the repurposing of our Manati facility. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes”.

Our U.S. operating entities (as they existed prior to the PGP Acquisition) entered into an advanced pricing agreement (“APA”) with the Internal Revenue Service (“IRS”) covering the calendar years 2006 through 2010. The APA is an agreement with the IRS that specifies the agreed upon terms under which our U.S. entities are compensated for distribution and service transactions between our U.S. and non-U.S. entities. We are seeking a renewal of our APA covering calendar years after 2010 and it is reasonably possible that APA negotiations could reach final resolution within the next 12 months, although we can provide no assurances regarding any such renewal or the timing or terms thereof. At this time, we are unable to estimate the possible effect, if any, of any such renewal on the recorded amount of uncertain tax positions pursuant to ASC Topic 740 “Accounting for Income Taxes”.

Net Income

Due to the factors described above, we reported net income of $113 million and $33 million in the quarters ended September 30, 2012 and 2011, respectively, and $279 million and $81 million in the nine months ended September 30, 2012 and 2011, respectively.

Operating Results by Segment

Our business is organized into two reportable segments, North America (which includes the United States, Canada and Puerto Rico) and the ROW consistent with how we manage our business and view the markets we serve. We manage our business separately in North America and ROW as components of an enterprise for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. In addition to managing our results of operations in the two reportable segments, we manage revenues at a brand level as presented.

We measure an operating segment’s performance primarily based on segment operating profit, which excludes interest, and is used by the chief operating decision maker to evaluate the success of a specific region.

In the quarters ended September 30, 2012 and 2011, revenues in North America were $950 million and $810 million, respectively. In the nine months ended September 30, 2012 and 2011, revenues in North America were $2,975 million and $3,134 million, respectively. In the quarters ended September 30, 2012 and 2011, revenues in ROW were $85 million and $89 million, respectively. In the nine months ended September 30, 2012 and 2011, revenues in ROW were $289 million and $495 million, respectively. Our revenues by segment fluctuate from period to period primarily due to the timing of our inter-segment revenues.

In the quarters ended September 30, 2012 and 2011, segment operating profits in North America were $185 million and $51 million, respectively. In the nine months ended September 30, 2012 and 2011, segment operating profits in North America were $566 million and $698 million, respectively. In the quarters ended September 30, 2012 and 2011, segment operating profits in ROW were $10 million and $3 million, respectively. In the nine months ended September 30, 2012 and 2011, segment operating profits in ROW were $49 million and $20 million, respectively. Our segment operating profit fluctuates based on many factors, including the timing and amount of our inter-segment revenues and mix of profit by jurisdiction.

Financial Condition, Liquidity and Capital Resources

Cash

At September 30, 2012, our cash on hand was $304 million, as compared to $616 million at December 31, 2011. As of September 30, 2012, our total outstanding debt was $4,018 million and consisted of $2,761 million of term loan borrowings under our Senior Secured Credit Facilities, $1,250 million aggregate principal amount of 7.75% Notes (as defined below), and $7 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

	Nine Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2012	September 30, 2011
Net cash provided by operating activities	$548	$783
Net cash (used in) investing activities	(23)	(36)
Net cash (used in) financing activities	(838)	(833)
Effect of exchange rates on cash and cash equivalents	1	—

Net (decrease) in cash and cash equivalents	$(312)	$(86)

We reported net income of $279 million in the nine months ended September 30, 2012 as compared to $81 million for the prior year period. Net income in both periods was negatively impacted by certain non-cash expenses. The primary reasons for the decline in our net cash provided by operating activities in the nine months ended September 30, 2012 relative to the prior year period were changes in certain working capital components. In the nine months ended September 30, 2011, severance related accruals increased $56 million due to the recording of restructuring charges in excess of payments made as compared to a $4 million decrease in the nine months ended September 30, 2012 as we began making cash payments to severed employees. Also reducing net cash from operating activities in the nine months ended September 30, 2012 relative to the prior year period was the timing of our (i) ACTONEL co-promotion liability payments which reduced cash by $80 million as compared to a reduction of $29 million in the prior year period and (ii) cash payments for income taxes. In addition, our trade accounts receivable increased and our accrued expenses decreased in the nine months ended September 30, 2012 relative to the prior year period as a result of timing. We have $91 million of total liabilities recorded for unrecognized tax benefits (including interest) under ASC Topic 740 “Accounting for Income Taxes”. It is reasonably possible that we will renew our APA within the next 12 months and that certain of these liabilities might be settled as a result. At present, we are unable to estimate the amount of the $91 million of recorded liabilities, if any, that could be settled within the next twelve months.

Our net cash used in investing activities during the nine months ended September 30, 2012 and 2011 totaled $23 million and $36 million, respectively, and consisted of capital expenditures in each period.

Our net cash used in financing activities in the nine months ended September 30, 2012 totaled $838 million and principally consisted of cash paid of $955 million related to the 2012 Special Dividend (with the remaining dividend payable to be funded in future periods, including $38 million in October of 2012), repayments of $444 million of term debt under our Senior Secured Credit Facilities and cash paid of $15 million for loan costs, offset, in part, by $600 million of additional borrowings under our Senior Secured Credit Facilities. The timing of payments in respect of the 2012 Special Dividend primarily relates to the Irish withholding tax considerations. We also paid $32 million in the nine months ended September 30, 2012 to redeem ordinary shares under our Prior Redemption Program. We did not make any optional prepayments of term debt under our Senior Secured Credit Facilities or redeem any ordinary shares under our Prior Redemption Program or Current Redemption Program in the quarter ended September 30, 2012. Our net cash used in financing activities in the nine months ended September 30, 2011 was $833 million, principally consisting of prepayments and repayments in an aggregate amount of $3,419 million of term debt under our Prior Senior Secured Credit Facilities, prepayments and repayments of $368 million of term debt under our Senior Secured Credit Facilities and the payment of loan costs of $51 million, offset, in part, by $3,000 million of borrowings under our Senior Secured Credit Facilities.

Senior Secured Credit Facilities

On March 17, 2011, Holdings III and the Borrowers entered into the Credit Agreement with the Lenders and Bank of America, N.A. as administrative agent in order to refinance our Prior Senior Secured Credit Facilities. Pursuant to the Credit Agreement, the Lenders provided the Initial Senior Secured Credit Facilities in an aggregate amount of $3,250 million comprised of (i) $3,000 million in aggregate term loan facilities and (ii) a $250 million revolving credit facility available to all Borrowers (the “Revolving Credit Facility”). The term loan facilities were initially comprised of (i) a $1,250 million Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 million Term B Loan Facility consisting of an $800 million Term B-1 Loan, a $400 million Term B-2 Loan and a $550 million Term B-3 Loan (together, the “Initial Term B Loans”). The proceeds of these term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under our Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

On August 20, 2012, Holdings III and the Borrowers entered into an amendment to the Credit Agreement, pursuant to which the Lenders provided the Additional Term Loan Facilities in an aggregate principal amount of $600 million, which, together with cash on hand, were used to fund the 2012 Special Dividend and to pay related fees and expenses. The Additional Term Loan Facilities were comprised of (i) a $250 million Term B-4 Loan Facility and a $50 million Term B-5 Loan Facility (collectively, the “Term B-4/5 Loan”) and (ii) a $300 million Additional Term B-1 Loan Facility (the “Additional Term B-1 Loan”).

The Term A Loan matures on March 17, 2016 and bears interest at LIBOR plus 3.00%, with a LIBOR floor of 0.75%, each of the Initial Term B Loans and the Additional Term B-1 Loan matures on March 15, 2018 and bears interest at LIBOR plus 3.25%, with a LIBOR floor of 1.00%, and the Term B-4/5 Loan matures on August 20, 2017 and bears interest at LIBOR plus 3.00%, with no LIBOR floor. The Revolving Credit Facility matures on March 17, 2016 and includes a $20 million sublimit for swing line loans and a $50 million sublimit for the issuance of standby letters of credit. Any swing line loans and letters of credit would reduce the available commitment under the Revolving Credit Facility on a dollar-for-dollar basis. Loans drawn under the Revolving Credit Facility bear interest at LIBOR plus 3.00%, and letters of credit issued under the Revolving Credit Facility are subject to a fee equal to 3.00% per annum on the amounts thereof. The Borrowers are also required to pay a commitment fee on the unused commitments under the Revolving Credit Facility at a rate of 0.75% per annum, subject to leverage-based step-downs.

The loans and other obligations under the Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. During the nine months ended September 30, 2012, we made optional prepayments of $350 million of term loans under our Senior Secured Credit Facilities. As of September 30, 2012, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the Revolving Credit Facility as of September 30, 2012.

The Senior Secured Credit Facilities specify certain customary events of default including, without limitation, non-payment of principal or interest, violation of covenants, breaches of representations and warranties in any material respect, cross default or cross acceleration of other material indebtedness, material judgments and liabilities, certain Employee Retirement Income Security Act events and invalidity of guarantees and security documents under the Senior Secured Credit Facilities.

The fair value of our debt outstanding under our Senior Secured Credit Facilities as of September 30, 2012 and December 31, 2011, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,777 million (book value of $2,761 million) and $2,601 million (book value of $2,604 million), respectively.

Prior Senior Secured Credit Facilities

On October 30, 2009, in connection with the acquisition of The Procter & Gamble Company’s global branded pharmaceuticals business, Holdings III and its subsidiaries, the Luxco Borrower, WCC and WCCL, entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch as administrative agent and lender, and the other lenders and parties thereto, pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200 million (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,600 million of term loans, a $250 million revolving credit facility and a $350 million delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350 million, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of our then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a second amendment pursuant to which the lenders provided additional term loans in an aggregate principal amount of $1,500 million which, together with the proceeds from the issuance of $750 million aggregate principal amount of the 7.75% Notes (as defined below), were used to fund a special cash dividend to our shareholders in the amount of $8.50 per share, or $2,144 million in the aggregate, and to pay related fees and expenses.

7.75% Notes

On August 20, 2010, we and certain of our subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “Initial 7.75% Notes”). The Initial 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by us and our subsidiaries that guarantee obligations under the Senior Secured Credit Facilities, subject to certain exceptions. The Initial 7.75% Notes will mature on September 15, 2018. Interest on the Initial 7.75% Notes is payable on March 15 and September 15 of each year, with the first payment made on March 15, 2011.

On September 29, 2010, the Issuers issued an additional $500 million aggregate principal amount of 7.75% senior notes due 2018 at a premium of $10 million (the “Additional 7.75% Notes” and, together with the Initial 7.75% Notes, the “7.75% Notes”). The proceeds from the issuance of the Additional 7.75% Notes were used by us to fund our $400 million upfront payment in connection with the ENABLEX Acquisition and for general corporate purposes. The Additional 7.75% Notes constitute a part of the same series as the Initial 7.75% Notes. The Issuers’ obligations under the Additional 7.75% Notes are guaranteed by us and by our subsidiaries that guarantee obligations under the Senior Secured Credit Facilities, subject to certain exceptions. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

The Indenture contains restrictive covenants that limit, among other things, the ability of each of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to comply with covenants, and specified events of bankruptcy and insolvency.

As of September 30, 2012 and December 31, 2011, the fair value of our outstanding 7.75% Notes ($1,250 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,325 million and $1,278 million, respectively.

Components of Indebtedness

As of September 30, 2012, our outstanding debt included the following:

	Current Portion	Long-Term	Total Outstanding
	as of	Portion as of	as of
(dollars in millions)	September 30, 2012	September 30, 2012	September 30, 2012
Revolving Credit Facility under the Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	171	2,590	2,761
7.75% Notes (including $7 unamortized premium)	1	1,256	1,257

Total	$172	$3,846	$4,018

As of September 30, 2012, scheduled mandatory principal repayments of long-term debt in the period from October 1, 2012 to December 31, 2012 and each of the five years ending December 31, 2013 through 2017 and thereafter were as follows:

Aggregate
Maturities
Year Ending December 31,	(in millions)
2012 (remaining)	$43
2013	178
2014	201
2015	246
2016	91
2017	83
Thereafter	3,169

Total long-term debt to be settled in cash	$4,011
7.75% Notes unamortized premium	7

Total long-term debt	$4,018

Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness, and to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, any declaration by our Board of Directors to pay future cash dividends on our ordinary shares under our new Dividend Policy will depend on our earnings and financial condition and other relevant factors at such time. Based on the current level of operations, we believe that cash flows from the operations for each of our significant subsidiaries, available cash and short-term investments, together with borrowings available under our Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required to settle accrued expenses in connection with the restructuring of our Western European operations, the payments that we expect to make under our new Dividend Policy and the timing of payments for product rebates and other sales-related deductions. We continue to explore ways to enhance shareholder value. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we may make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, return capital to our shareholders or pursue compelling strategic alternatives. As a result of the above mentioned prepayments of long-term debt, if any, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we engage in strategic business transactions in the future, such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges as of September 30, 2012.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,761 million as of September 30, 2012, a 1.0% increase in interest rates above our LIBOR floors which we are currently below, would impact net interest expense by approximately $7 million per quarter.

Foreign Currency Risk

A portion of our earnings and net assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). In addition, we have intercompany financing arrangements between our entities and cash on hand, certain of which may be denominated in a currency other than the entities’ functional currency. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and impact our results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate fluctuations.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of September 30, 2012, the Company had no derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we may not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters and nine months ended September 30, 2012 and 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings of a nature considered normal to our business, including product liability litigation, intellectual property litigation, employment litigation and other litigation and contingencies. The outcome of such litigation is uncertain, and we may from time to time enter into settlements to resolve such litigation that could result, among other things, in the sale of generic versions of our products prior to the expiration of our patents.

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

See “Note 14” to our notes to the condensed consolidated financial statements for the quarter ended September 30, 2012 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

In addition to the other information in this report on Form 10-Q, the factors discussed in “Risk Factors” in our periodic filings, including our Annual Report on Form 10-K for the year ended December 31, 2011, should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our periodic reports are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our periodic filings or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 5.	Other Information

Effective November 9, 2012, Todd M. Abbrecht resigned from the Board of Directors of Warner Chilcott plc. Mr. Abbrecht’s resignation was not the result of any disagreement with the Company.

On November 8, 2012, Warner Chilcott plc and certain other parties to the Management Shareholders Agreement, dated as of March 28, 2005, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein (as amended, the “Management Shareholders Agreement”) terminated the Management Shareholders Agreement (the “Termination”). The Termination terminates certain restrictions on transfer applicable to shares of the Company held by members of management that were parties to the Management Shareholders Agreement, as well as certain piggy-back registration rights held by such members of management. The Termination has been filed as an exhibit to this quarterly report on Form 10-Q.

Item 6.	Exhibits

4.1	Termination, dated as of November 8, 2012, of the Management Shareholders Agreement, dated as of March 28, 2005, as amended, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: November 9, 2012	By:	/s/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer