Form 10-K
period 2012-12-31
Warner Chilcott plc
filed 2013-02-22
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-53772

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of ordinary shares held by non-affiliates as of June 30, 2012 was approximately $3,022 million, using the closing price per share of $17.93, as reported on The NASDAQ Global Market as of such date. Ordinary shares held by our executive officers and directors and certain shareholders as of June 30, 2012 have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 8, 2013, the number of the registrant’s ordinary shares, par value $0.01 per share, outstanding was 250,590,087.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (“Annual Report”) is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s Annual Meeting of Shareholders to be held on May 7, 2013.

WARNER CHILCOTT PLC

i

PART I.

Item 1. Business.

Business Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. We are a fully integrated company with internal resources dedicated to the development, manufacture and promotion of our products. Our franchises are comprised of complementary portfolios of established branded and development-stage products that we actively manage throughout their life cycles. Multiple products make up our existing sales base and several of these provide opportunities for future growth.

Our women’s healthcare franchise is anchored by our strong presence in the hormonal contraceptive, osteoporosis and hormone therapy (“HT”) markets. Our hormonal contraceptive product offerings include: LOESTRIN 24 FE (norethindrone acetate and ethinyl estradiol tablets, USP and ferrous fumarate tablets), the leading branded product in the U.S. hormonal contraception market according to IMS Health, Inc. (“IMS”), and LO LOESTRIN FE (norethindrone acetate and ethinyl estradiol tablets, ethinyl estradiol tablets and ferrous fumarate tablets), our hormonal contraceptive product launched in January 2011, which offers women the lowest dosage of estrogen of any oral contraceptive currently available in the U.S. market. Our osteoporosis products are comprised of ACTONEL (risedronate sodium tablets), which we acquired from The Procter & Gamble Company (“P&G”) in October of 2009 in connection with our acquisition (the “PGP Acquisition”) of P&G’s global branded pharmaceuticals business (“PGP”), and ATELVIA (risedronate sodium delayed-release tablets), which was launched in January 2011. ACTONEL remains the leading branded product in the U.S. oral bisphosphonate market for the prevention and treatment of osteoporosis in women, based on IMS data. ATELVIA, a product for the treatment of postmenopausal osteoporosis in the United States and Canada, is the first, and currently the only, oral bisphosphonate that can be taken immediately after breakfast, thereby eliminating the waiting time to eat or drink. We also have a significant presence in the HT market, where we offer ESTRACE Cream (estradiol vaginal cream, USP, 0.01%) and other HT products.

Our gastroenterology franchise is built upon our ASACOL (mesalamine) product line, which we acquired in the PGP Acquisition. ASACOL is the leading treatment for ulcerative colitis in the U.S. market for orally administered 5-aminosalicylic acid products, with approximately 50% of the market based on filled prescriptions based on data reported by IMS. In February 2013, the U.S. Food and Drug Administration (“FDA”) approved DELZICOL (mesalamine) 400 mg delayed-release capsules, our new 400 mg mesalamine product indicated for the treatment of mildly to moderately active ulcerative colitis and for the maintenance of remission of ulcerative colitis. We anticipate that we will commercially launch DELZICOL in March 2013. Our urology franchise is currently centered on ENABLEX (darifenacin extended-release tablets), a product for the treatment of overactive bladder that we acquired from Novartis Pharmaceuticals Corporation (“Novartis”) in late 2010. We also have development work ongoing for potential new products to augment this franchise. In dermatology, our product DORYX (doxycycline hyclate delayed-release tablets, USP) currently remains one of the leading branded tetracycline-class oral antibiotics in the United States indicated for adjunctive treatment of severe acne.

In August 2012, we announced a number of strategic initiatives intended to enhance shareholder value, namely a special dividend transaction pursuant to which we declared a special cash dividend of $4.00 per share, a new dividend policy under which we expect to pay a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share and the renewal of our share redemption program, which allows us to redeem up to an aggregate of $250 million of our ordinary shares.

Unless otherwise stated, all market information is based on total filled prescriptions as reflected in IMS data for the week ended February 1, 2013.

Strategy

Our primary strategy is to grow our specialty pharmaceutical products business by focusing on therapeutic areas dominated by specialist and other high-prescribing physicians. We remain committed to driving long-term revenue and profit growth by continuing to improve upon our portfolio of products and marketing those products through our precision marketing techniques. Furthermore, we intend to supplement this growth and broaden our market position in our existing franchises through ongoing product development and selected acquisition, partnership and product in-licensing opportunities.

Focus on selected therapeutic markets. We primarily concentrate our efforts on branded products that are prescribed by specialty and other high-prescribing physicians, as well as developing products that complement those products and therapeutic categories. We are currently focused on the women’s healthcare, gastroenterology, urology and dermatology segments in the markets we serve.

Drive long-term growth. We believe we are well positioned in our target markets, where we seek to increase our market share by identifying the high-prescribing physicians in our therapeutic categories and then targeting the activities of our sales representatives to reach those specific physicians. We believe this strategy results in an efficient and effective return on our marketing efforts.

Execute focused, efficient R&D effort. We have a number of new products in our research and development (“R&D”) pipeline, including products based upon new chemical entities and improved versions of our existing products. Our product development efforts are focused primarily on developing new products that target therapeutic areas with established regulatory guidance and making improvements to our existing products, including developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, our approach to R&D has historically involved less development and regulatory risk and shorter timelines from concept to market. Substantial time and attention is devoted to making improvements to our existing products and developing new and enhanced dosage forms. Our R&D efforts benefit from an experienced team of scientists, clinicians and regulatory professionals with proven product development expertise. Since March 2003, our internal development efforts have yielded a number of approvals from the FDA, including, in 2013, the approval of DELZICOL and, in 2010, the approvals of ATELVIA, LO LOESTRIN FE and an oral contraceptive which we licensed to Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) (together with its subsidiaries, “Actavis”).

Selectively acquire products that enhance our existing product portfolio. To supplement our organic growth, we continually evaluate opportunities to expand our pharmaceutical product portfolio through selected acquisition, partnership and product in-licensing opportunities. Past examples include transactions with P&G, Novartis, LEO Pharma A/S (“LEO”), Paratek Pharmaceuticals, Inc. (“Paratek”), Dong-A PharmTech Co. Ltd. (“Dong-A”) and Apricus Biosciences, Inc. (formerly NexMed, Inc.) (“Apricus”). We focus on acquisitions and partnerships in therapeutic categories that we believe will complement our strategic focus. For example, the PGP Acquisition broadened our product breadth in women’s healthcare and expanded our reach into gastroenterology and urology. Gastroenterology and urology are specialty segments that we believe are well suited to our marketing strategies as they are characterized by a relatively small concentrated base of physicians. We have acquired a number of products through license, co-promotion arrangements or purchase, including the following:

•	ASACOL

•	ACTONEL

•	ENABLEX

•	ESTRACE Cream

•	FEMHRT

•	LOESTRIN

Our Principal Products

We market and sell the following principal products:

Our Principal Products

	Product (Active Ingredient)	Indication	U.S. Patent Expiry(1)	Year Ended December 31, 2012 Revenue ($mm)
Women’s Healthcare	Osteoporosis
	ACTONEL (Risedronate sodium)	Prevention and treatment of postmenopausal osteoporosis	June 2014(2) and November 2023(3)	$519

	ATELVIA (Risedronate sodium)	Treatment of postmenopausal osteoporosis	June 2014(2), January 2026 and January 2028(4)	$72

	Hormonal Contraceptives
	LOESTRIN 24 FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	July 2014(5)	$389

	LO LOESTRIN FE (Norethindrone acetate and ethinyl estradiol)	Prevention of pregnancy	February 2029(6)	$137

	Hormone Therapy
	ESTRACE Cream (17-beta estradiol)	Vaginal cream for treatment of vaginal and vulvar atrophy	Patent expired March 2001	$194

Gastroenterology	Ulcerative Colitis
	ASACOL 400 mg (Mesalamine)	Treatment of mild to moderate ulcerative colitis and maintenance of remission	July 2013(7)
				$793(8)

	ASACOL HD (800 mg) (Mesalamine)	Treatment of moderately active ulcerative colitis	July 2013(7) and November 2021(9)

Urology	Overactive Bladder
	ENABLEX (Darifenacin)	Treatment of overactive bladder	March 2015 and August 2016(10)	$170

Dermatology	Acne
	DORYX 150 mg (Doxycycline hyclate)	Oral adjunctive therapy for severe acne	(11)	$92(12)

(1)	See Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected,” Item 1. “Business—Competition” and “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. In addition, our products have lost or may lose exclusivity in other countries at earlier dates. For example, ASACOL has no exclusivity in the United Kingdom, and ACTONEL lost exclusivity in Canada in early 2010 and in Western European markets in late 2010.

(2)	New chemical entity (“NCE”) patent covering all ACTONEL and ATELVIA products (the “ACTONEL NCE Patent”) (including a 6-month pediatric extension of regulatory exclusivity). In July 2004, PGP received a Paragraph IV certification notice letter from a subsidiary of Teva Pharmaceutical Industries, Ltd. (together with its subsidiaries, “Teva”) regarding the ACTONEL NCE Patent and indicating that Teva had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004. In that case, Teva admitted patent infringement but alleged that the ACTONEL NCE Patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the ACTONEL NCE Patent as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(3)	Two method patents with respect to the once-a-month ACTONEL product (the “‘938 ACTONEL Method Patent” and the “‘634 ACTONEL Method Patent” and together, the “ACTONEL Method Patents”) (including, in each case, a 6-month pediatric extension of regulatory exclusivity). The ACTONEL Method Patents do not protect the once-a-week ACTONEL product or ATELVIA. In 2008 and 2009, PGP and Hoffman-La Roche Inc. (“Roche”), which licensed the ACTONEL Method Patents to PGP, received Paragraph IV certification notice letters from Teva, Sun Pharma Global, Inc. (“Sun”) and Apotex Inc. and Apotex Corp. (together, “Apotex”) regarding the ‘938 ACTONEL Method Patent (not the ACTONEL NCE Patent) covering the once-a-month ACTONEL product and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product. In February 2010, we and Roche received a Paragraph IV certification notice letter from Mylan Pharmaceuticals Inc. (“Mylan”) regarding the ‘938 ACTONEL Method Patent indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the once-a-month ACTONEL product. PGP and Roche filed a patent infringement suit against Teva (which delivered the first Paragraph IV certification notice letter) in September 2008, against Sun in January 2009 and against Apotex in March 2009. We and Roche filed a patent infringement suit against Mylan in April 2010. The lawsuits resulted in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of our or PGP’s receipt of notice, as applicable, subject to the prior resolution of the matters before the court. The stay of approval of each of Teva’s, Sun’s, Apotex’s and Mylan’s ANDAs has expired, and the FDA has tentatively approved Teva’s ANDA with respect to its generic version of the once-a-month ACTONEL product. However, none of the defendants challenged the validity of the underlying ACTONEL NCE Patent, which covers all of our ACTONEL products (including the once-a-month ACTONEL product), and does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, we do not believe that any of the defendants will be permitted to market their proposed generic versions of the once-a-month ACTONEL product prior to June 2014.

In October, November and December 2010 and February 2011, we and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of the once-a-month ACTONEL product to include a Paragraph IV certification with respect to the ‘634 ACTONEL Method Patent. We and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 charging each with infringement of the ‘634 ACTONEL Method Patent. We believe that no additional 30-month stay is available in these matters because the ‘634 ACTONEL Method Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to the ACTONEL once-a-month product. However, as noted above, the underlying ACTONEL NCE Patent does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity). The suits against Teva, Apotex, Sun and Mylan for infringement of the ACTONEL Method Patents were consolidated for all pretrial purposes, and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit in a different court relating to its Boniva® product, in which the court held that claims on the ‘634 ACTONEL Method Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in our patent infringement litigation relating to the once-a-month ACTONEL product. In the motion, the defendants have sought to invalidate the asserted claims of the ACTONEL Method Patents, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by us and Roche for summary judgment of infringement took place on December 14, 2012. While we and Roche intend to vigorously defend the ACTONEL Method Patents and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ACTONEL once-a-month product will not be approved and enter the market prior to the expiration of the ACTONEL Method Patents in 2023 (including, in each case, a 6-month pediatric extension of regulatory exclusivity). See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(4)

Two formulation and method patents with respect to ATELVIA expiring in January 2028 (the “ATELVIA F&M Patents”) and one formulation patent with respect to ATELVIA expiring in January 2026 (the “ATELVIA Formulation Patent” and, together with the ATELVIA F&M Patents, the “ATELVIA Patents”). In August and October 2011 and March 2012, we received Paragraph IV certification notice letters from Actavis (formerly Watson Pharmaceuticals, Inc.), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”), respectively, regarding the ATELVIA F&M Patents (not the ACTONEL NCE Patent) indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets. We filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012, charging each with infringement of the ATELVIA F&M Patents. On August 21, 2012, the United States Patent and Trademark

Office (the “USPTO”) issued to us the ATELVIA Formulation Patent. We listed the ATELVIA Formulation Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to include the ATELVIA Formulation Patent, and we amended our complaints against Actavis, Teva and Ranbaxy to assert the ATELVIA Formulation Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of our receipt of such defendant’s original notice letter, subject to prior resolution of the matter before the court. We do not believe that the amendment to the complaints against Actavis, Teva and Ranbaxy to assert the ATELVIA Formulation Patent will result in any additional 30-month stay. In addition, none of the ANDA filers certified against the ACTONEL NCE Patent, which covers all of our ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity). As a result, we do not believe that any of the defendants will be permitted to market their proposed generic versions of ATELVIA 35 mg tablets prior to June 2014. While we intend to vigorously defend the ATELVIA Patents and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the ATELVIA 35 mg product will not be approved and enter the market prior to the expiration of the ATELVIA Formulation Patent in 2026 or the ATELVIA F&M Patents in 2028. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(5)	Method patent with respect to our LOESTRIN products (the “LOESTRIN Patent”). In April 2011, we received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care Ltd. (“Famy Care”), regarding the LOESTRIN Patent indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our LOESTRIN 24 FE product. In June 2011, we filed a lawsuit against Famy Care and Mylan charging each with infringement of the LOESTRIN Patent. The lawsuit results in a stay of FDA approval of Famy Care’s ANDA for 30 months from the date of our receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. This 30-month stay expires in October 2013. While we intend to vigorously defend the LOESTRIN Patent and pursue our legal rights, we can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the LOESTRIN Patent in 2014. For example, in January 2009, we entered into a settlement and license agreement with Actavis to resolve patent litigation related to the LOESTRIN Patent. Under the agreement, Actavis agreed, among other things, not to commence marketing its generic equivalent product until the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which we have granted rights to a third party to market a generic version of LOESTRIN 24 FE in the United States or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the United States without authorization from us. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	Method patent with respect to LO LOESTRIN FE (the “LO LOESTRIN Patent”). This patent does not protect the LOESTRIN 24 FE product. In July 2011 and April 2012, we received Paragraph IV certification notice letters from Lupin Ltd. (together with its subsidiaries, “Lupin”) and Actavis, respectively, indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of LO LOESTRIN FE. We filed a lawsuit against Lupin in September 2011 and against Actavis in May 2012 charging each with infringement of the LOESTRIN Patent and the LO LOESTRIN Patent. We granted Lupin and Actavis covenants not to sue on the LOESTRIN Patent with regard to their ANDAs seeking approval for a generic version of LO LOESTRIN FE, and the court dismissed all claims concerning the LOESTRIN Patent in the Lupin and the Actavis litigations in December 2012 and February 2013, respectively. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of our receipt of such defendant’s notice letter, subject to the prior resolution of the matter before the court. While we intend to vigorously defend the LO LOESTRIN Patent and pursue our legal rights, we can offer no assurance as to when the lawsuits will be decided, whether the lawsuits will be successful or that a generic equivalent of the LO LOESTRIN FE product will not be approved and enter the market prior to the expiration of the LO LOESTRIN Patent in 2029. In addition, in August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against us alleging that our manufacture, use, offer for sale, and/or sale of LO LOESTRIN FE infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a claim seeking to invalidate the LO LOESTRIN Patent. Although it is impossible to predict with certainty the outcome of any litigation, we believe that we have a number of strong defenses to the allegations in the complaint and intend to vigorously defend the litigation. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(7)	Formulation and method patent with respect to our ASACOL and DELZICOL products (the “ASACOL Patent”). In connection with the dismissal of our infringement lawsuit against Par Pharmaceutical, Inc. (“Par”) and EMET Pharmaceuticals LLC (“EMET”) relating to our ASACOL 400 mg product, Par informed the court that it no longer intends to seek approval to market a generic version of the ASACOL 400 mg product prior to the expiration of the ASACOL Patent in July 2013 and has converted its original Paragraph IV certification for the ASACOL Patent to a Paragraph III certification.

(8)	Represents total ASACOL revenues (400 mg and HD (800 mg)). Approximately 72% of our total ASACOL net sales in the United States in the year ended December 31, 2012 was accounted for by ASACOL 400 mg.

(9)	Formulation and method patent with respect to ASACOL HD (800 mg) (the “ASACOL HD Patent”). This patent does not protect the ASACOL 400 mg product. In September 2011, we received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (together with its affiliates, “Zydus”) regarding the ASACOL HD Patent indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ASACOL HD. Zydus also indicated that it had submitted a Paragraph III certification with respect to the ASACOL Patent, consenting to the delay of FDA approval of its ANDA product until the ASACOL Patent expires in July 2013. In November 2011, we filed a lawsuit against Zydus charging Zydus with infringement of the ASACOL HD Patent. The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of our receipt of the Zydus notice letter, subject to prior resolution of the matter before the court. While we intend to vigorously defend the ASACOL HD Patent and pursue our legal rights, we can offer no assurance as to when the lawsuit will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL HD will not be approved and enter the market prior to the expiration of the ASACOL HD Patent in 2021. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(10)	NCE patent protecting ENABLEX and expiring in March 2015 and formulation and method patent protecting ENABLEX and expiring in August 2016. Under the settlement agreements to resolve outstanding patent litigation, each of Teva, Anchen Pharmaceuticals, Inc. (“Anchen”) and Actavis agreed not to launch a generic version of ENABLEX until the earlier of March 15, 2016 (or June 15, 2016, if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic ENABLEX product or (ii) in the event a third party launches a generic ENABLEX product “at risk” and injunctive relief is not sought or granted.

(11)	Formulation and method patent with respect to our DORYX 150 mg product (“DORYX 150”) that expires in December 2022 (the “DORYX Patent”). In March 2009, we and Mayne Pharma International Pty. Ltd. (“Mayne”), who licenses the DORYX Patent to us, received Paragraph IV certification notice letters from Impax Laboratories, Inc. (“Impax”) and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 150 delayed-release tablets. In March and May 2009, we and Mayne filed lawsuits against Impax and Mylan, respectively, charging each with infringement of the DORYX Patent. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to the DORYX 150 product expired in September 2011, and Mylan received final approval from the FDA for its generic version of the DORYX 150 product on February 8, 2012. As of February 15, 2013, Impax has not yet received final approval of its ANDA from the FDA with respect to the DORYX 150 product and has forfeited its “first filer” status.

Our lawsuits against Impax and Mylan relating to our DORYX 150 product were consolidated and a trial was held in early February 2012. On April 30, 2012, the U.S. District Court for the District of New Jersey issued its opinion upholding the validity of the DORYX Patent, but determining that neither Mylan’s nor Impax’s proposed generic version of the DORYX 150 product infringed the DORYX Patent. We appealed the non-infringement determinations and on September 7, 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision. We determined not to petition the panel for a rehearing and the Federal Circuit’s judgment issued on October 15, 2012. As a consequence of the District Court’s April 30th ruling, Mylan entered the market with its FDA approved generic equivalent of the DORYX 150 product in early May 2012. Under settlement agreements previously entered into with Heritage Pharmaceuticals Inc. (“Heritage”) and Sandoz Inc. (“Sandoz”) in connection with their respective ANDA challenges, each of Heritage and Sandoz can market and sell a generic equivalent of the DORYX 150 product upon receipt of final FDA approval for its generic product. The loss of exclusivity for the DORYX 150 product resulted in a significant decline in our DORYX 150 revenues in the year ended December 31, 2012. In addition, we recorded an impairment charge of $101 million in the year ended December 31, 2012 related to our DORYX intangible asset. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(12)	Includes a de minimis amount of DORYX 75 mg and DORYX 100 mg revenues for the year ended December 31, 2012.

Revenues by Product Class/Percentage of Total Revenue

The following product classes accounted for a significant percentage of consolidated total revenue:

(dollars in millions)	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Gastroenterology	$793	31%	$743	27%	$715		24%
Osteoporosis	591	23%	804	29%	1,032		35%
Hormonal Contraceptives	544	21%	479	18%	406		14%
Hormone Therapy	236	9%	202	7%	213		7%
Urology	170	7%	171	6%	107	(1)	4%
Dermatology	92	4%	173	6%	322	(2)	11%

(1)	Until October 18, 2010, ENABLEX revenue was recorded based on the contractual percentage we received of Novartis’ net sales pursuant to our co-promotion agreement with Novartis. On October 18, 2010, we acquired the U.S. rights to ENABLEX from Novartis and terminated the co-promotion agreement. As a result, we began to record all of our sales of ENABLEX in product net sales on a gross basis.

(2)	Includes revenues we recorded from net sales of DOVONEX and TACLONEX following the closing of the LEO Transaction (as defined below) in September 2009 under our distribution agreement with LEO. On June 30, 2010, LEO assumed responsibility for its own distribution services.

For a discussion of product revenues and other results of our operations, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of our revenues by country of origin, see “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

History and Development of the Company

Our company was formed principally through a series of acquisitions and divestitures. We began commercial operations on January 5, 2005 when we acquired Warner Chilcott PLC (our “Predecessor”). Our Predecessor was incorporated in 1968 as a sales and marketing organization focused on branded pharmaceutical products in Northern Ireland. Our Predecessor expanded into the U.S. pharmaceuticals market through the acquisition in September 2000 of a U.S. pharmaceutical business that marketed a portfolio of products including OVCON and ESTRACE Cream acquired from Bristol-Myers Squibb Company. Between 2001 and 2004, our Predecessor disposed of its pharmaceutical services businesses and its UK pharmaceutical products businesses and focused its strategy on strengthening its pharmaceutical products business in the United States, specifically in the areas of women’s healthcare and dermatology, through transactions such as its acquisition of the U.S. sales and marketing rights for SARAFEM from Eli Lilly and Company (“Lilly”) in 2003 and its acquisition of LOESTRIN, ESTROSTEP FE and FEMHRT from Pfizer Inc. (“Pfizer”) in 2003.

In November 2004, affiliates of Bain Capital Partners, DLJ Merchant Banking (the “DLJMB Funds”), J.P. Morgan Partners (the “JPM Funds”) and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”) reached an agreement to acquire our Predecessor. The acquisition was implemented on January 5, 2005 by way of a scheme of arrangement, pursuant to which we acquired 100% of the share capital of the Predecessor. The funding of the scheme of arrangement was completed on January 18, 2005 and consisted of borrowings under senior secured credit facilities, the issuance of 8.75% senior subordinated notes due 2015 (the “8.75% Notes”), an equity investment by the Sponsors, certain of their limited partners and certain members of our management and cash on hand at our Predecessor.

In September 2006, our parent company at the time, Warner Chilcott Limited, sold 70.6 million of its Class A common shares (“Class A common shares”) in an initial public offering (the “IPO”). Immediately following the IPO, the Sponsors owned approximately 61% of the outstanding Class A common shares. In

August 2009, we completed a redomestication from Bermuda to Ireland (the “Redomestication”), whereby each Class A common share of Warner Chilcott Limited was exchanged on a one-for-one basis for an ordinary share of Warner Chilcott plc, a newly formed public limited company organized in, and tax resident of, Ireland, and Warner Chilcott Limited became a wholly owned subsidiary of Warner Chilcott plc.

In September 2009, we entered into a definitive asset purchase agreement with LEO pursuant to which LEO paid us $1,000 million in cash in order to terminate our exclusive product licensing rights in the United States to distribute LEO’s DOVONEX and TACLONEX products (including all dermatology products in LEO’s development pipeline), which we acquired in 2005 and 2006 (the “LEO Transaction”). LEO also acquired certain assets related to our distribution of the products in the United States in the LEO Transaction. In October 2009, we acquired PGP for approximately $2,919 million in cash and the assumption of certain liabilities. Under the terms of the purchase agreement, we acquired PGP’s portfolio of branded pharmaceutical products (including its two primary products ASACOL and ACTONEL), PGP’s prescription drug pipeline and its manufacturing facilities in Manati, Puerto Rico and Germany. We funded the PGP Acquisition with the proceeds of borrowings under senior secured credit facilities (the “Prior Senior Secured Credit Facilities”) and cash on hand. The Prior Senior Secured Credit Facilities initially consisted of $2,600 million of term loans, a $250 million revolving credit facility and a $350 million delayed-draw term loan facility.

In November 2009, the Sponsors, certain members of our senior management team and certain other shareholders sold 23.0 million ordinary shares in a registered public offering pursuant to an effective shelf registration statement (the “2009 Secondary Offering”). Following the 2009 Secondary Offering, the Sponsors collectively owned approximately 54% of our ordinary shares. In December 2009, certain of our subsidiaries entered into an amendment to the Prior Senior Secured Credit Facilities pursuant to which the lenders agreed to provide additional term loans of $350 million, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase and redemption of all of our then-outstanding 8.75% Notes.

In September 2010, we paid a special cash dividend of $8.50 per share (the “2010 Special Dividend”), or $2,144 million in the aggregate, to our shareholders. We funded the 2010 Special Dividend and paid related fees and expenses with the proceeds of $1,500 million of additional term loans borrowed under the Prior Senior Secured Credit Facilities and the issuance of $750 million aggregate principal amount of 7.75% senior notes due 2018 (the “7.75% Notes”).

In October 2010, we acquired the U.S. rights to ENABLEX from Novartis for an upfront payment of $400 million in cash at closing, plus potential future milestone payments of up to $20 million in the aggregate, subject to the achievement of pre-defined 2011 and 2012 ENABLEX net sales thresholds (the “ENABLEX Acquisition”). Concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX in the U.S. market. We issued an additional $500 million aggregate principal amount of the 7.75% Notes in September 2010 in order to fund the ENABLEX Acquisition and for general corporate purposes.

In October 2010, we were informed by the designated representative of the DLJMB Funds that such funds had divested (either by sale or via a distribution to their investors) all of such funds’ holdings of our shares. Following such sale, the remaining Sponsors collectively owned approximately 40% of our ordinary shares.

In March 2011, certain of our subsidiaries entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders in order to refinance the Prior Senior Secured Credit Facilities. Pursuant to the Credit Agreement, the lenders provided senior secured credit facilities (the “Initial Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million, comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility. At the closing, we borrowed a total of $3,000 million under the term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

In March 2011, the remaining Sponsors, certain members of our senior management team and certain other shareholders sold an aggregate of 26.5 million ordinary shares in a registered public offering pursuant to an effective shelf registration statement (the “2011 Secondary Offering”). Following the 2011 Secondary Offering, the remaining Sponsors collectively owned approximately 30% of our ordinary shares.

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

2012 Developments

In August 2012, we announced that our Board of Directors had authorized the renewal of the Prior Redemption Program. The renewed program (the “Current Redemption Program”) replaced the Prior Redemption Program and allows us to redeem up to an aggregate of $250 million of our ordinary shares in addition to those redeemed under the Prior Redemption Program. Prior to the adoption of the Current Redemption Program, we recorded the redemption of 1.9 million ordinary shares in the year ended December 31, 2012 under the Prior Redemption Program at an aggregate cost of $32 million. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption of an aggregate of $250 million of our ordinary shares. We did not redeem any ordinary shares under the Current Redemption Program in the year ended December 31, 2012, and consequently $250 million remained available for redemption thereunder as of December 31, 2012. The Current Redemption Program does not obligate us to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 million authorization and may be suspended at any time or from time to time.

In August 2012, certain of our subsidiaries entered into an amendment to the Credit Agreement governing our Initial Senior Secured Credit Facilities, pursuant to which the lenders thereunder provided additional term loans in an aggregate principal amount of $600 million (the “Additional Term Loan Facilities” and, together with the Initial Senior Secured Credit Facilities, the “Senior Secured Credit Facilities”), which, together with cash on hand, were used to fund the 2012 Special Dividend (as defined below) and to pay related fees and expenses.

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

In September 2012, the remaining Sponsors, certain members of our senior management team and certain other shareholders sold an aggregate of 42.9 million ordinary shares in a registered public offering pursuant to an effective shelf registration statement (the “2012 Secondary Offering”). Following the 2012 Secondary Offering, the remaining Sponsors collectively owned approximately 14% of our ordinary shares.

In September 2012, we paid a special cash dividend of $4.00 per share (the “2012 Special Dividend”), or $1,002 million in the aggregate, to our shareholders.

In November 2012, we were informed by a representative of the JPM Funds that such funds had divested all of such funds’ holdings of our shares. Following such sale, the remaining Sponsors collectively owned approximately 9% of our ordinary shares.

In December 2012, we paid our first semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, or $62 million in the aggregate, to our shareholders.

Alliance with Sanofi

We and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to a collaboration agreement pursuant to which the parties co-develop and market ACTONEL on a global basis, excluding Japan (the “Collaboration Agreement”). Sanofi has rights to ACTONEL under the Collaboration Agreement from us. ATELVIA, our risedronate sodium delayed-release product launched in January 2011 and currently sold in the United States and Canada, is also marketed pursuant to the Collaboration Agreement.

As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of our transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, we and/or Sanofi reduced or discontinued our marketing and promotional efforts in certain territories covered by the Collaboration Agreement as described below. Under the Collaboration Agreement, there are currently six principal territories, each with different promotion and marketing obligations:

•

United States and Puerto Rico. We market the product independently in the United States and Puerto Rico under the brand name ACTONEL. In addition, since its launch, ATELVIA has been marketed independently by us in this territory. We are responsible for all promotion and marketing costs in the United States and Puerto Rico. Depending upon actual net sales in the United States and Puerto Rico, Sanofi receives collaboration payments from us in an amount equal to an agreed upon percentage of either actual net sales in the territory or an agreed minimum sales threshold for the territory. We are the principal in transactions with customers in the United States and Puerto Rico and invoice all sales in this territory.

•

Co-Promotion Territory. In the co-promotion territory, the product is sold through the alliance arrangements of the Collaboration Agreement under the brand name ACTONEL. This territory is comprised of Canada and France. In Canada, ATELVIA is marketed under the brand name ACTONEL DR. We and Sanofi share promotion and marketing costs as well as product profits in the co-promotion territory based on contractual percentages. We are deemed to be the principal in transactions with customers and invoice all sales in the co-promotion territory.

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

•

Co-Marketing Territory. In the co-marketing territory, any marketing activities with respect to the product are conducted independently under each company’s own brand name. Italy is the only country in the co-marketing territory. In Italy, the product is sold under the brand name ACTONEL by us and under the brand name Optinate® by Sanofi. In the co-marketing territory, we and Sanofi share net product profits, as defined, for each company’s separately-branded product based on contractual percentages. Each company is deemed to be the principal in transactions with customers and invoices all sales with respect to its separately-branded product. Each company also sells the product independently under its own brand name in Spain, although Spain is not included in the co-marketing territory. The product is sold in Spain by us under the brand name ACREL®, independent of the alliance arrangements of the Collaboration Agreement, and by Sanofi under the brand name ACTONEL, as part of the “Sanofi Only Territory” described below.

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

In geographic markets where we are deemed to be the principal in transactions with customers and invoice sales, we recognize all revenues from sales of the product along with the related product costs. In these markets, all selling, advertising and promotion expenses incurred by us and all contractual payments to Sanofi are recognized in selling, general and administrative expenses. Our share of selling, advertising and promotion expenses in geographic markets where Sanofi is deemed to be the principal in transactions with customers and invoices sales is recognized in selling, general and administrative expenses, and we recognize our share of income attributable to the contractual payments made by Sanofi to us in these territories as a component of “other revenue.” For the fiscal year ended December 31, 2012, we recognized net sales and other revenue related to ACTONEL and ATELVIA of $591 million, and co-promotion expenses under the Collaboration Agreement of $227 million were recognized in selling, general and administrative expense.

The Collaboration Agreement, which was originally entered into in 1997, was amended and restated in 2004 and has subsequently been amended further, including in April 2010, when we assumed full operational control over the promotion, marketing and development for ACTONEL in the United States and Puerto Rico. We will continue to sell ACTONEL and ATELVIA products with Sanofi in accordance with our obligations under the Collaboration Agreement until the termination of the Collaboration Agreement on January 1, 2015, at which time all of Sanofi’s rights under the Collaboration Agreement will revert to us. Thereafter, we will have the sole right to market and promote ACTONEL and ATELVIA on a global basis, excluding Japan. In connection with the Collaboration Agreement, we and an affiliate of Sanofi are also parties to a finished product supply agreement, which terminates concurrently with the Collaboration Agreement, in which we provide finished ACTONEL product to Sanofi for sale by Sanofi under the Collaboration Agreement. We were also party to a tablet supply agreement with an affiliate of Sanofi, which terminated in May 2012, pursuant to which a portion of our ACTONEL product requirements were manufactured and supplied by Sanofi. We currently rely on Norwich

Pharmaceuticals Inc. (“NPI”) for the manufacturing of our ACTONEL and ATELVIA products. See “—Manufacturing, Supply and Raw Materials—Finished Product Manufacturing and Packaging” below.

Research and Development

We focus our R&D efforts primarily on developing new products that target therapeutic areas with established regulatory guidance and making improvements to our existing products, including developing new and enhanced dosage forms. When compared to the development of new products in therapeutic areas lacking established regulatory guidance, this approach to R&D has historically involved less development and regulatory risk and shorter timelines from concept to market. We may also pursue other product development opportunities from time to time. Our R&D team has significant experience and proven capabilities in pharmaceutical development and clinical development. As of December 31, 2012, our R&D team consisted of over 180 professionals and has successfully developed and obtained regulatory approvals for a number of products, including in 2010: ATELVIA for the treatment of postmenopausal osteoporosis in the United States and Canada and LO LOESTRIN FE for the prevention of pregnancy in the United States. In addition, in February 2013, the FDA approved DELZICOL (mesalamine) 400 mg delayed-release capsules, our new 400 mg mesalamine product indicated for the treatment of mildly to moderately active ulcerative colitis and for the maintenance of remission of ulcerative colitis. Our R&D team is currently developing new products, including products based upon new chemical entities and improved versions of our existing products such as next generation hormonal contraceptives (for the prevention of pregnancy), risedronate products (for the treatment of postmenopausal osteoporosis) and ASACOL products (for the treatment of ulcerative colitis). See “—Product Pipeline” below.

In addition, we augment our R&D product pipeline from time to time by entering into product development and other collaborative arrangements with third parties for the development and commercialization of product candidates, such as our in-licensing arrangements described below:

•

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an up-front fee of $4 million and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, we made a $1 million milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses in the year ended December 31, 2010. In June 2012, we made a $2 million milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses in the year ended December 31, 2012. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $21 million. In addition, we agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

•

In December 2008, we signed an agreement (the “Dong-A Agreement”) with Dong-A to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) (WC3043), in the United States. We paid $2 million in connection with signing the Dong-A Agreement. In March 2009, we paid $9 million to Dong-A upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. We agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product to be marketed in the United States, and we may make additional payments to Dong-A of up to $13 million upon the achievement of contractually-defined milestones in relation to the ED product. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

•

In February 2009, we acquired the U.S. rights to Apricus’s topically applied alprostadil cream for the treatment of ED and a prior license agreement between us and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, we paid Apricus an up-front payment of $3 million. We also agreed to make a milestone payment of $2 million upon the FDA’s approval of the product’s New Drug Application (“NDA”). We continue to work to prepare our response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

•

In April 2010, we amended the Dong-A Agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, we made an up-front payment to Dong-A of $20 million in April 2010, which was included in R&D expenses in the year ended December 31, 2010. Under the amendment, we may make additional payments to Dong-A in an aggregate amount of up to $25 million upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. We also agreed to pay Dong-A a percentage of net sales of the BPH product in the United States and Canada, if any.

Our investment in R&D, funded primarily by our Puerto Rican subsidiary, consists of our internal development costs, fees paid to contract research organizations, regulatory fees and license fees and milestone payments paid to third parties. License fees and milestone payments are recognized as R&D expense unless or until they relate to products approved by the FDA, at which time they are capitalized as intangible assets. In the years ended December 31, 2012, 2011 and 2010, we spent $103 million, $108 million and $147 million, respectively, on R&D in the aggregate, which was comprised of $58 million, $62 million and $64 million, respectively, of unallocated overhead expenses, $32 million, $42 million and $53 million, respectively, of expenses allocated to specific projects (including $7 million, $15 million and $11 million, respectively, allocated to pre-clinical stage projects and $25 million, $27 million and $42 million, respectively, allocated to clinical stage projects), $2 million, $0 million and $26 million, respectively, of milestone payments and license fees paid to third parties as described above, and $11 million, $4 million and $4 million, respectively, of regulatory fees. No amount of R&D expense allocated to any specific R&D project in 2012 or 2011 was material. In the year ended December 31, 2010, approximately $22 million of expenses were incurred in connection with the development of WC3043, a product under development for the treatment of ED in the United States. No amount of R&D expense allocated to any other specific R&D project in 2010 was material. In 2012, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, urology, dermatology and other therapeutic categories were approximately $6 million, $2 million, $4 million, $13 million and $7 million, respectively. In 2011, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, urology and dermatology and other therapeutic categories were approximately $15 million, $4 million, $11 million, $11 million and $1 million, respectively. In 2010, our R&D spend allocated to specific projects within our women’s healthcare, gastroenterology, urology and dermatology and other therapeutic categories were approximately $13 million, $6 million, $24 million, $8 million and $2 million, respectively. These amounts are not necessarily indicative of our future R&D spend within our therapeutic categories or of our current or future R&D focus. Our R&D spend and the allocation of R&D spend among our therapeutic categories is highly unpredictable, as we do not conduct our R&D efforts pursuant to a predetermined budget. Instead, we continually evaluate each product under development in an effort to efficiently allocate R&D dollars to projects we deem to be in the best interests of the Company based on, among other factors, the product’s performance in pre-clinical and/or clinical trials, our expectations regarding the potential future regulatory approval of the product and our view of the potential commercial viability of the product in light of market conditions. As a result of this flexible approach to R&D, we are not able to provide an estimate of our future R&D expenses within our therapeutic classes. In addition, even when we do make the determination to pursue R&D projects within a particular therapeutic category, the magnitude of R&D spend in such category during any given period often will not correlate to its significance to us due to the timing of the incurrence of R&D expenses within the development and regulatory approval process and our strategic focus on relatively low-cost product improvements such as new and enhanced dosage forms.

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

As described in the “Risk Factors” section and elsewhere in this Annual Report, there are a number of risks and uncertainties associated with the development and marketing of new products, and the information below should be viewed with caution. These risks and uncertainties include changes in market conditions, uncertainty as to whether any of our current product candidates will prove effective and safe in humans and whether we will be successful in obtaining required regulatory approvals. Specifically, the approval processes in the United States, Europe, Canada and other countries can be time-consuming and expensive and there is no assurance that approval will be forthcoming. Generally, without the approval of the relevant regulatory authority, products cannot be commercialized. Furthermore, even if we obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments.

Women’s Healthcare

Hormonal Products. We have new hormonal contraceptive and hormone therapy products in various stages of development from preclinical development to Phase III development, and for certain products have an NDA on file with the FDA.

Osteoporosis Products. We have next generation risedronate products for the treatment of osteoporosis in postmenopausal women in preclinical and clinical development.

Gastroenterology

Ulcerative Colitis Products. We have commenced product development work on new products for the treatment of ulcerative colitis.

Urology

WC3036. In November 2007, we entered into an agreement with Apricus under which we acquired an exclusive license of the U.S. rights to Apricus’ topically applied alprostadil cream for the treatment of ED. Apricus’ NDA for the product was accepted for review by the FDA in November 2007. In July 2008, Apricus announced that it had received a non-approvable letter from the FDA with respect to the product. On February 3, 2009, we acquired the U.S. rights to Apricus’ product and the previous license agreement between us and Apricus relating to the product was terminated. We continue to work to address the FDA’s concerns and to prepare our response to the non-approvable letter.

WC3043. In December 2008, we entered into the Dong-A Agreement to develop and market Dong-A’s orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED, in the United States. We currently expect to complete Phase III development in the first quarter of 2013 and are working to submit an NDA for the product to the FDA in 2014.

WC3055. In April 2010, we amended the Dong-A Agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with BPH. We are preparing to commence Phase II clinical trials for the BPH indication as early as the second half of 2013.

Dermatology and Other

WC3035. In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We have completed Phase II development.

Dermatology and Infectious Disease Products. We have new products for the treatment of acne and infectious disease in various stages of clinical development.

Sales and Marketing

We market our products primarily to physicians and employ marketing techniques to identify and target those physicians with the highest potential to prescribe our products. In connection with our marketing initiatives, we seek to efficiently size, deploy, direct and compensate our sales force in order to grow our market share, drive product sales growth, revitalize acquired products and successfully launch new products. Our sales force promotes products to physicians within their designated areas with frequent face-to-face product presentations and a consistent supply of product samples. In the United States, our sales force is currently divided into approximately 700 territories within five promotional categories: “Women’s Healthcare,” “Osteoporosis,” “Urology” (which is focused on ESTRACE Cream, in addition to ENABLEX), “Gastroenterology” and “Dermatology.” We regularly review our promotional priorities and the size and effectiveness of our sales force as they execute our sales strategies and may adjust the size and/or deployment of our sales force depending on general economic conditions, the sales of our promoted products and other factors.

We also may, from time to time, enter into collaboration agreements with third parties to jointly market our products, such as the Collaboration Agreement with Sanofi. See “—Alliance with Sanofi” above.

Customers

While the ultimate end-users of our products are the individual patients to whom our products are prescribed by physicians, our direct customers include certain large wholesale pharmaceutical distributors, such as McKesson Corporation (“McKesson”), Cardinal Health, Inc. (“Cardinal”) and AmerisourceBergen Corporation (“AmerisourceBergen”), who serve as the principal channels of distribution for our products. During the periods presented, the following customers each accounted for 10% or more of our total revenue:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
McKesson	27%	25%	24%
Cardinal	26%	24%	23%
AmerisourceBergen	12%	11%	11%

Financial information regarding revenue from customers attributed to significant geographic areas is incorporated herein by reference to “Note 18” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Competition

The pharmaceutical industry is highly competitive. Our branded products compete with brands marketed by other pharmaceutical companies including large, fully integrated companies with financial, marketing, legal and product development resources substantially greater than ours. The ability of our products to compete with products manufactured by other companies will depend on a number of factors, including safety, efficacy, patient convenience, price, availability and effective marketing.

Our principal branded competitors in our targeted market segments include:

•	Osteoporosis—Lilly (Evista®), Novartis (Reclast®) and Amgen Inc. (Prolia®);

•	Hormonal Contraceptives—Bayer (Safyral™, Beyaz™, Natazia™), Johnson & Johnson (Ortho Tri-Cyclen® Lo, Ortho Evra®), Actavis (Generess® Fe) and Merck & Co., Inc. (Nuvaring®);

•	Hormone Therapy—Pfizer (Premarin®, Premarin® Vaginal Cream, Prempro®) and Novo Nordisk A/S (Vagifem®, Activella®);

•	Gastroenterology—Shire plc (Lialda®, Pentasa®) and Salix Pharmaceuticals, Ltd. (Colazal®, Apriso™);

•	Urology—Pfizer (Detrol®LA, Toviaz®), Astellas Pharma Inc. and GlaxoSmithKline plc (VESIcare®) and Astellas Pharma Inc. (Myrbetriq™); and

•	Acne—Valeant Pharmaceuticals International, Inc. (Solodyn®) and Galderma S.A. (Oracea®)

Our branded pharmaceutical products are or may become subject to competition from generic equivalents of our products or those of our branded competitors, including, in some cases, prior to the expiration of the applicable patents. Our ACTONEL products no longer have patent protection in Canada or the Western European countries in which we sell these products and ASACOL is not currently protected by a patent in the United Kingdom. Our ASACOL 400 mg product and our DELZICOL product, which is currently protected by the ASACOL Patent, will lose U.S. patent protection in July 2013, our ACTONEL once-a-week product will lose U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), our LOESTRIN 24 FE product will lose U.S. patent protection in July 2014 and our ENABLEX product will lose U.S. patent protection in August 2016. Other products, such as ESTRACE Cream and FEMHRT are currently not protected by patents in the United States where we sell these products. Generic equivalents are currently available in Canada and Western Europe for ACTONEL and in the United States for our DORYX products, certain versions of our FEMHRT products, FEMCON FE and certain of our less significant products. In addition, the 30-month stay of FDA approval of Famy Care’s ANDA relating to our LOESTRIN 24 FE product expires in October 2013, and we can offer no assurance that a generic version of such product will not be launched “at-risk” if the FDA approves Famy Care’s ANDA thereafter. See Item 1A. “Risk factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.” These generic equivalents of our branded pharmaceutical products are sold by other pharmaceutical companies at lower prices. As a result, drug retailers have economic incentives to fill prescriptions for branded products with generic equivalents when available. After the introduction of a generic competitor, a significant percentage of the prescriptions written for the branded product may be filled with the generic version at the pharmacy, resulting in a commensurate loss in sales of the branded product. In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Generic equivalents of competing branded products may also compete with our branded pharmaceutical products. For example, generic versions of Fosamax® became available following the loss of patent protection in 2008 and compete with our ACTONEL products. The availability of generic equivalents of our products or those of our branded competitors may cause a material decrease in revenue from our branded pharmaceutical products.

Manufacturing, Supply and Raw Materials

Finished Product Manufacturing and Packaging

Our pharmaceutical manufacturing facility in Fajardo, Puerto Rico houses approximately 194,000 sq. ft. of manufacturing space. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse that we lease from a third party. The Fajardo facility currently manufactures and packages many of our hormonal contraceptive and HT products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages our DORYX tablets and a portion of our ENABLEX products. We also utilize our facility in Larne, Northern Ireland to manufacture our

FEMRING vaginal rings. In the PGP Acquisition, we acquired our manufacturing facility in Weiterstadt, Germany, which houses approximately 50,000 sq. ft. of manufacturing space and 54,000 sq. ft. of warehouse space. The Weiterstadt facility currently manufactures ASACOL tablets and DELZICOL capsules and packages ACTONEL for distribution outside the United States. We reassess from time to time which facilities to use to manufacture or package our products.

In March 2012, our Fajardo, Puerto Rico manufacturing facility received a warning letter from the FDA. The warning letter raised certain violations of current Good Manufacturing Practices (“cGMP”) originally identified in a Form 483 observation letter issued by the FDA after an inspection of the facility in June and July 2011. More specifically, the warning letter indicated that we failed to conduct a comprehensive evaluation of our corrective actions to ensure that certain stability issues concerning OVCON 50 were adequately addressed. In addition, the FDA cited our stability issues with OVCON 50 and our evaluation of certain other quality data, in expressing its general concerns with respect to the performance of our Fajardo quality control unit. We take these matters seriously and submitted a written response to the FDA in April 2012. Following our receipt of the Form 483 observation letter, we immediately initiated efforts to address the issues identified by the FDA and have been working diligently to resolve the FDA’s concerns. Until the cited issues are resolved, the FDA will likely withhold approval of requests for, among other things, pending drug applications listing the Fajardo facility. At this time, we do not expect that the warning letter will have a material adverse effect on our existing business, financial condition, results of operations or cash flows. However, we can give no assurances that the FDA will be satisfied with our response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

We currently contract with third parties to manufacture and/or package certain of our products. We expect to continue to rely on our third-party manufacturing partners, such as Mayne for DORYX, Novartis for ENABLEX, Contract Pharmaceuticals Limited Canada (“CPL”) for ESTRACE Cream and NPI for ACTONEL and ATELVIA. GlaxoSmithKline plc (“GSK”) currently manufactures our ASACOL 400 mg product sold in the United Kingdom. Below is a list of our key products manufactured by third parties, indicating the current third party manufacturer for that product and related manufacturing contract expiration date:

Product	Third-Party Manufacturer	Expiration
ATELVIA	NPI	December 2014
ACTONEL	NPI	December 2014
ASACOL 400 mg	GSK (for UK)	December 2013
DORYX	Mayne	December 2013
ENABLEX	Novartis	October 2013
ESTRACE Cream	CPL	January 2015

Currently our most significant third-party packagers are NPI and AmerisourceBergen Corporation. The products described throughout this section accounted for a significant percentage of our product sales during the twelve-month period ended December 31, 2012 and/or are expected to account for a significant percentage of our product sales during 2013. See “Note 19” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Raw Material Supply

We currently source the active pharmaceutical ingredient (“API”) for our key products from third party suppliers. Currently our most significant API suppliers are Lonza Inc., Cambrex Corporation, Bayer and Merck & Co., Inc. (“Merck”). To the extent that a third party supplier is our sole source of API for any product, we attempt to manage the associated risk by developing secondary sources where commercially feasible, carrying additional inventory and managing our relationships with such supplier. We also continuously monitor the production capacity of our current suppliers and their ability to continue to supply our needs.

We conduct quality assurance audits of our manufacturing and other property sites, our contract manufacturers’ and packagers’ sites and our raw material suppliers’ sites and related records to confirm compliance with the relevant quality and regulatory requirements. However, we cannot ensure that our sites and the sites of our third-party manufacturers, packagers and raw material suppliers will continue to remain in compliance. If we or our manufacturers, packagers or suppliers fail to comply with regulatory requirements or suffer any other event that results in the inability to supply our product requirements for an extended period, the resulting shortages of inventory could have a material adverse effect on our business. See Item 1A. “Risk factors—Risks Relating to Our Business—Delays in production or other disruptions within our supply chain could have a material adverse impact on our business.”

Patents, Proprietary Rights and Trademarks

Protecting our intellectual property, such as trademarks and patents, is a key part of our strategy.

Patents, Trade Secrets and Proprietary Knowledge

We rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights have been infringed. Please refer to the table under “—Our Principal Products” above for a listing of the expiration dates for the patents covering our principal products. The following is a description of certain recent actions we have taken to enforce our intellectual property rights against various third parties:

Osteoporosis

ACTONEL

In July 2004, PGP received a Paragraph IV certification notice letter from Teva regarding PGP’s ACTONEL NCE Patent, which covers ACTONEL and ATELVIA. The letter indicated that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004 charging Teva with infringement of the ACTONEL NCE Patent. In that case, Teva admitted patent infringement but alleged that the ACTONEL NCE Patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the ACTONEL NCE Patent, which expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District Court in May 2009.

In August 2008, December 2008 and January 2009, PGP and Roche (which licensed the ACTONEL Method Patents to PGP with respect to the ACTONEL once-a-month product), received Paragraph IV certification notice letters from Teva, Sun and Apotex, respectively, regarding the ‘938 ACTONEL Method Patent covering once-a-month ACTONEL. In February 2010, we and Roche received a Paragraph IV certification notice letter from Mylan regarding the ‘938 ACTONEL Method Patent covering once-a-month ACTONEL. PGP and Roche filed a patent infringement suit against Teva in September 2008, Sun in January 2009 and Apotex in March 2009 charging each with infringement of the ‘938 ACTONEL Method Patent. We and Roche filed a patent infringement suit against Mylan in April 2010 charging Mylan with infringement of the ‘938 ACTONEL Method Patent. In October, November and December 2010 and February 2011, we and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, regarding the ‘634 ACTONEL Method Patent covering once-a-month ACTONEL. We and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 charging each with infringement of the ‘634 ACTONEL Method Patent.

ATELVIA

In August and October 2011 and March 2012, we received Paragraph IV certification notice letters from Actavis (formerly Watson Pharmaceuticals, Inc.), Teva and Ranbaxy, respectively, regarding the ATELVIA

F&M Patents (not the ACTONEL NCE Patent) and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets. We filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012, charging each with infringement of the ATELVIA F&M Patents. On August 21, 2012, the USPTO issued to us the ATELVIA Formulation Patent. We listed the ATELVIA Formulation Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to include the ATELVIA Formulation Patent, and we amended our complaints against Actavis, Teva and Ranbaxy to assert the ATELVIA Formulation Patent.

Gastroenterology

ASACOL

In June 2010, we and Medeva Pharma Suisse AG (“Medeva”) received a Paragraph IV certification notice letter from Par regarding the ASACOL Patent and indicating that Par had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL 400 mg product. We and Medeva filed a lawsuit against Par and EMET, the original filer of the ANDA, in August 2010 charging Par and EMET with infringement of the ASACOL Patent. On August 9, 2012, pursuant to a joint stipulation of dismissal, Par informed the court that it no longer intends to seek approval to market a generic version of the ASACOL 400 mg product prior to the expiration of the ASACOL Patent in July 2013 and has converted its original Paragraph IV certification for the ASACOL Patent to a Paragraph III certification. As a result, our and Medeva’s action against Par and EMET was dismissed without prejudice.

ASACOL HD

In September 2011, we received a Paragraph IV certification notice letter from Zydus regarding the ASACOL HD Patent and indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ASACOL HD. In November 2011, we filed a lawsuit against Zydus charging Zydus with infringement of the ASACOL HD Patent.

Hormonal Contraceptives

LOESTRIN 24 FE

In April 2011, we received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care, regarding the LOESTRIN Patent and indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our LOESTRIN 24 FE product. In June 2011, we filed a lawsuit against Famy Care and Mylan charging each with infringement of the LOESTRIN Patent.

In June 2006, we received from Actavis a Paragraph IV certification notice letter indicating that Actavis had submitted an ANDA to the FDA seeking approval to market a generic version of LOESTRIN 24 FE prior to the expiration of the LOESTRIN Patent. We filed a complaint against Actavis alleging that Actavis’s submission of an ANDA for a generic version of LOESTRIN 24 FE infringed the LOESTRIN Patent. In January 2009, we settled the patent litigation related to LOESTRIN 24 FE with Actavis. In July 2009, we received a Paragraph IV certification notice letter from Lupin notifying us that Lupin had filed an ANDA seeking approval to manufacture and sell a generic version of LOESTRIN 24 FE. In September 2009, we filed an infringement lawsuit against Lupin in response to its submission, and in October 2010, we and Lupin settled our patent litigation relating to LOESTRIN 24 FE.

LO LOESTRIN FE

In July 2011 and April 2012, we received Paragraph IV certification notice letters from Lupin and Actavis, respectively, regarding the LOESTRIN Patent and LO LOESTRIN Patent and indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of LO LOESTRIN FE. We filed a lawsuit against Lupin in September 2011 and against Actavis in May 2012 charging each with infringement of the LOESTRIN Patent and the LO LOESTRIN Patent. We granted Lupin and Actavis covenants not to sue on the LOESTRIN Patent with regard to their ANDAs seeking approval for a generic version of LO LOESTRIN FE, and the court dismissed all claims concerning the LOESTRIN Patent in the Lupin and the Actavis litigations in December 2012 and February 2013, respectively.

For a discussion of our ongoing legal proceedings relating to the matters set forth above, see “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

We also seek to protect our proprietary rights by filing applications for patents on certain inventions and entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies. However, we do not ultimately control whether we will be successful in enforcing our legal rights against third-party infringers, whether our patent applications will result in issued patents, whether our patents will be subjected to inter partes review by the USPTO or similar proceedings in jurisdictions outside the United States, whether our confidentiality, non-disclosure and assignment of invention agreements will be breached and whether we will have adequate remedies in the event of any such breach, or whether our trade secrets will become known by competitors. In addition, some of our key products are not protected by patents and proprietary rights and therefore are or may become subject to competition from generic equivalents. For a further discussion of our competition, see “—Competition” above and Item 1A. “Risk Factors—Risks Relating to Our Business—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.”

Trademarks

Due to our branded product focus, we consider our trademarks to be valuable assets. Therefore, we actively manage our trademark portfolio, maintain long-standing trademarks and obtain trademark registrations for new brands in key jurisdictions in which we operate. The names indicated below are certain of our key trademarks, some of which may not be registered in all relevant jurisdictions:

ACTONEL	ESTRACE
ATELVIA	FEMHRT
DELZICOL	LO LOESTRIN
DORYX	LOESTRIN
ENABLEX	Warner Chilcott

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

Government Regulation

The pharmaceutical industry is subject to regulation by national, regional, state and local agencies in the United States, including the FDA, the Drug Enforcement Administration, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the Consumer Product Safety Commission, U.S. Customs and Border Protection, the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency (“EPA”). The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other U.S. federal and state statutes and regulations govern to varying degrees the research, development and manufacturing of, and commercial activities relating to, prescription pharmaceutical products, including pre-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. The manufacture and disposal of pharmaceutical products in the United States is also regulated by the EPA. Similar regulatory authorities and regulations exist in Canada, the member states of the European Union and in other foreign countries in which we manufacture, test, distribute and sell our products.

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

In order to initiate a clinical trial, the sponsor must submit an Investigational New Drug Application (“IND”) to the FDA or meet one of the narrow exemptions that exist from the IND requirement. Clinical research must also be reviewed and approved by independent institutional review boards (“IRBs”), and the study subjects must provide informed consent. The FDA or an IRB can prevent a clinical trial from being started or require that a clinical trial be terminated or suspended. Some clinical trials are also monitored by data safety monitoring boards, which review available data from the studies and determine whether the studies may continue or should be terminated or modified based on ethical considerations and the best interest of the study subjects. There are also legal requirements to register clinical trials on public databases when they are initiated, and to disclose the results of the trials on public databases upon completion.

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

The FDA regulates and often inspects manufacturing facilities, equipment and processes used in the manufacturing of pharmaceutical products before granting approval to market any drug. Each NDA submission requires a user fee payment unless a waiver or exemption applies. Under current FDA policies, the FDA has committed generally to review and make a decision concerning approval on an NDA within ten months, and on a new priority drug within six months. An additional two months applies to these time periods for new molecular entities. Final FDA action on the NDA can take substantially longer than these time periods, and where novel issues are presented there may be review and recommendation by an independent FDA advisory committee. The FDA can also refuse to file and to review an NDA it deems incomplete or not properly reviewable.

U.S. Generic Drug Approvals

Generic drugs are approved through a special, abbreviated process typically involving the filing of an ANDA with the FDA. As a general matter, the amount of testing and effort required to prepare and submit an ANDA is substantially less than that required for an NDA. Subject to limited exceptions, the ANDA must seek approval of a drug product that has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use (labeling) as a “reference listed drug” approved under an NDA. The ANDA also must generally contain limited clinical or other data to demonstrate that the product covered by the ANDA is bioequivalent to the reference listed drug. In addition, the ANDA must contain certifications to patents listed with the FDA for the reference listed drug.

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

All drugs must be manufactured, packaged and labeled in conformity with cGMP requirements, and drug products subject to an approved application must be manufactured, packaged, labeled and promoted in accordance with the approved application. Certain of our products must also be packaged with child-resistant and senior-friendly packaging under the Poison Prevention Packaging Act and Consumer Product Safety Commission regulations. Our third-party manufacturers must also comply with cGMP requirements. In complying with cGMP requirements, manufacturers must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. The FDA and other regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Some mutual recognition agreements for government inspections exist between the United States, the European Union, Canada, Australia and New Zealand. Failure to comply with these and other statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors at the state level. Under the PDMA and state law, states generally require the registration of manufacturers and distributors who provide pharmaceuticals in that state, including, in certain states, manufacturers and distributors who ship pharmaceuticals into the state even if such manufacturers or distributors have no place of business within the state. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Both the PDMA and state laws impose requirements and limitations upon drug sampling to ensure accountability in the distribution of samples. The PDMA sets forth civil and criminal penalties for violations of these and other provisions.

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

Other U.S. Regulation

Our sales, marketing and scientific/educational programs must comply with applicable requirements of the anti-kickback and fraud and abuse provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, the implementing regulations and policies of the U.S. Health and Human Services Office of Inspector General and U.S. Department of Justice, the privacy provisions of the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act and similar state laws. These laws and regulations are broad in scope, and although there are a number of exemptions and safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are often limited, and promotional practices may be subject to scrutiny if they do not qualify for an exemption or safe harbor. In certain cases, there may also be an absence of guidance in the form of specific regulations or legal precedent. In addition, the federal government and several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit certain other sales and marketing practices. Similar legislation is being considered in other states.

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

We are subject to possible administrative and legal proceedings and actions under the laws and regulations described above. In particular, the FDA, the Department of Justice and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices. Actions related to such investigations or other noncompliance with applicable laws and regulations may result in the imposition of civil and criminal sanctions, which may include fines, penalties and injunctive or administrative remedies. See “Risk Factors—Risks Relating to Our Business—If we fail to comply with government regulations we could be subject to fines, sanctions and penalties that could adversely affect our ability to operate our business” and “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our material ongoing governmental investigations.

We also participate in various programs under government-sponsored health systems and are subject to the requirements of those programs. For example, we participate in the Federal Medicaid rebate program established by the U.S. Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs.

Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The Medicaid rebate amount is computed based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current average manufacturer price and best price for each of our products. The terms of our participation in the program impose an obligation to correct the prices reported in previous periods, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past periods, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties which could be material. Submission of incorrect information could also lead to liability under the False Claims Act, and such liability could include substantial penalties and/or treble damages. We also participate in the Medicare Part D outpatient prescription drug program, which provides elderly and disabled patients eligible for Medicare with access to subsidized prescription drug coverage. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors. These plan sponsors use their purchasing power under these programs to negotiate price concessions from pharmaceutical manufacturers. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

Recent healthcare reforms may subject us to additional regulatory requirements. In the United States, the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), in early 2010 substantially changed the way health care is financed by both governmental and private payors and significantly affects many companies in the pharmaceutical industry, including us. Among the provisions of the PPACA are those governing enrollment in federal health care programs, reimbursement changes and the increased use of comparative effectiveness research in health care decision-making, which may affect existing government health care programs and result in the development of new programs and additional regulations. Specifically, these changes included, among other things:

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

In addition, in 2011, regulations and guidance were issued pursuant to the PPACA requiring health plans generally to eliminate any patient cost-sharing, such as co-payments, co-insurance or deductibles, on certain preventive health services, including oral contraceptives. However, under the regulation, plans may be able to retain some flexibility to use reasonable medical management techniques to determine how to cover preventive services, including the ability to require cost-sharing for branded drugs if a generic version is available. It is not yet clear what effect, if any, this requirement may have on the market for branded oral contraceptives. The PPACA also made various other changes that may also increase our costs of doing business, including the provisions referred to as the “Sunshine Act” and certain sample reporting requirements, which increased disclosure and compliance requirements relating to, among other things, payments and other transfers of value to health care providers and the distribution of product samples to health care providers.

We are unable to predict the future course of health care legislation and regulations, including regulations that may be issued to implement the provisions of the PPACA. Further, U.S. federal and state governments as well as foreign governments continue to propose other legislative and regulatory measures aimed at reforming their respective healthcare systems, including proposals in the United States to permit the federal government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare. The PPACA and future healthcare reform legislation could decrease the prices we receive for our products or our sales volume and could impose additional taxes or other measures that increase the cost of doing business.

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

Regulation in Canada

Whether or not FDA approval has been obtained, separate Canadian authorization for a pharmaceutical product must be obtained prior to the commencement of marketing of the product in Canada. Similar to the United States, the Canadian pharmaceutical industry is subject to federal regulation by Health Canada pursuant to the Canadian federal Food and Drugs Act and other applicable federal legislation. Health Canada’s process and substance required for obtaining and maintaining marketing approval is generally similar to that of the FDA. However, the Office of Legislative and Regulatory Modernization at Health Canada has undertaken consultations with respect to, and may propose, regulatory reforms to introduce new life-cycle regulation of pharmaceutical products in Canada, including additional post-marketing conditions such as safety and surveillance requirements.

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

Under European regulatory systems, we must submit an application for and obtain a clinical trial authorization (“CTA”) in each member state in which we intend to conduct a clinical trial. The application for the CTA must include an Investigational Medicinal Product Dossier (“IMPD”), which must contain pharmaceutical, pre-clinical and, if existing, previous clinical information on the drug substance and product. An overall risk-benefit assessment critically analyzing the non-clinical and clinical data in relation to the potential risks and benefits of the proposed trial must also be included. The application for the CTA must be submitted to the regulatory authorities of each member state where the trial is intended to be conducted prior to its commencement. The trial must be conducted on the basis of the proposal as approved by an ethics committee in each member state (the EU equivalent to an IRB) before the trial commences.

After we complete our clinical trials, we must obtain marketing authorization before we can market our product. In Europe, there are three procedures under the prevailing European pharmaceutical legislation that, if successfully completed, allow us to obtain marketing authorizations. For certain designated drugs, an applicant may obtain a marketing authorization from the European Commission pursuant to a centralized procedure following the issuance of a positive opinion from the European Medicines Agency. Such marketing authorizations are valid in each of the European Union member states and also in Norway, Iceland and Liechtenstein under the European Economic Area Agreement. With the exception of products that are authorized centrally, the competent authorities of the member states are responsible for granting marketing authorizations for products that are sold in their markets. Applicants not relying on the centralized procedure who intend to market their product in more than one member state may seek marketing authorizations under the mutual recognition procedure or the decentralized procedure. The mutual recognition procedure may be used if the product has already been authorized in one member state under that member state’s national authorization procedure to facilitate mutual recognition of the existing authorization in another member state. The decentralized procedure, on the other hand, may be used in cases where the product has not received a marketing authorization in any member state. Under this procedure, the applicant may facilitate the grant of a marketing authorization in two or more member states on the basis of an identical dossier presented to such member states. The marketing authorization of a product may be made conditional on conducting post-marketing studies.

Irrespective of whether a marketing authorization for a product is obtained centrally, under the mutual recognition procedure or under the decentralized procedure, the product must be manufactured in accordance with the principles of good manufacturing practices set forth in the relevant European Union directives and other rules governing the manufacture of medicinal products in the European Union. More specifically, our manufacturing facility in Weiterstadt, Germany is subject to regulation by the German Regierungspräsidium Darmstadt and the FDA. Our facility in Larne, Northern Ireland is approved and regularly inspected by the UK Medicines and Healthcare products Regulatory Agency and the FDA. Our manufacturing activities in Germany are governed by the German Arzneimittelgesetz and its ordinances, while our manufacturing activities in the United Kingdom are governed by the United Kingdom Human Medicines Regulations 2012.

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

Employees

As of December 31, 2012, we had approximately 2,100 employees, of which approximately 1,500 were based in the United States, Puerto Rico and Canada. None of our employees in North America are unionized. Certain of our employees in Europe are represented by works councils, and certain employees are members of industry, trade and professional associations.

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

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Unless specifically noted otherwise, these filings are not deemed to be incorporated by reference in this Annual Report. Statements contained in this Annual Report as to the contents of any contract or other document referred to are not necessarily complete and in each instance, if such contract or document is filed or incorporated by reference as an exhibit, reference is made to the copy of such contract or other document filed or incorporated by reference as an exhibit to this Annual Report, each statement being qualified in all respects by such reference. A copy of this Annual Report, including the exhibits and schedules thereto, may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is http://www.sec.gov. We also maintain an Internet site at www.wcrx.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such reports with the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 1A. Risk Factors.

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, including, without limitation, statements concerning our industry, our operations, our anticipated financial performance and financial condition, and our business plans, growth strategy and product development efforts. The words “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified below, under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

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

Generic equivalents for branded pharmaceutical products are typically sold by competing companies at a lower cost than the branded product. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms. Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our ACTONEL products no longer have patent protection in Canada or the Western European countries in which we sell these products, and ASACOL is not protected by a patent in the United Kingdom. In addition, other products such as ESTRACE Cream and FEMHRT are not protected by patents in the United States where we sell these products. Generic equivalents are currently available in Canada and Western Europe for ACTONEL and in the United States for our DORYX products, certain versions of our FEMHRT products, FEMCON FE and certain other less significant products.

During the next five years, additional products of ours will lose patent protection or likely become subject to generic competition. For example, our ASACOL 400 mg product and our DELZICOL product, which is currently protected by the ASACOL Patent, will lose U.S. patent protection in July 2013, our ACTONEL once-a-

week product will lose U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity), our LOESTRIN 24 FE product will lose U.S. patent protection in July 2014 and our ENABLEX product will lose U.S. patent protection in August 2016. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk.” For example, although our DORYX patent does not expire until 2022, and we and Mayne filed infringement lawsuits against Mylan and Impax arising from their ANDA filings with respect to our DORYX 75 mg and 100 mg products, generic versions of such products were launched “at-risk” in January 2011 following the FDA’s approval of their respective ANDAs. In addition, the 30-month stay of FDA approval of Famy Care’s ANDA relating to our LOESTRIN 24 FE product expires in October 2013, and we can offer no assurance that a generic version of such product will not be launched “at-risk” if the FDA approves Famy Care’s ANDA thereafter.

Our generic competitors may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. For example, we and Mayne have received several challenges relating to our DORYX products. In March 2009, we and Mayne received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of our DORYX 150 delayed-release tablets, which today account for all but a de minimis amount of our DORYX net sales. In March and May 2009, we and Mayne filed lawsuits against Impax and Mylan, respectively, charging each with infringement of the DORYX Patent. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to the DORYX 150 product expired in September 2011, and Mylan received final approval from the FDA for its generic version of the DORYX 150 product on February 8, 2012. As of February 15, 2013, Impax has not yet received final approval of its ANDA from the FDA with respect to the DORYX 150 product and has forfeited its “first filer” status. Our lawsuits against Impax and Mylan relating to our DORYX 150 product were consolidated and a trial was held in early February 2012. On April 30, 2012, the U.S. District Court for the District of New Jersey issued its opinion upholding the validity of the DORYX Patent, but determining that neither Mylan’s nor Impax’s proposed generic version of the DORYX 150 product infringed the DORYX Patent. We appealed the non-infringement determinations and on September 7, 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision. We determined not to petition the panel for a rehearing and the Federal Circuit’s judgment issued on October 15, 2012. As a consequence of the District Court’s April 30th ruling, Mylan entered the market with its FDA approved generic equivalent of the DORYX 150 product in early May 2012. Under settlement agreements previously entered into with Heritage and Sandoz in connection with their respective ANDA challenges, each of Heritage and Sandoz can market and sell a generic equivalent of the DORYX 150 product upon receipt of final FDA approval for its generic product. The loss of exclusivity for the DORYX 150 product resulted in a significant decline in our DORYX 150 revenues in the year ended December 31, 2012. In addition, we recorded an impairment charge of $101 million in the year ended December 31, 2012 related to our DORYX intangible asset. On November 9, 2012, Mylan made an application to the District Court seeking to recover damages, alleging it was damaged from the District Court’s entry of injunctions prior to the court’s decision on the merits. We recorded a charge in the year ended December 31, 2012 in the amount of $6 million in connection with the Federal Circuit’s judgment in the DORYX patent litigation and Mylan’s application for damages, which represents our current estimate of the aggregate amount that is probable to be paid in connection with Mylan’s damages claim. However, we can offer no assurance that amounts actually paid will not be more than the amount recorded by us, or that an unfavorable outcome will not have an adverse and material impact on our results of operations and cash flows.

We have also received challenges from potential generic competitors with respect to our ACTONEL and ATELVIA products. In July 2004, PGP received a Paragraph IV certification notice letter from Teva regarding PGP’s ACTONEL NCE Patent, which covers ACTONEL and ATELVIA, indicating that Teva had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of ACTONEL. PGP filed a patent infringement suit against Teva in August 2004. In that case, Teva admitted patent infringement but alleged that the ACTONEL NCE Patent was invalid and, in February 2008, the U.S. District Court for the District of Delaware decided in favor of PGP, upholding the ACTONEL NCE Patent as valid and enforceable. Teva appealed, and the U.S. Court of Appeals for the Federal Circuit unanimously upheld the decision of the District

Court in May 2009. In 2008 and 2009, PGP and Roche received Paragraph IV certification notice letters from Teva, Sun and Apotex regarding the ‘938 ACTONEL Method Patent covering the once-a-month ACTONEL product and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the once-a-month ACTONEL product. In February 2010, we received a Paragraph IV certification notice letter from Mylan regarding the ‘938 ACTONEL Method Patent indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the once-a-month ACTONEL product. PGP and Roche, which licensed the ACTONEL Method Patents to PGP, filed a patent infringement suit against Teva in September 2008, against Sun in January 2009 and against Apotex in March 2009 charging each with infringement of the ‘938 ACTONEL Method Patent. We and Roche filed a patent infringement suit against Mylan in April 2010 charging Mylan with infringement of the ‘938 ACTONEL Method Patent. In October, November and December 2010 and February 2011, we and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of the once-a-month ACTONEL product to include a Paragraph IV certification with respect to the ‘634 ACTONEL Method Patent. We and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 charging each with infringement of the ‘634 ACTONEL Method Patent. Our lawsuits against Teva, Apotex, Sun and Mylan for infringement of the ACTONEL Method Patents were consolidated for all pretrial purposes, and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit in a different court relating to its Boniva® product, in which the court held that claims on the ‘634 ACTONEL Method Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in our patent infringement litigation relating to the once-a-month ACTONEL product. In the motion, the defendants have sought to invalidate the asserted claims of the ACTONEL Method Patents, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by us and Roche for summary judgment of infringement took place on December 14, 2012. The FDA has tentatively approved Teva’s ANDA with respect to its generic version of the once-a-month ACTONEL product. However, none of the defendants challenged the validity of the underlying ACTONEL NCE Patent, which covers all of our ACTONEL products (including the once-a-month ACTONEL product), and does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

In August and October 2011 and March 2012, we received Paragraph IV certification notice letters from Actavis (formerly Watson Pharmaceuticals, Inc.), Teva and Ranbaxy, respectively, regarding the ATELVIA F&M Patents and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell generic versions of the ATELVIA 35 mg product. We filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012, charging each with infringement of the ATELVIA F&M Patents. On August 21, 2012, the USPTO issued to us the ATELVIA Formulation Patent. We listed the ATELVIA Formulation Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to include the ATELVIA Formulation Patent, and we amended our complaints against Actavis, Teva and Ranbaxy to assert the ATELVIA Formulation Patent. None of the ANDA filers certified against the ACTONEL NCE Patent, which covers all of our ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

Our ASACOL products have also been subject to challenges from potential generic competitors. In September 2011, we received a Paragraph IV certification notice letter from Zydus regarding the ASACOL HD Patent and indicating that Zydus had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the ASACOL HD (800 mg) product. In addition, Zydus indicated that it had submitted a Paragraph III certification with respect to the ASACOL Patent, consenting to the delay of FDA approval of the ANDA product until the ASACOL Patent expires in July 2013. In November 2011, we filed a lawsuit against Zydus charging Zydus with infringement of the ASACOL HD Patent. The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of our receipt of the Zydus notice letter, subject to the prior resolution of the matter before the court.

We have also received challenges from potential generic competitors with respect to our contraceptive products, including LOESTRIN 24 FE and LO LOESTRIN FE. For example, in April 2011, we received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care, regarding the LOESTRIN Patent and indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the LOESTRIN 24 FE product. In June 2011, we filed a lawsuit against Famy Care and Mylan charging each with infringement of the LOESTRIN Patent. The lawsuit results in a stay of FDA approval of Famy Care’s ANDA for 30 months from the date of our receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. This 30-month stay expires in October 2013. In July 2011 and April 2012, we also received Paragraph IV certification notice letters from Lupin and Actavis, respectively, regarding the LOESTRIN Patent and LO LOESTRIN Patent and indicating that each such company had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the LO LOESTRIN FE product. We filed a lawsuit against Lupin in September 2011 and against Actavis in May 2012 charging each with infringement of the LOESTRIN Patent and the LO LOESTRIN Patent. We granted Lupin and Actavis covenants not to sue on the LOESTRIN Patent with regard to their ANDAs seeking approval for a generic version of LO LOESTRIN FE, and the court dismissed all claims concerning the LOESTRIN Patent in the Lupin and the Actavis litigations in December 2012 and February 2013, respectively. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of our receipt of such defendant’s notice letter, subject to the prior resolution of the matter before the court.

While we intend to vigorously defend each of our patents described above, and pursue our legal rights, including our right to any monetary damages when available, we can offer no assurance as to when any of our lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of our products will not be approved and enter the market prior to the expiration of the applicable patents. See the table in Item 1. “Business—Our Principal Products” for a listing of the expiration dates for each of the patents described above.

In addition, although we seek to enforce our legal rights against third parties when we believe that our intellectual property or other proprietary rights are infringed, we have in the past, and may in the future, enter into settlements of our litigation with generic competitors that result in the sale of generic products prior to the expiration of our patents. For example, as a result of our settlement in January 2009 of our outstanding patent litigation against Actavis relating to LOESTRIN 24 FE, we granted Actavis a non-exclusive license to launch a generic version of this product in 2014. More specifically, under the agreement, Actavis agreed, among other things, not to commence marketing its generic equivalent product until the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which we have granted rights to a third party to market a generic version of LOESTRIN 24 FE in the United States or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the United States without authorization from us. In addition, in December 2010 and January 2012, we settled patent litigation related to our DORYX 75 mg, 100 mg and 150 mg products with Heritage and Sandoz, respectively. Under the applicable settlement agreement, Heritage and Sandoz each agreed, among other things, not to market and sell a generic equivalent product until December 15, 2016, subject to certain exceptions. As a result of Mylan entering the market with its FDA approved generic equivalent of the DORYX 150 product in early May 2012, as described above, each of Heritage and Sandoz can market and sell a generic equivalent of our DORYX 150 product upon receipt of final FDA approval for its generic product. In addition, recent legislative and regulatory proposals, if adopted, could affect the duration of our patent protection for our products by limiting our future ability to settle litigation with companies that file ANDAs to sell generic versions of our products.

We cannot predict the outcome of the matters described above or whether we will receive additional challenges to our intellectual property. If we lose market exclusivity for any of our products, it could result in a material impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We also rely on patents, trade secrets and proprietary knowledge to protect our products. We take steps to protect our proprietary rights by filing applications for patents on certain inventions, by entering into confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, licensees and other companies and enforcing our legal rights against third parties that we believe may infringe our intellectual property rights. We do not ultimately control whether we will be successful in enforcing our legal rights against third-party infringers, whether our patent applications will result in issued patents, whether our patents will be subjected to inter partes review by the USPTO, whether our confidentiality, non-disclosure and assignment of invention agreements will be breached and whether we will have adequate remedies in the event of any such breach, or whether our trade secrets will become known by competitors.

We are today, and have in the past been, involved in litigation with respect to the validity and infringement of our patents and we may be involved in such litigation in the future. In addition, we have been subject to claims that our products infringe on the patents of others. For example, in August 2012, Bayer filed a complaint against us alleging that our manufacture, use, offer for sale, and/or sale of LO LOESTRIN FE infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a claim seeking to invalidate the Company’s ‘984 Patent, which covers the LO LOESTRIN FE product. In February 2013, Bayer filed a complaint against us alleging that our LOESTRIN 24 FE oral contraceptive product infringes Bayer’s U.S. Patent No. RE43,916. In the complaint, Bayer seeks unspecified monetary damages for the alleged infringement.

The outcome of this type of litigation is unpredictable and, if unfavorable, may deprive us of market exclusivity or prevent us from marketing and selling a product altogether. In addition, bringing and defending these lawsuits is costly, and consequently we may decide to not bring or defend such suits and to abandon the products to which they relate. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. If we lose market exclusivity for or stop marketing a product, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Delays in production or other disruptions within our supply chain could have a material adverse impact on our business.

Our pharmaceutical manufacturing facility located in Fajardo, Puerto Rico currently manufactures and packages many of our hormonal contraceptive and HT products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages our DORYX tablets and a portion of our ENABLEX products. The PGP facility we acquired in Weiterstadt, Germany currently manufactures ASACOL tablets and DELZICOL capsules and packages ACTONEL for distribution outside the United States. The manufacture of pharmaceutical products requires precise and reliable controls and is subject to significant compliance obligations under applicable laws and regulations. If we fail to comply with such requirements at our Fajardo, Weiterstadt or other facilities, we may be subjected to legal or regulatory action, including potential shutdowns, which could result in our failure to meet the demand for our existing products, the loss of all or a portion of our current market share or delays in the qualification of such facilities for the manufacture of our new products.

Further, we currently contract with various third parties (each, a “product supplier”) to manufacture and/or package certain of our pharmaceutical products and/or supply the API and other pharmaceutical ingredients necessary to manufacture our products. Certain of these product suppliers are currently our sole source of supply for the applicable product or product component. If we are unable to renew these third party contracts on favorable terms or identify an acceptable replacement, any of our product suppliers experience financial difficulties or any of our product suppliers fail to provide us with products or product components without interruption or comply with their obligations under our various supply arrangements, we may experience a delay in supply which could be significant. In the event of such a delay, we may not have adequate contractual or equitable remedies for any breach. Our product suppliers have occasionally been unable to meet all of our orders, which has led to the depletion of our safety stock and temporary shortages of trade supply and promotional samples, and we may in the future experience additional interruptions in our product supply if any of our product suppliers are unable to meet our needs.

The manufacture and packaging of our products, as well as the manufacture of product components such as API, is highly regulated, and any failure by our own manufacturing facilities or the facilities of any product supplier to comply with regulatory requirements could adversely affect our supply of products. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with cGMPs. In complying with cGMP requirements, product suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are also subject to periodic unannounced inspections by the FDA and other regulatory authorities. Failure to comply with applicable legal or cGMP requirements subjects product suppliers to possible legal or regulatory action, including shutdown, and/or the obligation to undertake remedial work, which may adversely affect such product supplier’s ability to supply product. In addition, the facilities that we or our product suppliers use to manufacture and package our products are subject to change. For example, CPL, which manufactures our ESTRACE Cream product, recently closed its manufacturing facility in Buffalo, New York and transferred its operations at that location to its facilities in Mississauga, Canada. Such transfers are subject to regulatory approvals, and the failure to obtain such approvals in a timely manner may delay production at the new facility and result in an interruption in our product supply.

In March 2012, our Fajardo, Puerto Rico manufacturing facility received a warning letter from the FDA. The warning letter raised certain violations of current cGMPs originally identified in a Form 483 observation letter issued by the FDA after an inspection of the facility in June and July 2011. More specifically, the warning letter indicated that we failed to conduct a comprehensive evaluation of our corrective actions to ensure that certain stability issues concerning OVCON 50 were adequately addressed. In addition, the FDA cited our stability issues with OVCON 50 and our evaluation of certain other quality data, in expressing its general concerns with respect to the performance of our Fajardo quality control unit. Until the cited issues are resolved, the FDA will likely withhold approval of requests for, among other things, pending drug applications listing the Fajardo facility. We can give no assurances that the FDA will be satisfied with our response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

The FDA and other regulatory authorities must also approve suppliers of certain active and inactive pharmaceutical ingredients and certain packaging materials used in our products as well as suppliers of finished products, and the approval process can be lengthy. The development, regulatory approval and commercial sales of our products are dependent upon our ability to procure these ingredients, packaging materials and finished products from suppliers approved by the FDA and other regulatory authorities. In the event that certain ingredients, packaging materials or finished products were no longer available from the initially approved supplier or that supplier had its approval from the FDA or other regulatory authority withdrawn, we would be required to find a new approved supplier. The qualification of a new product supplier or a new supplier of product components could potentially halt or delay the manufacture of the drug involved. Furthermore, we may not be able to obtain API, packaging materials or finished products from a new supplier on terms that are as favorable to us as those agreed to with the initially approved supplier or at reasonable prices.

We also contract with various third parties to package and distribute certain of our products, including in Western Europe where we recently moved to a wholesale distribution model in certain jurisdictions to minimize operational costs going forward. If we are unable to renew these third party contracts on favorable terms or identify an acceptable replacement or any of these parties experience financial difficulties or fail to satisfy their contractual obligations, we may experience a disruption in our supply chain which could be significant. In the event of such a disruption, we may not have adequate contractual or equitable remedies for any breach.

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

Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs, including by developing formularies to encourage plan beneficiaries to utilize preferred products for which the plans have negotiated favorable terms. Exclusion of a product from a formulary, or placement of a product on a disfavored formulary tier, can lead to sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or if adequate reimbursements are not provided, or if reimbursement policies increasingly favor generic products, our market share and business could be negatively affected. For example, net sales of some of our ACTONEL products in recent years have experienced decreased demand in the United States as a result of aggressive managed care initiatives implemented to favor generic versions of competing branded products, and we cannot ensure that our efforts to address these market share pressures will succeed in limiting any further loss of market share.

We also experience pricing pressures from government sponsored health systems, particularly as a result of regulations relating to Medicare and Medicaid. The Medicare Part D outpatient prescription drug benefit provides elderly and disabled patients eligible for Medicare with access to subsidized prescription drug coverage. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors. These plan sponsors use their purchasing power under these programs to demand discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. In addition, the PPACA contains a requirement that manufacturers provide a 50% discount on prescriptions filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” As a result, our revenues from products such as ACTONEL, which are covered by the Medicare drug benefit, have decreased and may decrease further. With respect to our drug products reimbursed under the Medicaid program, most states have established preferred drug lists (“PDLs”) and require that manufacturers pay supplemental rebates, in addition to the federal rebate, to the state in order to be included in the PDL or to avoid being placed in a disfavored position on the state formulary. Publicly funded drug insurance programs operated by provincial and territorial governments in Canada also maintain formularies that similarly may require us to provide our products at reduced prices in order to be listed on the applicable government formulary. In addition, most European Union member states impose controls on the prices at which medicines are reimbursed under state-run healthcare schemes. In many European countries reimbursement of a product is conditional on the agreement by the seller not to sell the product above a fixed price in that country. Often the reimbursement price is established unilaterally by the national authorities and is accompanied by the inclusion of the product on a list of reimbursable products. Some member states operate reference pricing systems in which they set national reimbursement prices by reference to those in other member states. Increased pressures to reduce government healthcare spending and increased transparency of prices following the adoption of the euro have meant that an increasing number of governments have adopted this approach. Furthermore, increased price transparency or the loss of exclusivity, such as our loss of exclusivity for ACTONEL in Western European markets in late 2010, may result in an increase in parallel importation of pharmaceuticals from lower price level countries to higher priced markets, which could lower our effective average selling price.

Recent healthcare reforms have affected, and may further affect, the pricing and reimbursement of our products and have a material adverse effect on our revenues, financial condition, results of operations and cash flows. In the United States, the enactment of the PPACA substantially changed the way healthcare is financed by both governmental and private payors and significantly affects many companies in the pharmaceutical industry, including us. These changes included, among other things:

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

In addition, in 2011, regulations and guidance were issued pursuant to the PPACA requiring health plans generally to eliminate any patient cost-sharing, such as co-payments, co-insurance or deductibles, on certain preventive health care services, including oral contraceptives. However, under the regulation, plans may be able to retain some flexibility to use reasonable medical management techniques to determine how to cover preventive services, including the ability to require cost-sharing for branded drugs if a generic version is available. It is not yet clear what effect, if any, this requirement may have on the market for branded oral contraceptives such as our LOESTRIN products.

We are unable to predict the future course of health care legislation and regulations, including additional regulations that will be issued to implement the provisions of the PPACA. Further, U.S. federal and state governments as well as foreign governments continue to propose other legislative and regulatory measures aimed at reforming their respective healthcare systems, including proposals in the United States to permit the federal government to use its purchasing power to negotiate further discounts from pharmaceutical companies under Medicare. The PPACA and future healthcare reform legislation could decrease the prices we receive for our products or our sales volume, impose additional taxes or other measures that result in an increase to our costs of doing business and have a material adverse effect on our revenues, financial condition, results of operations and cash flows.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability, and changes in tax laws and regulations could materially adversely affect our results of operations, financial position and cash flows.

We conduct operations worldwide through subsidiaries in various tax jurisdictions. Certain aspects of the transactions between our subsidiaries, including our transfer pricing (which is the pricing we use in transactions between our various subsidiaries) and our intercompany financing arrangements, could be challenged by applicable taxing authorities. While we believe both our transfer pricing and our intercompany financing arrangements comply with existing tax rules, either or both could be challenged by the applicable taxing authorities. Following any such challenge, our taxable income could be reallocated among our subsidiaries. Such reallocation could both increase our consolidated tax liability and adversely affect our financial condition, results of operations and cash flows.

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

The pharmaceutical industry is characterized by rapid product development and technological change, and as a result, our pharmaceutical products could be rendered obsolete or their value may be significantly decreased by the development of new technology or new branded pharmaceutical products indicated for the treatment of conditions currently addressed by our products, technological advances that reduce the cost of production or marketing or pricing actions by one or more of our competitors. For example, net sales of our ACTONEL products have experienced decreased demand in the United States due to overall declines in the U.S. oral bisphosphonate market, as well as market share gains by competing products. We cannot ensure that our efforts to address these market share pressures will succeed in limiting any loss of market share. Some of the companies we compete against have significantly greater resources than we do, and therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Our inability to compete successfully with respect to these or other factors may materially and adversely affect our cash flows or revenues, or may result in our inability to realize the value of our branded pharmaceutical products, including products acquired from third parties, and may require us to record an impairment charge which may be material.

Certain key products generate a significant percentage of our revenues, and any events that adversely affect the markets for these products could materially reduce our revenues, earnings and cash flows.

For the year ended December 31, 2012, revenues of our ACTONEL, ASACOL and LOESTRIN 24 FE products represented approximately 66% of our total revenue for the period. Any events that adversely affect the future sales of these or other significant products could materially reduce our revenues, earnings and cash flows. These events could include loss of patent protection, competition from generic versions of our products, generic versions of competing branded products (including those that compete with our ACTONEL and oral contraceptive products) and branded products, the discovery of previously unknown side effects, the impact of changes in our business strategy or other internal factors, pricing pressures and reimbursement policy changes and any production delays. For example, as discussed elsewhere in this Annual Report, ACTONEL products lost patent protection in Canada and Western European countries in 2010, our ASACOL 400 mg product and our DELZICOL product, which is currently protected by the ASACOL Patent, will lose U.S. patent protection in July 2013, our ACTONEL once-a-week product will lose U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and our LOESTRIN 24 FE product will lose U.S. patent protection in July 2014. In addition, the 30-month stay of FDA approval of Famy Care’s ANDA relating to our LOESTRIN 24 FE product expires in October 2013, and we can offer no assurance that a generic version of such product will not be launched “at-risk” if the FDA approves Famy Care’s ANDA thereafter. Certain ACTONEL and ASACOL products have also experienced market share declines in the United States as a result of competition from other branded and generic products and ACTONEL revenues in the United States have been adversely impacted by declines in the overall oral bisphosphonate market.

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

For example, in the United States the Food and Drug Administration Amendments Act of 2007 provided the FDA with extensive authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities.

Requirements have also been imposed in some states, and proposed in other states, requiring us to provide paper or electronic pedigree information for the drugs that we distribute to help establish their authenticity and to track their movement from the manufacturer through the chain of distribution. These federal and state requirements, and additional requirements that have been proposed and might be adopted, may be costly, may be more restrictive or come with onerous post-approval or other requirements, may hinder our ability to commercialize approved products successfully, and may harm our business.

Delays and uncertainties in clinical trials or the government approval process for new products could result in lost market opportunities and hamper our ability to recoup costs associated with product development.

FDA approval is generally required before a prescription drug can be marketed in the United States. For innovative, or non-generic, new drugs, an FDA-approved NDA is required before the drug may be marketed in the United States. The NDA must contain data to demonstrate that the drug is safe and effective for its intended uses, and that it will be manufactured to appropriate quality standards. Products marketed outside the United States are also subject to government regulation, which may be equally or more demanding. The clinical trials required to obtain regulatory approvals can be complex and expensive, and their outcomes are uncertain. Positive results from pre-clinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval. Even where clinical trials are completed successfully, the FDA or other regulatory authorities may determine that a product does not present an acceptable risk-benefit profile, and may not approve an NDA or its foreign equivalent or may only approve an NDA or its foreign equivalent with significant restrictions or conditions. In addition, until the issues cited in the warning letter issued by the FDA to our Fajardo, Puerto Rico manufacturing facility in March 2012 are resolved, the FDA will likely withhold approval of requests for, among other things, pending drug applications listing the Fajardo facility. The drug development and approval process can be time-consuming and expensive without assurance that the data will be adequate to justify approval of proposed new products. If we are unable to obtain regulatory approval for our products, we will not be able to commercialize our products and recoup our R&D costs. Furthermore, even if we were to obtain regulatory approvals, the terms of any product approval, including labeling, may be more restrictive than desired and could affect the marketability of our products, and the approvals may be contingent upon burdensome post-approval study commitments. If we are unable to obtain timely product approvals on commercially viable terms, our profitability and business could suffer.

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

In addition, case reports in scientific literature have described certain side effects that allegedly developed in patients subsequent to use of bisphosphonate medications. Since 2003, there have been case reports of adverse events involving patients who developed osteonecrosis of the jaw (“ONJ”) subsequent to alleged use of bisphosphonates. The majority of these case reports involved multiple myeloma patients who used high doses of intravenous bisphosphonates as part of their cancer therapy. In 2005, the FDA requested that all manufacturers of bisphosphonate medications, such as our bisphosphonate prescription product ACTONEL, which is approved for various osteoporosis indications, include language in their labeling regarding the reports of ONJ. In June 2008, the FDA requested information from all bisphosphonate manufacturers regarding any adverse event reports of atypical femoral fractures. The large majority of the published case reports of atypical femoral fractures have been associated with alendronate, which is marketed for osteoporosis indications by Merck as Fosamax®. In October 2010, the FDA issued a drug safety communication requiring that all manufacturers of bisphosphonate medications approved for osteoporosis indications include language in their labeling regarding the reports of atypical femoral fractures in patients taking these medications. Health Canada has since required similar class labeling in Canada on all bisphosphonate medications. The labeling of our ACTONEL and ATELVIA bisphosphonate products contain language regarding ONJ and atypical femoral fractures. In September 2011, an FDA Advisory Committee was convened to discuss the benefits and risks of long-term bisphosphonate use for osteoporosis indications in light of the potential safety concerns of ONJ and atypical femoral fractures. The Advisory Committee recommended that the labels for bisphosphonate drugs further clarify the duration of use to treat osteoporosis in an effort to minimize safety concerns regarding ONJ and atypical femoral fractures that may be associated with long-term use. Revised labeling addressing the duration of use has not yet been approved by the FDA. In May 2012, the FDA announced that bisphosphonates are effective in reducing common bone fractures in people with osteoporosis, while also recommending that physicians reassess patients after three to five years of therapy to determine whether they should remain on the drug.

The ultimate effect of these studies, and any further changes in labeling for our products, may further adversely affect the acceptability of our products by patients, the willingness of physicians to prescribe our products for their patients and/or the duration of their therapy.

Product liability claims and product recalls could harm our business.

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Our products are, in the substantial majority of cases, designed to affect important bodily functions and processes. Unforeseen side-effects caused by, or manufacturing defects inherent in, the products sold by us could result in exacerbation of a patient’s condition, further deterioration of the patient’s condition or even death. The occurrence of such an event could result in product liability claims and/or the recall of one or more of our products. Claims may be brought by individuals seeking relief for themselves or, in certain jurisdictions, by groups seeking to represent a class of allegedly similarly-situated claimants.

For example, approximately 721 product liability suits, including some with multiple plaintiffs, have been filed against, or tendered pursuant to acquisition agreements to, us in connection with the HT products FEMHRT, ESTRACE, ESTRACE Cream and medroxyprogesterone acetate. The lawsuits were likely triggered by the July 2002 and March 2004 announcements by the National Institute of Health (“NIH”) of the terminations of two large-scale randomized controlled clinical trials, which were part of the Women’s Health Initiative (“WHI”), examining the long-term effect of HT on the prevention of coronary heart disease and osteoporotic fractures, and any associated risk for breast cancer in postmenopausal women. In the case of the trial terminated in 2002, which examined combined estrogen and progestogen therapy (the “E&P Arm of the WHI Study”), the safety monitoring board determined that the risks of long-term estrogen and progestogen therapy exceeded the benefits, when compared to a placebo. WHI investigators found that combined estrogen and progestogen therapy did not prevent heart disease in the study subjects and, despite a decrease in the incidence of hip fracture and colorectal cancer, there was an increased risk of invasive breast cancer, coronary heart disease, stroke, blood clots and dementia. In the trial terminated in 2004, which examined estrogen therapy, the trial was ended one year early because the NIH did not believe that the results were likely to change in the time remaining in the trial and that the increased risk of stroke could not be justified by the additional data that could be collected in the remaining time. As in the E&P Arm of the WHI Study, WHI investigators again found that estrogen only therapy did not prevent heart disease and, although study subjects experienced fewer hip fractures and no increase in the incidence of breast cancer compared to subjects randomized to placebo, there was an increased incidence of stroke and blood clots in the legs. The estrogen used in the WHI Study was conjugated equine estrogen and the progestin was medroxyprogesterone acetate, the compounds found in Premarin® and Prempro®, products marketed by Wyeth (now Pfizer). See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Further, we may be liable for product liability, warranty or similar claims in relation to our ACTONEL bisphosphonate products. One such set of claims relates to litigation involving ACTONEL, which we acquired in October 2009 in the PGP Acquisition. Since 2003, there have been case reports in scientific literature of adverse events involving patients who developed ONJ subsequent to alleged use of bisphosphonate medications. Following the publication of these reports, several product liability lawsuits were filed against P&G and its partner under the Collaboration Agreement, Sanofi, regarding ACTONEL. These cases primarily alleged that ACTONEL caused the plaintiffs to suffer ONJ, although a few cases alleged atypical femoral fractures, both alone and in conjunction with ONJ claims. In 2010, following case reports of patients who developed atypical femoral fractures after alleged use of bisphosphonate medications, the FDA issued a drug safety communication regarding such reports. Subsequent to the issuance of the FDA’s communication, a number of our more recent product liability claims have alleged only atypical femoral fractures. We are a defendant in approximately 246 cases and a potential defendant with respect to approximately 354 unfiled claims involving a total of approximately 608 plaintiffs and potential plaintiffs arising out of the claimants’ alleged ingestion of ACTONEL. The 354 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims in exchange for our agreement to suspend the statutes of limitations relating to their potential claims. In addition, we are also aware of four purported product liability class actions brought against us in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. Generally, the plaintiffs allege that ACTONEL increases the risk of ONJ and/or atypical femoral fractures and that these risks were not included in the product’s warnings during the relevant time periods. Under the Collaboration Agreement, Sanofi has agreed to indemnify us, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the United States and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include approximately 90 claims relating to ONJ and other alleged injuries that were pending as of March 31, 2010 and not subsequently dismissed. Pursuant to the April 2010 amendment to the Collaboration Agreement, we are fully responsible for losses from any product liability claims in the United States and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. Our agreement with P&G provides that P&G will indemnify us, subject to certain limits, for 50% of the losses from any product liability claims relating to PGP products that were pending as of the closing date of the PGP Acquisition, including approximately 88 claims relating to ONJ and other alleged injuries pending as of October 30, 2009 and not subsequently dismissed. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

We currently maintain product liability insurance coverage for claims aggregating between $30 million and $170 million, subject to certain terms, conditions and exclusions, and are otherwise responsible for any losses from such claims. The terms of our current and prior insurance programs vary from year to year and our insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. Successful claims brought against us in connection with our HT product liability litigation, the ACTONEL-related litigation, or other matters that are either not covered by, or are in excess of, available insurance coverage could subject us to significant liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Such claims could also harm our reputation and the reputation of our products, thereby adversely affecting our ability to market our products successfully. In addition, irrespective of the outcome of product liability claims, defending a lawsuit with respect to such claims could be costly and significantly divert management’s attention from operating our business. Furthermore, we could be rendered insolvent if we do not have sufficient financial resources to satisfy any liability resulting from such a claim or to fund the legal defense of such a claim.

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

The network through which we sell our products has undergone significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. Three large wholesale distributors accounted for an aggregate of 65% of our total revenues during the year ended December 31, 2012. If any of our major distributors reduces its inventory levels or otherwise reduces purchases of our products, it could lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug manufacturers, including us.

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

Our sales, marketing, research and other scientific/educational programs must also comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid drug rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply, including the Federal Acquisition Regulation. Our business activities outside the United States are subject to regulation under the FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to foreign government officials for the purpose of obtaining or retaining business or securing any other improper advantage.

All of our sales, marketing, research and other scientific/educational programs and activities are also potentially subject to federal and state consumer protection and unfair competition laws. In addition, in recent years, the federal government and several states in the United States, including California, Connecticut, Massachusetts, Minnesota, Nevada, New Mexico, Texas, Vermont and West Virginia, as well as the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, make periodic public disclosures on sales, marketing, pricing and other activities, and/or register their sales representatives, as well as to prohibit certain other sales and marketing practices. Similar legislation is being considered in other states.

Some of the statutes and regulations that govern our activities, such as federal and state anti-kickback and false claims laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn. Certain other requirements, such as those under the PPACA’s “Sunshine Act” provisions, are new and their breadth and application are uncertain. While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies. In particular, the FDA, the U.S. Department of Justice and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices. Beginning in February 2012, we, along with several current and former non-executive employees in our sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena we received seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of our current key products. We are cooperating in responding to the subpoena but cannot predict or determine the impact of this inquiry on our future financial condition or results of operations. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our material ongoing governmental investigations.

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

In order to grow and achieve success in our business, we must continually identify, develop, acquire and license new products that we can ultimately market. There are many difficulties and uncertainties inherent in pharmaceutical research and development, and there is a high rate of failure inherent in new drug discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity.

Any future growth through new product acquisitions will be dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. Even if such opportunities are present, we may not be able to successfully identify products as candidates for potential acquisition, licensing, development or collaborative arrangements. Moreover, other companies, many of which may have substantially greater financial, marketing and sales resources, are competing with us for the right to acquire such products. If an acquisition candidate is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. Furthermore, we do not know if we will be able to finance the acquisition or integrate an acquired product into our existing operations. The negotiation and completion of potential acquisitions could result in a significant diversion of management’s time and resources and potentially disrupt our ongoing business. Future product acquisitions may result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expense, as well as significant charges relating to acquisition and integration costs.

In addition to developing and acquiring new products, we have in the past and may in the future enter into licensing, product development and other collaborative arrangements with third parties for products. We may fail to fulfill our obligations under these types of arrangements for various reasons, including insufficient resources to adequately develop and market a product or lack of market development despite our diligence and lack of product acceptance. Our failure to fulfill our obligations could result in the loss of our rights under such an arrangement. Our inability to continue the distribution of any particular product subject to such an arrangement could harm our business, market share and profitability.

At each stage between developing or sourcing new products and marketing these products, there are a number of risks and uncertainties, and failure at any stage could have a material adverse effect on our ability to achieve commercial success with a product or to maintain or increase revenues, profits and cash flow. If we are unable to manage the challenges surrounding product development, acquisitions or the successful integration of acquisitions or we are otherwise unable to maintain an adequate flow of successful new products and new indications for existing products sufficient to cover our research and development costs and to replace sales lost to generic competition, or are displaced by competing products or therapies, it could have materially adverse effects on our business, financial condition, results of operations and cash flows.

Prescription drug importation from Canada and other countries could increase pricing pressure on certain of our products and could decrease our revenues, profit margins and cash flows.

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

We currently sell a number of products, including ACTONEL, ATELVIA, ASACOL and FEMHRT, in Canada. In addition, ESTRACE Tablets are sold in Canada by third parties. Due to government price regulation in Canada and other countries, these products are generally sold in Canada and other countries for lower prices than in the United States. As a result, if these drugs are imported into the United States from Canada or elsewhere, we may experience reduced revenue or profit margins.

We have a significant amount of intangible assets, which may never generate the returns we expect.

Our identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions (including the PGP Acquisition), were $1,817 million at December 31, 2012 (of which $1,107 million related to the ASACOL / DELZICOL product family), representing approximately 43% of our total assets of $4,218 million. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $1,029 million at December 31, 2012, representing approximately 24% of our total assets. The substantial majority of our intangible assets are owned by our Puerto Rican subsidiary.

Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Financial Accounting Standards Board Accounting Standards Codification No. 350 “Intangibles—Goodwill and other,” goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future material impairments may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, the launch of a generic equivalent of any of our products, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets. Any determination requiring the write-off of a significant portion of intangible assets may have an adverse effect on our financial condition and results of operations. For example, in connection with our annual review of intangible assets during the fourth quarter of 2008, we recorded a non-cash impairment charge of $163 million relating to our OVCON / FEMCON FE product family. Additionally, we recorded an impairment charge of $106 million in the year ended December 31, 2012, of which $101 million related to our DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of our DORYX 150 product infringed the DORYX Patent and Mylan’s subsequent introduction of a generic product in early May 2012.

If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business.

In the United States, we participate in the federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. The minimum amount of the rebate for each unit of product is set by law as 23.1% of AMP of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment, if necessary.

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

As a manufacturer of different types of drug products, including products that the Centers for Medicare and Medicaid Services treats as innovators (usually branded products) and noninnovators (usually generic products), rebate and pricing calculations are complex and vary among products and programs. For example, the Medicaid rebate amount is computed based on our submission to the Centers for Medicare and Medicaid Services at the U.S. Department of Health and Human Services of our current AMP and best price for each of our products, while the Federal Ceiling Price is calculated annually by the VA based on quarterly and annual sales submissions. The terms of our participation in the Medicaid program impose an obligation to correct the prices reported in previous periods, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past periods, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we are found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in amounts that could be material. Submission of incorrect information could also lead to liability under the False Claims Act, and such liability could include substantial penalties and/or treble damages. Similar risks and obligations apply to the VHCA program.

In addition to being complex, calculations of rebates and pricing in the United States, Canada and many of the European member states in which we sell our products are also, in certain respects, subject to interpretation by us, governmental or regulatory agencies and the courts. Government and regulatory agencies are increasingly scrutinizing the pricing and rebates reported by pharmaceutical companies, and if they disagree with our calculations, we may be subject to investigations, lawsuits or other actions that may result in additional payments by us. Finally, governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

Adverse outcomes in our outstanding litigation matters, or in new litigation matters that arise in the future, could negatively affect our business, results of operations, financial condition and cash flows.

Our financial condition could be negatively affected by unfavorable results in our outstanding litigation matters, including those described in “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report, or in lawsuits that may be initiated in the future. Our outstanding litigation matters include product liability litigation, intellectual property litigation, employment litigation and other litigation, any of which, if adversely decided, could negatively affect our business, results of operations, financial condition and cash flows.

We have also been subject to claims that we have attempted to prevent generic competition to our products in violation of antitrust laws. For instance, in July 2012, Mylan filed a complaint against us and Mayne alleging that we and Mayne prevented or delayed Mylan’s generic competition to our DORYX products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees. Following the filing of Mylan’s complaint, three putative class actions were filed against us and Mayne by purported direct purchasers, and one putative class action was filed against us and Mayne by purported indirect purchasers, each in the same court. In each case the plaintiffs allege that they paid higher prices for DORYX products as a result of our and Mayne’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. The court consolidated the purported class actions and the action filed by Mylan and ordered that all the pending cases proceed on the same schedule. On October 1, 2012, we and Mayne moved to dismiss in their entirety the claims of Mylan and the direct purchasers. We and Mayne moved to dismiss the indirect purchaser plaintiff’s claims on October 31, 2012. Discovery is ongoing while the parties await the court’s decisions on the pending motions to dismiss. On November 21, 2012, the Federal Trade Commission filed with the court an amicus curiae brief supporting the plaintiffs’ theory of relief. On February 5, 2013, four members of the putative direct purchaser antitrust class filed in the same court a civil antitrust complaint in their individual capacities against us and Mayne regarding DORYX. The complaint recites similar facts and asserts similar legal claims and relief to those asserted in the related cases described above. If these claims are successful such claims could adversely affect us and could have a material adverse effect on our business, financial condition, results of operation and cash flows.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2012, we had total indebtedness of $3,975 million.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or to meet our other liquidity needs. Our substantial indebtedness, combined with our leases and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase because debt under the Senior Secured Credit Facilities bears interest at our option at adjusted LIBOR (subject to a floor rate for certain tranches of loans thereunder) plus an applicable margin or ABR plus an applicable margin. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms, if at all.

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

We are dependent on information technology systems and infrastructure.

We rely on information technology systems and infrastructure to manage our operations. These systems are potentially vulnerable to breakdown, malicious intrusion, and random attack. Likewise, confidentiality or data privacy breaches by employees or others with permitted access to our systems may pose a risk that trade secrets, personal information, or other sensitive data may be exposed to unauthorized persons or to the public. Any disruptions or breaches of security could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Ordinary Shares

Our results of operations might fluctuate from period to period, and a failure to meet the expectations of investors or the financial community at large could result in a decline in the market price of our ordinary shares.

Our results of operations might fluctuate significantly on a quarterly and annual basis due to, among other factors:

•	the timing of regulatory approvals and product launches by us or competitors, including potential generic competitors, and other changes in the level of competition faced by our products;

•

changes in the level of revenue generated by commercialized products, including as a result of changes in the level of demand for our products, price changes and changes in the levels of sales-related deductions;

•

fluctuations in our development and other costs in connection with ongoing product development programs and the timing of milestone payments that might be required to our current or future licensors or other partners;

•

changes in the level of promotional or marketing support for our products and the size of our sales force, as well as the level of marketing and other expenses required in connection with product launches and ongoing product growth;

•	our ability to successfully develop or acquire and launch new products and to supply product in amounts sufficient to meet customer demand;

•

the timing of the acquisition and integration of businesses, assets, products and technologies and of any up-front payments that might be required in connection with any future acquisition of product rights;

•	expansions or contractions of the pipeline inventories of our products held by our customers;

•	our ability to maintain efficient levels of inventory of our pharmaceutical products, as well as API and other pharmaceutical ingredients necessary to manufacture our products;

•	changes in the regulatory environment, including the impact of healthcare reforms in the United States and other markets we serve;

•	internal factors, such as changes in business strategies and the impact of restructurings, asset impairments and business combinations; and

•	conditions affecting our core therapeutic markets, currently women’s healthcare, gastroenterology, urology and dermatology, as well as general and industry-specific business and economic conditions.

The market price of our ordinary shares could decline significantly if, as a result of the foregoing factors or otherwise, our future operating results fail to meet or exceed the expectations of public market analysts and investors.

There can be no assurance that we will continue to declare cash dividends or repurchase ordinary shares.

In August 2012, we announced the Dividend Policy under which we expect to pay a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. We also announced that our Board of Directors had authorized the adoption of the Current Redemption Program, which allows us to redeem up to an aggregate of $250 million of our ordinary shares in addition to those redeemed under the Prior Redemption Program. The Dividend Policy and the Current Redemption Program do not obligate us to pay dividends or to redeem any number of ordinary shares (or an aggregate of ordinary shares equal to the full $250 million authorization). Any declaration by our Board of Directors to pay future cash dividends or to redeem ordinary shares will depend on our earnings and financial condition and other relevant factors at such time, including all relevant laws and agreements to which we are subject. Future dividends and share repurchases, including their timing and amount, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; debt service requirements; restrictive covenants in our financing agreements; solvency requirements applicable to us and our subsidiaries; our credit rating; changes to applicable tax laws or corporate laws; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase under the Current Redemption Program may further be affected by a number of other factors, including our share price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or share repurchases may change from time to time, and we cannot provide any assurance that we will continue to declare dividends and/or repurchase shares in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or share repurchases could have a negative effect on the price of our ordinary shares.

Future sales of our shares could depress the market price of our ordinary shares.

Sales of a substantial number of our ordinary shares, in the public market or otherwise, or the perception that such sales could occur, could adversely affect the market price of our ordinary shares. As of December 31, 2012, we had a total of approximately 250.5 million of our ordinary shares outstanding.

As of December 31, 2012, our remaining Sponsors collectively owned approximately 9% of our outstanding ordinary shares. All of the ordinary shares held by them were issued and sold by us in private transactions and are eligible for public sale if registered under the Securities Act or sold in accordance with Rule 144 thereunder. The remaining Sponsors have the right, subject to certain conditions, to cause us to register the ordinary shares that they currently own. In addition, our articles of association permit the issuance of up to approximately 249.5 million additional ordinary shares. Thus, we have the ability to issue substantial amounts of ordinary shares in the future, which would dilute the percentage ownership held by current shareholders.

In addition, we have also filed a registration statement on Form S-8 under the Securities Act to register up to approximately 17.3 million of our ordinary shares issued pursuant to awards granted under the Warner Chilcott Equity Incentive Plan (the “Plan”), plus an indeterminate number of additional shares to prevent dilution resulting from stock splits, certain stock dividends (including the 2010 Special Dividend and the 2012 Special Dividend) or similar transactions. As restricted share awards and their equivalents under the Plan are granted and vest and option awards under the Plan are granted, vest and are exercised, the shares vesting and/or issued on exercise, as applicable, generally will be available for sale in the open market by holders who are not our affiliates and, subject to the volume and other applicable limitations of Rule 144, by holders who are our affiliates. As of December 31, 2012, options to purchase approximately 5.8 million of our ordinary shares were outstanding (of which options to acquire approximately 3.4 million ordinary shares were vested). In addition, as of December 31, 2012, approximately 8.0 million restricted shares and their equivalents were granted under the Plan (of which approximately 4.5 million shares were vested).

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

Some specific factors that may have a significant effect on our ordinary shares’ market price include:

•	actual or expected fluctuations in our operating results;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	conditions in our industry generally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our inability to raise additional capital;

•	changes in market prices for our products;

•	our payment of dividends and/or our repurchase of ordinary shares and any changes in or terminations of the Dividend Policy or the Current Redemption Program; and

•	changes in stock market analyst recommendations regarding our ordinary shares, other comparable companies or our industry generally.

Provisions of our articles of association could delay or prevent a takeover of us by a third party.

Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

•	permit our Board of Directors to issue one or more series of preferred shares with rights and preferences designated by our Board of Directors;

•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•	stagger the terms of our Board of Directors into three classes; and

•

require the approval of a supermajority of the voting power of the shares of our share capital entitled to vote generally in the election of directors for shareholders to amend or repeal our articles of association.

These provisions may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board of Directors.

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

We are an Irish company and it may be difficult for you to enforce judgments against us or certain of our officers and directors.

We are incorporated in Ireland and a substantial portion of our assets are located in jurisdictions outside the United States. In addition, some of our officers and directors reside outside the United States, and some or all of their respective assets are or may be located in jurisdictions outside of the United States. Therefore, it may therefore be difficult for investors to effect service of process against us or such officers or directors or to enforce against us or them judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

There is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

•	the judgment must be for a definite sum;

•	the judgment must be final and conclusive; and

•	the judgment must be provided by a court of competent jurisdiction.

An Irish court will also exercise its right to refuse judgment if the foreign judgment was obtained by fraud, if the judgment violated Irish public policy, if the judgment is in breach of natural justice or if it is irreconcilable with an earlier judgment. Further, an Irish court may stay proceedings if concurrent proceedings are being brought elsewhere. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish courts if deemed to be contrary to public policy in Ireland.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our pharmaceutical manufacturing facility in Fajardo, Puerto Rico houses approximately 194,000 sq. ft. of manufacturing space. Adjacent to the facility is an approximately 24,000 sq. ft. warehouse that we lease from a third party. The Fajardo facility currently manufactures and packages many of our hormonal contraceptive and HT products, including LOESTRIN 24 FE and LO LOESTRIN FE, and packages our DORYX tablets and a portion of our ENABLEX products. In March 2012, our Fajardo, Puerto Rico manufacturing facility received a warning letter from the FDA. The warning letter raised certain violations of cGMP originally identified in a Form 483 observation letter issued by the FDA after an inspection of the facility in June and July 2011. More specifically, the warning letter indicated that we failed to conduct a comprehensive evaluation of our corrective actions to ensure that certain stability issues concerning OVCON 50 were adequately addressed. In addition, the FDA cited our stability issues with OVCON 50 and our evaluation of certain other quality data, in expressing its general concerns with respect to the performance of our Fajardo quality control unit. We take these matters seriously and submitted a written response to the FDA in April 2012. Following our receipt of the Form 483 observation letter, we immediately initiated efforts to address the issues identified by the FDA and have been working diligently to resolve the FDA’s concerns. Until the cited issues are resolved, the FDA will likely withhold approval of requests for, among other things, pending drug applications listing the Fajardo facility. At this time, we do not expect that the warning letter will have a material adverse effect on our existing business, financial condition, results of operations or cash flows. However, we can give no assurances that the FDA will be satisfied with our response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

In the PGP Acquisition, we acquired facilities in Weiterstadt, Germany and in Manati, Puerto Rico. The facility in Weiterstadt, Germany houses approximately 50,000 sq. ft. of manufacturing space and 54,000 sq. ft. of warehouse space. The Weiterstadt facility currently manufactures ASACOL tablets and DELZICOL capsules and packages ACTONEL for distribution outside the United States. The facility in Manati, Puerto Rico houses approximately 131,000 sq. ft. of warehousing, distribution and administrative space.

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

As of December 31, 2012, we leased approximately 9,500 square feet of office space in Dublin, Ireland, where our corporate headquarters are located, and 106,000 sq. ft. of office space in Rockaway, New Jersey, where our U.S. operations are headquartered.

Item 3. Legal Proceedings.

See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices for Ordinary Shares

Our ordinary shares trade on The NASDAQ Global Market under the symbol “WCRX.” The following table presents the high and low prices for, and dividends paid on, our ordinary shares on The NASDAQ Global Market during the periods indicated:

	High	Low	Dividend(1)
2012:
First Quarter (ended March 31, 2012)	$17.58	$15.46	N/A
Second Quarter (ended June 30, 2012)	$23.28	$15.17	N/A
Third Quarter (ended September 30, 2012)	$18.84	$12.62	$4.00
Fourth Quarter (ended December 31, 2012)	$13.68	$10.85	$0.25
2011:
First Quarter (ended March 31, 2011)	$25.07	$21.70	N/A
Second Quarter (ended June 30, 2011)	$25.92	$21.99	N/A
Third Quarter (ended September 30, 2011)	$24.65	$13.63	N/A
Fourth Quarter (ended December 31, 2011)	$19.00	$12.90	N/A

(1)	See “—Cash Dividends” below.

As of February 8, 2013, there were 8 registered holders of record for our ordinary shares and 250,590,087 shares outstanding. Because many of our ordinary shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our ordinary shares on The NASDAQ Global Market on February 8, 2013 was $14.19.

Cash Dividends

On September 10, 2012, we paid the 2012 Special Dividend of $4.00 per share, or $1,002 million in the aggregate, to shareholders of record on August 31, 2012.

In August 2012, we announced the Dividend Policy under which we expect to pay a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. On December 14, 2012, we paid our first semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, or $62 million in the aggregate, to shareholders of record on November 30, 2012. Any declaration by our Board of Directors to pay future cash dividends will depend on our earnings and financial condition and other relevant factors at such time.

Irish Dividend Withholding Tax

In certain circumstances, we are required to deduct Irish dividend withholding tax (“DWT”) (currently at the rate of 20%) from dividends (or other distributions) paid to our shareholders. As particular rules apply to shareholders based on their circumstances, shareholders should consult with their tax advisors to confirm whether they are eligible for exemption from DWT on dividends paid by the Company.

Performance Graph

The following graph shows the value as of December 31, 2012 of a $100 investment in our ordinary shares as if made on December 31, 2007, as compared with similar investments based on the value of (i) the NASDAQ Composite Index and (ii) the NASDAQ Pharmaceutical Index in each case on a “total return” basis assuming reinvestment of dividends. The index values were calculated assuming an initial investment of $100 in such indexes on December 31, 2007. The stock performance shown below is not necessarily indicative of future performance.

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. The Performance Graph represents the performance of the Class A common shares of Warner Chilcott Limited from December 31, 2007 until the effective time of the Redomestication following the close of business on August 20, 2009, and the performance of our ordinary shares from August 21, 2009 through December 31, 2012. The Class A common shares of Warner Chilcott Limited were also listed on The NASDAQ Global Market under the symbol “WCRX.” In connection with the Redomestication, Warner Chilcott Limited became a wholly owned subsidiary of Warner Chilcott plc.

Comparative values:

	Warner Chilcott Stock	NASDAQ Composite Index	NASDAQ Pharmaceutical Index
On December 31, 2007	$100.00	$100.00	$100.00
On December 31, 2008	$81.78	$59.03	$97.45
On December 31, 2009	$160.58	$82.25	$104.75
On December 31, 2010	$177.24	$97.32	$111.47
On December 31, 2011	$118.87	$98.63	$123.06
On December 31, 2012	$125.27	$110.78	$164.89

Unregistered Sales of Securities

None.

Repurchases of Equity Securities During the Quarter Ended December 31, 2012

None.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data. The selected consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2010, 2009 and 2008, and for the years ended December 31, 2009 and 2008 presented in this table are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report.

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report and in our previously filed Annual Reports on Form 10-K.

	Year Ended December 31,
(in millions, except per share amounts)	2012(1)	2011(1)	2010(1)	2009(1)	2008
Statement of Operations Data:
Total revenue	$2,541	$2,728	$2,974	$1,436	$938
Costs and expenses:
Cost of sales (excluding amortization and impairment of intangible assets)(2)	311	356	493	320	199
Selling, general and administrative(3)	745	924	1,090	436	193
Restructuring costs(4)	47	104	—	—	—
Research and development	103	108	147	77	50
Amortization of intangible assets	498	596	653	312	224
Impairment of intangible assets(5)	106	—	—	—	163
(Gain) on sale of assets(6)	—	—	—	(393)	—
Interest expense, net(7)(8)(9)(10)	236	340	284	125	93

Income before taxes	495	300	307	559	16
Provision for income taxes	92	129	136	45	24

Net income / (loss)	$403	$171	$171	$514	$(8)

Per Share Data(11)(12)(13):
Earnings / (loss) per ordinary share—basic	$1.62	$0.68	$0.68	$2.05	$(0.03)
Earnings / (loss) per ordinary share—diluted	$1.61	$0.67	$0.67	$2.05	$(0.03)
Dividends per share(7)(10)(14)	$4.25	$—	$8.50	$—	$—
Weighted average shares outstanding—basic	248.3	252.0	251.3	250.6	249.8
Weighted average shares outstanding—diluted	250.5	254.3	253.9	251.2	249.8
Balance Sheet Data (at period end):
Cash and cash equivalents	$474	$616	$401	$539	$36
Total assets(2)(4)(5)(6)(7)(8)	4,218	5,030	5,652	6,054	2,583
Total debt(6)(7)(8)(9)(10)	3,975	3,863	4,679	3,039	963
Shareholders’ (deficit) / equity(7)(10)(13)(14)	(600)	69	(66)	1,889	1,350

(1)	On October 30, 2009, we acquired PGP for $2,919 million in cash and the assumption of certain liabilities. Under the terms of the purchase agreement, we acquired PGP’s portfolio of branded pharmaceutical products, its prescription drug pipeline, its manufacturing facilities in Manati, Puerto Rico and Germany and a net receivable owed from P&G of approximately $60 million. We funded the PGP Acquisition with the proceeds of $2,600 million of borrowings made on October 30, 2009 under the Prior Senior Secured Credit Facilities and cash on hand. The incurrence of such indebtedness impacted our interest expense during the years ended December 31, 2012, 2011, 2010 and 2009. The results of operations of PGP have been included in our consolidated statement of operations since October 30, 2009. We recorded adjustments to the fair value of our assets and liabilities as of the date of the PGP Acquisition, which resulted in a significant increase to intangible assets. In addition, our cost of sales for the years ended December 31, 2010 and 2009 included charges of $106 million and $74 million, respectively, attributable to a purchase accounting adjustment increasing the opening value of the inventories acquired in the PGP Acquisition, which were recorded as that inventory was sold during each respective period.
(2)	In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $23 million for the write-down of certain property, plant and equipment and severance costs of $8 million in the year ended December 31, 2011. The expenses related to the Manati repurposing were recorded as a component of cost of sales.

(3)	We recorded a gain of $20 million in the year ended December 31, 2012, as reduction of selling, general and administrative expenses, based on the determination that it was no longer probable that the contingent milestone payments to Novartis in connection with the ENABLEX Acquisition would be required to be paid.
(4)	In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees.
(5)	During the year ended December 31, 2012, we recorded a noncash impairment charge relating to our intangible assets of $106 million, $101 million of which was attributable to the impairment of our DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of our DORYX 150 product infringed the DORYX Patent and Mylan’s subsequent introduction of a generic product in early May 2012. During the year ended December 31, 2008, we recorded a noncash impairment charge related to the OVCON/FEMCON product family intangible asset as our forecast of future cash flows declined compared to prior forecasts.
(6)	On September 23, 2009, we agreed to terminate our exclusive product licensing rights in the United States to distribute LEO’s DOVONEX, TACLONEX and all other dermatology products in LEO’s development pipeline, and sold the related assets to LEO, for $1,000 million in cash. The LEO Transaction resulted in a gain of $393 million and resulted in reductions of goodwill and intangible assets of $252 million and $220 million, respectively. We used a portion of the cash proceeds from the LEO Transaction to repay in full our then-outstanding senior secured credit facilities. In connection with the LEO Transaction, we entered into a distribution agreement with LEO pursuant to which we agreed to, among other things, continue to distribute DOVONEX and TACLONEX for LEO, for a distribution fee, through September 23, 2010. On June 30, 2010, LEO assumed responsibility for its own distribution services.
(7)	On September 8, 2010, we paid the 2010 Special Dividend to our shareholders in the amount of $8.50 per share, or $2,144 million in the aggregate. At the time of the 2010 Special Dividend our retained earnings were in a deficit position and consequently, the 2010 Special Dividend reduced our additional paid-in-capital from $2,087 million to zero and increased our accumulated deficit by $57 million. We funded the 2010 Special Dividend and paid related fees and expenses with the proceeds of $1,500 million of additional term loans borrowed under the Prior Senior Secured Credit Facilities and the issuance of $750 million aggregate principal amount of the 7.75% Notes, in each case on August 20, 2012. The incurrence of such indebtedness impacted our interest expense during the years ended December 31, 2012, 2011 and 2010.
(8)	On October 18, 2010, we acquired the U.S. rights to ENABLEX from Novartis for an upfront payment of $400 million in cash at closing, plus potential future milestone payments of up to $20 million in the aggregate, subject to the achievement of pre-defined 2011 and 2012 ENABLEX net sales thresholds. At the time of the ENABLEX Acquisition, $420 million was recorded as a component of intangible assets and is being amortized on an accelerated basis over the period of the projected cash flows for the product. On September 29, 2010, we issued an additional $500 million aggregate principal amount of the 7.75% Notes in order to fund the ENABLEX Acquisition and for general corporate purposes. The incurrence of such indebtedness impacted our interest expense during the years ended December 31, 2012, 2011 and 2010.
(9)	On March 17, 2011, we refinanced the Prior Senior Secured Credit Facilities and paid related fees and expenses and accrued interest with the proceeds of $3,000 million of term loans borrowed under our Initial Senior Secured Credit Facilities, as well as approximately $279 million of cash on hand. The refinancing had the effect of extending the maturity profile of our senior secured indebtedness and reducing certain LIBOR floors and interest margins, and impacted our interest expense during the years ended December 31, 2012 and 2011.
(10)	On September 10, 2012, we paid the 2012 Special Dividend to our shareholders in the amount of $4.00 per share, or $1,002 million in the aggregate. At the time of the 2012 Special Dividend our retained earnings were in a deficit position and consequently, the 2012 Special Dividend reduced our additional paid-in-capital from $63 million to zero and increased our accumulated deficit by $939 million. We funded the 2012 Special Dividend and paid related fees and expenses with the proceeds of $600 million of additional term loans borrowed under the Additional Term Loan Facilities on August 20, 2012 and cash on hand.
(11)	As part of the Redomestication on August 20, 2009, each outstanding Class A common share, par value $0.01 per share, of Warner Chilcott Limited was exchanged on a one-for-one basis for an ordinary share, par value $0.01 per share, of Warner Chilcott plc. References throughout to “ordinary shares” refer to Warner Chilcott Limited’s Class A common shares, par value $0.01 per share, prior to the Redomestication and to Warner Chilcott plc’s ordinary shares, par value $0.01 per share, from and after the Redomestication.
(12)	We were in a net loss position for the year ended December 31, 2008. The effect from the exercise of outstanding stock options and the vesting of restricted shares and their equivalents during the period would have been anti-dilutive. Accordingly, the effect of the shares issuable upon exercise of such stock options and the restricted shares and their equivalents have not been included in the calculation of diluted earnings per share for the year ended December 31, 2008.
(13)	In the years ended December 31, 2012 and 2011, we redeemed 1.9 million ordinary shares (for an aggregate cost of $32 million) and 3.7 million shares (for an aggregate cost of $56 million), respectively, pursuant to the Prior Redemption Program. Following the settlement of such redemptions, we cancelled all shares redeemed. As a result, we recorded a decrease in ordinary shares at par value of $0.01 per share, and our accumulated deficit/retained earnings was increased/decreased in the years ended December 31, 2012 and 2011, respectively.
(14)	On December 14, 2012, we paid our first semi-annual cash dividend to our shareholders under the Dividend Policy in the amount of $0.25 per share, or $62 million in the aggregate. The semi-annual dividend reduced our additional paid-in-capital from $5 million to zero as of November 30, 2012 and increased our accumulated deficit by $57 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with Part II. Item 6. “Selected Financial Data” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Unless otherwise noted or the context otherwise requires, references in this Form 10-K to “Warner Chilcott,” “the Company,” “our company,” “we,” “us” or “our” refer to Warner Chilcott plc and its direct and indirect subsidiaries.

Overview

We are a leading specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. We are a fully integrated company with internal resources dedicated to the development, manufacture and promotion of our products. Our franchises are comprised of complementary portfolios of established branded and development-stage products that we actively manage throughout their life cycles. Multiple products make up our existing sales base and several of these provide opportunities for future growth.

2012 Strategic Transactions

During 2012, we announced the following strategic transactions that impacted our results of operations and will continue to have an impact on our future operations.

Current Redemption Program

On August 7, 2012, we announced that our Board of Directors had authorized the Current Redemption Program, which replaced the Prior Redemption Program and allows us to redeem up to an aggregate of $250 million of our ordinary shares in addition to those redeemed under the Prior Redemption Program. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption of an aggregate of $250 million of our ordinary shares. We did not redeem any ordinary shares under the Current Redemption Program in the year ended December 31, 2012, and consequently $250 million remained available for redemption thereunder as of December 31, 2012. The Current Redemption Program does not obligate us to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 million authorization and may be suspended at any time or from time to time.

2012 Special Dividend Transaction and Related Financing

On September 10, 2012, we paid the 2012 Special Dividend in the amount of $4.00 per share, or $1,002 million in the aggregate. The 2012 Special Dividend reduced our additional paid-in-capital from $63 million to zero as of August 31, 2012 and increased our accumulated deficit by $939 million. The 2012 Special Dividend was funded, in part, by $600 million of additional term loans borrowed under the Additional Term Loan Facilities on August 20, 2012. The incurrence of this indebtedness impacted our interest expense during the year ended December 31, 2012.

New Dividend Policy

On December 14, 2012, we paid our first semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, or $62 million in the aggregate. The semi-annual dividend reduced our additional paid-in-capital from $5 million to zero as of November 30, 2012 and increased our accumulated deficit by $57 million. Under the Dividend Policy, we expect to pay a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. Any declaration by the Board of Directors to pay future cash dividends, however, will depend on our earnings and financial condition and other relevant factors at such time.

2011 Strategic Transactions

During 2011, we completed the following strategic transactions that impacted our results of operations and will continue to have an impact on our future operations.

Refinancing of Senior Secured Indebtedness

On March 17, 2011, our subsidiaries, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower,” and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into the Credit Agreement with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to refinance the Prior Senior Secured Credit Facilities. Pursuant to the Credit Agreement, the Lenders provided the Initial Senior Secured Credit Facilities in an aggregate amount of $3,250 million comprised of $3,000 million in aggregate term loan facilities and a $250 million revolving credit facility available to all Borrowers. At the closing, we borrowed a total of $3,000 million under the term loan facilities and made no borrowings under the revolving credit facility. The proceeds of the term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

Western European Restructuring

In April 2011, we announced a plan to restructure our operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact our operations at our headquarters in Dublin, Ireland, our facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or our commercial operations in the United Kingdom. We determined to proceed with the restructuring following the completion of a strategic review of our operations in our Western European markets where our product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of our Western European revenues in the year ended December 31, 2010. In connection with the restructuring, we moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees. For a further description of the Western European restructuring, including severance charges and pension-related curtailment gains recorded as a component of restructuring costs in our consolidated statement of operations, see “Note 3” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Manati Facility

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges of $23 million for the write-down of certain property, plant and equipment and severance costs of $8 million in the year ended December 31, 2011. The expenses relating to the Manati repurposing were recorded as a component of cost of sales in our consolidated statement of operations.

Prior Redemption Program

In November 2011, we announced that our Board of Directors had authorized the Prior Redemption Program, which allowed for the redemption by us of up to an aggregate of $250 million of our ordinary shares. In the years ended December 31, 2012 and 2011, we recorded the redemption of 1.9 million ordinary shares (at an aggregate cost of $32 million) and 3.7 million ordinary shares (at an aggregate cost of $56 million), respectively, pursuant to the Prior Redemption Program. Following the settlement of such redemptions, we cancelled all shares redeemed. As a result of the redemptions recorded during the years ended December 31, 2012 and 2011, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 505 “Equity,” we recorded a decrease in ordinary shares at par value of $0.01 per share, and an increase/decrease in an amount equal to the aggregate purchase price above par value in accumulated deficit/retained earnings of approximately $32 million and $56 million in the years ended December 31, 2012 and 2011, respectively. The Prior Redemption Program allowed us to redeem up to an aggregate of $250 million of our ordinary shares and was to terminate on the earlier of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

2010 Strategic Transactions

During 2010, we completed the following strategic transactions that impacted our results of operations and will continue to have an impact on our future operations.

Amendment of the Sanofi Collaboration Agreement

In April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement under which we co-develop and market ACTONEL and ATELVIA products on a global basis, excluding Japan. Pursuant to the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL and ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these territories. In return, it was agreed that for the remainder of the term of the Collaboration Agreement Sanofi would receive, as part of the global collaboration agreement between the parties, payments from us which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed percentage of either United States and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory. For a further description of the Collaboration Agreement see “Note 8” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

2010 Special Dividend and Related Financing

On September 8, 2010, we paid the 2010 Special Dividend to our shareholders in the amount of $8.50 per share, or $2,144 million in the aggregate. In order to fund the 2010 Special Dividend and pay related fees and expenses, on August 20, 2010, we incurred $1,500 million aggregate principal amount of additional term loans under the Prior Senior Secured Credit Facilities and issued $750 million aggregate principal amount of the 7.75% Notes. The incurrence of this indebtedness and the indebtedness incurred in connection with the ENABLEX Acquisition impacted our interest expense during the years ended December 31, 2012, 2011 and 2010.

ENABLEX Acquisition

On October 18, 2010, we acquired the U.S. rights to ENABLEX from Novartis for an upfront payment of $400 million in cash at closing, plus potential future milestone payments of up to $20 million in the aggregate, subject to the achievement of pre-defined 2011 and 2012 ENABLEX net sales thresholds. At the time of the ENABLEX Acquisition, $420 million was recorded as a component of intangible assets and is being amortized on an accelerated basis over the period of the projected cash flows for the product. Concurrent with the closing of the ENABLEX Acquisition, we and Novartis terminated our existing co-promotion agreement, and we assumed full control of sales and marketing of ENABLEX in the U.S. market. In connection with the ENABLEX Acquisition, Novartis agreed to manufacture ENABLEX for us until October 2013. Novartis also currently packages ENABLEX for us. We issued an additional $500 million aggregate principal amount of the 7.75% Notes on September 29, 2010 in order to fund the ENABLEX Acquisition and for general corporate purposes.

Factors Affecting Our Results of Operations

Revenue

We generate two types of revenue: revenue from product sales (including contract manufacturing) and other revenue which currently includes royalty revenue and revenue earned under co-promotion and distribution agreements. During the first half of 2010, we recorded revenue and cost of sales of DOVONEX and TACLONEX for LEO at nominal distributor margins under the distribution agreement executed in connection with the LEO Transaction. On June 30, 2010, LEO assumed responsibility for its own distribution services and subsequent thereto we no longer recorded revenues and cost of sales related to DOVONEX or TACLONEX.

Net Sales

We promote a portfolio of branded prescription pharmaceutical products currently focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. To generate demand for our products, our sales representatives make face-to-face promotional and educational presentations to physicians who are potential prescribers of our products. By informing these physicians of the attributes of our products, we generate demand for our products with physicians, who then write prescriptions for their patients, who in turn go to the pharmacy where the prescription is filled. Pharmacies buy our products either through wholesale pharmaceutical distributors or directly from us (for example, retail drug store chains) in certain markets. We recognize revenue when title and risk of loss pass to our customers, net of sales-related deductions.

When our unit sales to our direct customers in any period exceed market demand for our products by end-users (as measured by estimates of filled prescriptions or its equivalent in units), our sales in excess of demand must be absorbed before our direct customers begin to order again, thus potentially reducing our expected future unit sales. Conversely, when market demand by end-users of our products exceeds unit sales to our direct customers in any period, our expected future unit sales to our direct customers may increase. We refer to the estimated amount of inventory held by our direct customers and pharmacies and other organizations that purchase our product from our direct customers, which is generally measured by the estimated number of days of end-user demand on hand, as “pipeline inventory.” Pipeline inventories expand and contract in the normal course of business. As a result, our unit sales to our direct customers in any period may exceed or be less than actual market demand for our products by end-users (as measured by estimates of filled prescriptions). When comparing reported product sales between periods, it is important to not only consider market demand by end-users, but also to consider whether estimated pipeline inventories increased or decreased during each period.

We generate revenue primarily from the sale of branded pharmaceutical products in the North American and Western European markets including our osteoporosis products (ACTONEL and ATELVIA), our oral contraceptives (LOESTRIN 24 FE, LO LOESTRIN FE, and others), our HT products (ESTRACE Cream and others), our gastroenterology product (ASACOL), our urology product (ENABLEX) and our oral antibiotic for the adjunctive treatment of severe acne (DORYX). Our revenue from sales of these products consists primarily of sales invoiced less returns and other sales-related deductions (also see Critical Accounting Policies and Estimates—“Revenue Recognition” for a detailed description of our sales-related deductions). In addition to the products listed above, we earn a small portion of revenues from the sale of generic products under profit-sharing supply and distribution agreements with third parties. The revenue we earn under these agreements is included with our related branded product revenue for financial reporting purposes.

Included in net sales are amounts earned under contract manufacturing agreements. Contract manufacturing is not an area of strategic focus for us as the profit margins are significantly below the margins realized on sales of our branded products.

Changes in revenue from sales of our products from period to period are affected by factors that include the following:

•

changes in the level of competition faced by our products, including changes due to the launch of new branded products by our competitors and the introduction of generic equivalents of our branded products or those of our competitors prior to, or following, the loss of regulatory exclusivity or patent protection. For example, we lost exclusivity for DORYX 150 in the United States in 2012, FEMCON FE and certain versions of FEMHRT in the United States in early 2011, ACTONEL in Canada in early 2010 and in Western European markets in late 2010;

•	changes in the level of promotional or marketing support for our products and the size of our sales force;

•	expansions or contractions of the pipeline inventories of our products held by our customers;

•	changes in the regulatory environment, including the impact of healthcare reforms in the United States and other markets we serve;

•	our ability to successfully develop or acquire and launch new products;

•	our ability to supply product in amounts sufficient to meet customer demand;

•	changes in the level of demand for our products, including changes based on general economic conditions in North American and Western European economies or industry-specific business conditions;

•	long-term growth or contraction of our core therapeutic markets, currently women’s healthcare, gastroenterology, urology and dermatology;

•	internal factors, such as changes in business strategies and the impact of restructurings and business combinations;

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

We and Sanofi are parties to the Collaboration Agreement, pursuant to which we co-develop and market ACTONEL on a global basis, excluding Japan. ATELVIA, our risedronate sodium delayed-release product launched in January 2011 and currently sold in the United States and Canada, is also marketed pursuant to the Collaboration Agreement. As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of our transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, we and/or Sanofi reduced or discontinued our marketing and promotional efforts in certain territories covered by the Collaboration Agreement. Under the Collaboration Agreement, our and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where we have full control over all product development decisions. Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by us. In certain geographic markets, we and Sanofi share selling and advertising and promotion (“A&P”) costs as well as product profits based on contractual percentages. In the geographic markets where we are deemed to be the principal in transactions with customers and invoice sales, we recognize all revenues from sales of the product along with the related product costs. In these markets, all selling and A&P expenses incurred by us and all contractual payments to Sanofi are recognized in selling, general and administrative (“SG&A”) expenses. In geographic markets where Sanofi is deemed to be the principal in transactions with customers and invoices sales, our share of selling and

A&P expenses is recognized in SG&A expenses, and we recognize our share of income attributable to the contractual payments made by Sanofi to us in these territories, on a net basis, as a component of “other revenue.” As discussed above under “—Overview—2010 Strategic Transactions—Amendment of the Sanofi Collaboration Agreement,” in April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL and ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these jurisdictions. In return, it was agreed that for the remainder of the term of the Collaboration Agreement, Sanofi would receive, as part of the global collaboration payments between the parties, payments from us which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed upon percentage of either United States and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory. We will continue to sell ACTONEL and ATELVIA products with Sanofi in accordance with our obligations under the Collaboration Agreement until the termination of the Collaboration Agreement on January 1, 2015, at which time all of Sanofi’s rights under the Collaboration Agreement will revert to us. For a discussion of the Collaboration Agreement, see “Part I. Item 1. Business—Alliance with Sanofi.”

Other Revenue

We recognize other revenue as a result of licensing our patents and intellectual property rights, based on third-party sales, as earned in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of “other revenue.” In addition, we recognize revenue earned based on a percentage of our co-promotion partners’ net sales on a net basis in “other revenue” when the co-promotion partners ship the products and title passes to their customers.

Cost of Sales (excluding amortization and impairment of intangible assets)

Cost of sales represents the total costs associated with our inventory that we sell to our customers. We currently have manufacturing capabilities in our facilities in Fajardo, Puerto Rico, Weiterstadt, Germany and Larne, Northern Ireland. We also have supply contracts with our third-party product suppliers, including manufacturers, packagers and API suppliers, as well as development partners. Our third-party manufacturing partners include CPL (ESTRACE Cream), Mayne (DORYX), Novartis (ENABLEX) and NPI (ACTONEL and ATELVIA). Currently our most significant API suppliers are Lonza Inc., Cambrex Corporation, Bayer and Merck, and our most significant third party packagers are NPI and AmerisourceBergen Corporation. Our supply agreements with these third-party product suppliers and development partners may include minimum purchase requirements and may provide that the price we pay for the products we sell can be increased based on factors outside of our control such as inflation, increases in the third-party manufacturer costs or other factors.

For products that we manufacture and package in our facilities (including as of December 31, 2012, LOESTRIN 24 FE and LO LOESTRIN FE), our direct material costs include the costs of purchasing raw materials and packaging materials. For products that we only package (including as of December 31, 2012, DORYX and a portion of ACTONEL), our direct material costs include the costs of purchasing packaging materials. For products that we only manufacture (including as of December 31, 2012, ASACOL and DELZICOL), our direct material costs include the costs of purchasing materials. Direct labor costs for these products consist of payroll costs (including benefits) of employees engaged in production, packaging and quality control in our manufacturing plants. The largely fixed indirect costs of our manufacturing plants consist of production, overhead and certain laboratory costs. We record provisions for inventory obsolescence, which may include inventory manufactured in anticipation of future FDA approvals, as a component of cost of sales. We do not include amortization or impairments of intangible assets as components of cost of sales.

A significant factor that influences the cost of sales, as a percentage of product net sales, is the terms of our license and supply agreements with our third-party licensors and manufacturers. For example, we pay a royalty fee to Medeva, the owner of certain patents protecting our ASACOL products, based on our net sales of ASACOL in the United States and Canada which is included as a component of our cost of sales.

The application of purchase accounting increased the opening value of the inventories acquired in the PGP Acquisition resulting in non-recurring charges which were recorded in our cost of sales as that inventory was sold to our customers. The write-up of the opening value of the PGP inventory reduced our gross margin on product sales. This expense was reflected in our statements of operations during the years ended December 31, 2010 and 2009.

In April 2011, we announced a plan to repurpose our Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, we recorded charges in the year ended December 31, 2011 for the write-down of certain property, plant and equipment and severance costs. These expenses were included as components of cost of sales in our consolidated statements of operations.

Selling, General and Administrative Expenses

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

The major items included in selling and distribution and A&P expenses are:

•	co-promotion expenses related to the Collaboration Agreement;

•	costs associated with employees in the field sales forces and sales force management, including salaries, benefits and incentive bonuses;

•	promotional and advertising costs, including samples, medical education programs and direct-to-consumer campaigns; and

•

distribution and warehousing costs reflecting the transportation and storage associated with transferring products from our manufacturing facilities to our distribution contractors and on to our customers.

Changes in selling and distribution and A&P expenses, as a percentage of our revenue, may be affected by a number of factors, including:

•	changes in sales volumes, as higher sales volumes enable us to spread the fixed portions of our selling and A&P expenses over higher sales;

•	changes in the mix of products we promote, as some products (such as those in launch phase, for example) may require more intensive promotion than others; and

•	changes in the size and configuration of our sales forces, including as a result of establishing a sales force to market a new product or expanding or reducing the size of our sales force territories.

G&A expenses consist of management and administrative salaries, benefits, incentive compensation, rent, legal, consulting and professional fees, foreign currency transaction gains/(losses) and miscellaneous administration and overhead costs (including transaction-related expenses). G&A expenses also include various non-income related taxes such as franchise taxes, sales and use taxes and other miscellaneous taxes. On October 25, 2010, Puerto Rico enacted tax legislation that, in certain situations, imposes a temporary excise tax on a portion of the income of non-Puerto Rican related parties that purchase and sell products that are manufactured in Puerto Rico by related parties. The tax, which took effect January 1, 2011, resulted in an expense of $13 million and $12 million in the years ended December 31, 2012 and 2011, respectively. As enacted, the temporary excise tax was scheduled to be in effect through 2016 and be imposed at a rate that would step down from 4% in 2011 to 1% in 2016. The stepped-down excise tax rate was 3.75% in 2012 and is currently 2.75%. Legislation has been introduced and is expected to be approved and signed into law by the Governor of Puerto Rico, which will increase and fix the excise tax rate at 4% as of July 1, 2013 and extend the duration of the excise tax through 2017. Since the beginning of 2011, as a result of U.S. healthcare reform legislation, G&A expenses have also included our payment by drug manufacturers of a fee based on our market share of sales of branded drugs and biologics to, or pursuant to coverage under, specified U.S. government programs, which resulted in an expense of $15 million and $16 million in the years ended December 31, 2012 and 2011, respectively.

Restructuring Costs

We record liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits where the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Curtailment (gains) / losses associated with defined benefit arrangements for severed employees are recognized in accordance with ASC 715 “Compensation—Retirement Benefits.”

R&D

Our R&D expenses consist of our internal development costs, fees paid to contracted development groups, regulatory fees and license fees paid to third parties. These costs are typically associated with:

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

The aggregate level of our R&D expense in any period is related to the number of products in development and the stage of their respective development processes. Our R&D spend and the allocation of R&D spend among our therapeutic categories is highly unpredictable, as we do not conduct our R&D efforts pursuant to a predetermined budget. Instead, we continually evaluate each product under development in an effort to efficiently allocate R&D dollars to projects we deem to be in the best interests of the Company based on, among other factors, the product’s performance in pre-clinical and/or clinical trials, our expectations regarding the potential future regulatory approval of the product and our view of the potential commercial viability of the product in light of market conditions. In addition, even when we do make the determination to pursue R&D projects within a particular therapeutic category, the magnitude of R&D spend in such category during any given period often will not correlate to its significance to us due to the timing of the incurrence of R&D expenses within the regulatory approval process and our strategic focus on relatively low-cost product improvements such as new and enhanced dosage forms. As a general matter Phase III clinical trials typically account for a significant portion of the total development costs of a product.

Depreciation and Amortization

Depreciation costs relate to the depreciation of property, plant and equipment and are included in our statement of operations, primarily in cost of sales and G&A expenses. Depreciation is calculated on a straight-line basis over the expected useful life of each class of asset. No depreciation is charged on land.

Amortization costs relate to the amortization of identified definite-lived intangible assets, which for us consist primarily of intellectual property rights. Amortization is calculated on either an economic benefit model or on a straight-line basis over the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on the expected future cash flows and typically results in accelerated amortization for most of our products. Patents and other intellectual property rights are amortized over periods not exceeding 15 years. We periodically review the amortization schedules for intangible assets to ensure that the methods employed and the amortization rates being used are consistent with our then-current forecasts of future product cash flows. Where appropriate, we make adjustments to the remaining amortization to better match the expected benefit of the asset.

Interest Income and Interest Expense (“Net interest expense”)

Interest income consists primarily of interest income earned on our cash balances. Interest expense consists primarily of interest on outstanding indebtedness, amortization of deferred loan costs and the write-off of deferred loan costs associated with the early prepayment of debt.

Provision for Income Taxes

Our provision for income taxes consists of current corporate tax expense, deferred tax expense and any other accrued tax expense. In addition, interest and penalties accrued on our reserves recorded under ASC Topic 740, “Income Taxes,” (“ASC 740”), are included as a component of our provision for income taxes. We are an Irish company with operating subsidiaries in the Republic of Ireland, Puerto Rico, the United States, the United Kingdom, Canada, Germany, Switzerland and other Western European countries. We have a tax agreement with the Puerto Rican tax authorities whereby the substantial majority of our earnings in Puerto Rico, which are a large component of our overall earnings, are subject to a 2% income tax for a period of 15 years expiring in 2024. See “Note 17” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of Income Taxes.

2012 Significant Events

The following are certain significant events that occurred in the year ended December 31, 2012:

•	We made optional prepayments in an aggregate amount of $350 million of our term loan indebtedness under the Senior Secured Credit Facilities;

•

Pursuant to the Prior Redemption Program, we redeemed 1.9 million ordinary shares at an aggregate cost of $32 million. Following the settlement of such redemptions, we cancelled all shares redeemed. In August 2012, we announced that our Board of Directors had authorized the Current Redemption Program, which replaced the Prior Redemption Program and allows us to redeem up to an aggregate of $250 million of our ordinary shares in addition to those redeemed under the Prior Redemption Program. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption of an aggregate of $250 million of our ordinary shares;

•

In connection with the restructuring of our Western European operations announced in April 2011, we recorded restructuring costs of $47 million, which were comprised of pretax severance costs of $58 million and other restructuring costs of $1 million offset, in part, by pension-related curtailment gains of $12 million. We do not expect to record any material expenses relating to the Western European restructuring in future periods;

•

We recorded an impairment charge relating to our intangible assets of $106 million, $101 million of which was attributable to the impairment of our DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of our DORYX 150 product infringed the DORYX Patent and Mylan’s subsequent introduction of a generic product in early May 2012;

•

We recorded a gain of $20 million, as a reduction of SG&A expenses, based on the determination that it was no longer probable that the contingent milestone payments to Novartis in connection with the ENABLEX Acquisition would be required to be paid;

•

In August 2012, certain of our subsidiaries entered into an amendment to the Credit Agreement governing our Initial Senior Secured Credit Facilities, pursuant to which the lenders thereunder provided the $600 million of Additional Term Loan Facilities, which, together with cash on hand, were used to fund the 2012 Special Dividend and to pay related fees and expenses;

•	In September 2012, we paid the 2012 Special Dividend to our shareholders in the amount of $4.00 per share, or $1,002 million in the aggregate;

•

In August 2012, we announced the Dividend Policy under which we expect to pay a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. In December 2012, we paid our first semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, or $62 million in the aggregate. Any declaration by the Board of Directors to pay future cash dividends will depend on our earnings and financial condition and other relevant factors at such time; and

•	Our revenue was $2,541 million and our net income was $403 million.

Operating Results for the years ended December 31, 2012 and 2011

Revenue

The following table sets forth our total revenue for the years ended December 31, 2012 and 2011, with the corresponding dollar and percentage changes:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2012	2011	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$519	$771	$(252)	(33)%
ATELVIA	72	33	39	118%

Total osteoporosis	591	804	(213)	(26)%

Oral Contraceptives
LOESTRIN 24 FE	389	396	(7)	(2)%
LO LOESTRIN FE	137	63	74	117%
Other Oral Contraceptives	18	20	(2)	(10)%

Total oral contraceptives	544	479	65	14%

Hormone Therapy
ESTRACE Cream	194	157	37	24%
Other Hormone Therapy	42	45	(3)	(7)%

Total hormone therapy	236	202	34	17%

Other women’s healthcare products	55	64	(9)	(14)%

Total Women’s Healthcare	1,426	1,549	(123)	(8)%

Gastroenterology:
ASACOL	793	743	50	7%
Urology:
ENABLEX	170	171	(1)	(1)%
Dermatology:
DORYX	92	173	(81)	(47)%
Other:
Other products net sales	36	61	(25)	(41)%
Contract manufacturing product sales	14	17	(3)	(18)%
Other revenue(2)	10	14	(4)	(29)%

Total Revenue	$2,541	$2,728	$(187)	(7)%

(1)	Includes “other revenue” of $56 million and $77 million for the years ended December 31, 2012 and 2011, respectively, as reported in our consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi.
(2)	Excludes “other revenue” of $56 million and $77 million for years ended December 31, 2012 and 2011, respectively, as reported in our consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi.

Total revenue in the year ended December 31, 2012 was $2,541 million, a decrease of $187 million, or 7%, compared to the year ended December 31, 2011. The decline was primarily due to a decrease in ACTONEL revenues of $252 million, due in large part to the overall declines in the U.S. oral bisphosphonate market, as well as the continuing declines in ACTONEL net sales in Western Europe and Canada following the 2010 loss of exclusivity in both regions, and a decline in DORYX net sales of $81 million following the introduction of generic competition for DORYX 150 in early May 2012. The decrease was offset, in part, by net sales growth in certain promoted products, primarily LO LOESTRIN FE, ASACOL, ATELVIA and ESTRACE Cream as compared to the prior year. Period-over-period changes in the net sales of our products are a function of a number of factors, including changes in market demand, gross selling prices, sales-related deductions from gross sales to arrive at net sales and the levels of pipeline inventories of our products held by our direct and indirect customers. In addition, the launch of new products, the loss of exclusivity for our products and transactions such as product acquisitions and dispositions may also, from time to time, impact our period over period net sales. We use IMS estimates of filled prescriptions for our products as a proxy for market demand in the United States. Although these estimates provide a broad indication of market trends for our products in the United States, the relationship between IMS estimates of filled prescriptions and actual unit sales can vary, and as a result, such estimates may not always be an accurate predictor of our unit sales.

Revenues of our osteoporosis products decreased $213 million, or 26%, in the year ended December 31, 2012, compared to the prior year. Total revenues of ACTONEL were $519 million in the year ended December 31, 2012, compared to $771 million in the prior year. Total ACTONEL revenues were comprised of the following components:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2012	2011	Dollars	Percent
United States	$308	$441	$(133)	(30)%
Non-U.S.	155	253	(98)	(39)%

Total net sales	463	694	(231)	(33)%
Other revenue	56	77	(21)	(27)%

Total ACTONEL revenues	$519	$771	$(252)	(33)%

In the United States, ACTONEL net sales decreased $133 million in the year ended December 31, 2012, compared to the prior year, primarily due to a decrease in filled prescriptions of 36%, offset, in part, by higher average selling prices relative to the prior year. In the United States, ACTONEL filled prescriptions continue to decline primarily due to declines in filled prescriptions within the overall U.S. oral bisphosphonate market. The declines in ACTONEL net sales outside the United States were due to the continued declines in ACTONEL net sales in Western Europe and Canada following the 2010 loss of exclusivity in both regions. We expect to continue to experience significant declines in total ACTONEL revenues in future periods. ATELVIA, which we began to promote in the United States in early 2011 and in Canada in early 2012, generated net sales of $72 million in the year ended December 31, 2012, an increase of 118% compared with $33 million in the prior year. ATELVIA net sales in the United States were $62 million and $33 million in the years ended December 31, 2012 and 2011, respectively. The increase in ATELVIA net sales in the United States primarily relates to an increase in filled prescriptions of 82% and higher selling prices, offset, in part, by an increase in sales-related deductions relative to the prior year.

Net sales of our oral contraceptive products increased $65 million, or 14%, in the year ended December 31, 2012, compared with the prior year. LOESTRIN 24 FE generated net sales of $389 million in the year ended December 31, 2012, a decrease of 2%, compared with $396 million in the prior year. LOESTRIN 24 FE filled prescriptions were negatively impacted by our shift in promotional focus to LO LOESTRIN FE beginning in early 2011. More specifically, the decrease in LOESTRIN 24 FE net sales was primarily due to a decrease in filled prescriptions of 16%, offset, in part, by an expansion of pipeline inventories, higher average selling prices and a reduction in sales-related deductions relative to the prior year. LO LOESTRIN FE, which was commercially launched in the United States in early 2011 and is currently the primary promotional focus of our women’s healthcare sales force efforts, generated net sales of $137 million in the year ended December 31, 2012, an increase of 117%, compared with $63 million in the prior year. The increase in LO LOESTRIN FE net sales primarily relates to an increase in filled prescriptions of 178%, an expansion of pipeline inventories and higher average selling prices, offset, in part, by an increase in sales-related deductions relative to the prior year.

Net sales of our hormone therapy products increased $34 million, or 17%, in the year ended December 31, 2012, as compared with the prior year. Net sales of ESTRACE Cream increased $37 million, or 24%, in the year ended December 31, 2012 as compared to the prior year. The increase in ESTRACE Cream net sales was primarily due to a 13% increase in filled prescriptions, higher average selling prices and a decrease in sales-related deductions, offset, in part, by a contraction of pipeline inventories relative to the prior year.

Net sales of ASACOL were $793 million in the year ended December 31, 2012, an increase of 7%, compared with $743 million in the prior year. ASACOL net sales in the United States in the year ended December 31, 2012 totaled $719 million, an increase of $46 million, or 7%, compared to $673 million in the year ended December 31, 2011. The increase in ASACOL net sales in the United States relative to the prior year was primarily due to higher average selling prices and a decrease in sales-related deductions, offset in part by a decrease in filled prescriptions of 3% based on IMS estimates. In the United States, our ASACOL 400 mg product accounted for approximately 72% and 78% of our total ASACOL net sales in the United States in the years ended December 31, 2012 and 2011, respectively. In February 2013, the FDA approved DELZICOL (mesalamine) 400 mg delayed-release capsules, our new 400 mg mesalamine product for the treatment of ulcerative colitis. We anticipate that we will commercially launch DELZICOL in March 2013, and that DELZICOL will become the promotional priority for our gastroenterology sales force upon launch.

Net sales of ENABLEX in the year ended December 31, 2012 were $170 million, a decrease of 1%, compared to $171 million in the prior year. ENABLEX net sales in the year ended December 31, 2012 were impacted by a decrease in filled prescriptions of 17%, offset, in part, by a reduction in sales-related deductions and higher average selling prices relative to the prior year. We expect the decline in ENABLEX net sales to increase in 2013 due in part to the focus of our urology sales force on ESTRACE Cream.

Net sales of DORYX decreased $81 million, or 47%, in the year ended December 31, 2012, as compared to the prior year. The decrease in DORYX net sales in the year ended December 31, 2012 relative to the prior year was due primarily to the introduction of generic competition for DORYX 150 in early May 2012 following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the DORYX Patent, as well as a contraction in pipeline inventories, offset, in part, by higher average selling prices.

See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for a description of our legal proceedings relating to a number of our key products described above.

Cost of Sales (excluding amortization and impairment of intangible assets)

The table below shows the calculation of cost of sales and cost of sales, as a percentage of product net sales, for the years ended December 31, 2012 and 2011:

(dollars in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	Percent Change
Product net sales	$2,475	$2,637	$(162)	(6)%

Cost of sales (excluding amortization and impairment)	311	356	(45)	(13)%

Cost of sales percentage	13%	14%

Cost of sales (excluding amortization and impairment) decreased $45 million, or 13%, in the year ended December 31, 2012 compared with the prior year. In the year ended December 31, 2011, cost of sales included $31 million in costs related to the repurposing of our Manati facility. Excluding the impact of the repurposing, our cost of sales as a percentage of product net sales increased from 12% in the year ended December 31, 2011 to 13% in the year ended December 31, 2012, due primarily to changes in product mix.

SG&A Expenses

Our SG&A expenses were comprised of the following for the years ended December 31, 2012 and 2011:

(dollars in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	Percent Change
A&P	$90	$149	$(59)	(40)%
Selling and Distribution	404	513	(109)	(21)%
G&A	251	262	(11)	(4)%

Total	$745	$924	$(179)	(19)%

SG&A expenses for the year ended December 31, 2012 were $745 million, a decrease of $179 million, or 19%, compared to the prior year. A&P expenses for the year ended December 31, 2012 decreased $59 million, or 40%, compared the prior year, primarily due to the year ended December 31, 2011 including advertising and other promotional expenses attributable to the U.S. launches of LO LOESTRIN FE and ATELVIA in 2011, including direct-to-consumer spend, which were not present in 2012. In addition, the year ended December 31, 2012 benefited from a reduction in expenses resulting from operating savings realized as a result of the Western European restructuring. Selling and distribution expenses for the year ended December 31, 2012 decreased $109 million, or 21%, as compared to the prior year, primarily due to a reduction in expenses resulting from operating savings realized as a result of the Western European restructuring and the absence of expenses incurred in the prior year relating to the launches of LO LOESTRIN FE and ATELVIA, including higher U.S. personnel costs in the prior year. G&A expenses for the year ended December 31, 2012 decreased $11 million, or 4%, as compared to the prior year. Included in G&A expenses in the year ended December 31, 2012 was a $20 million gain relating to the reversal of the liability for contingent milestone payments to Novartis in connection with the ENABLEX Acquisition, which have been deemed no longer probable of being paid in accordance with ASC Topic 450 “Contingencies.” G&A expenses in the year ended December 31, 2012 also included a $6 million litigation-related charge relating to our DORYX 150 patent litigation. Excluding the impact of these two specific items, G&A increased by $3 million, or 1%, in the year ended December 31, 2012 relative to the prior year. The increase in G&A expenses in the year ended December 31, 2012 as compared to the prior year was due, in part, to an increase in professional and legal fees and a reduction in foreign currency gains, offset, in part, by operational savings resulting from the Western European restructuring.

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

As a result of the restructuring, in the year ended December 31, 2012, we recorded restructuring costs of $47 million, which were comprised of pretax severance costs of $58 million and other restructuring costs of $1 million, offset, in part, by pension-related curtailment gains of $12 million. In the year ended December 31, 2011, we recorded restructuring costs of $104 million, which were comprised of pretax severance costs of $101 million and other restructuring costs of $3 million. We do not expect to record any material expenses relating to the Western European restructuring in future periods.

R&D

Our R&D expenses were comprised of the following for the years ended December 31, 2012 and 2011:

(dollars in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	Percent Change
Unallocated overhead expenses	$58	$62	$(4)	(6)%
Expenses allocated to specific projects	32	42	(10)	(24)%
Milestone payments to third parties	2	—	2	100%
Regulatory fees	11	4	7	175%

Total	$103	$108	$(5)	(5)%

Our investment in R&D for the year ended December 31, 2012 was $103 million, a decrease of $5 million, or 5%, compared to the prior year. The decrease in the year ended December 31, 2012 relative to the prior year was primarily due to the timing and stages of development of our various R&D projects, offset, in part, by an increase in regulatory fees primarily related to the filing of certain new product applications with the FDA, including in respect of next generation versions of certain of our existing products. Our R&D expenses consist of our internal development costs, fees paid to contract development groups, regulatory fees and license fees paid to third parties, including a $2 million payment made to Paratek in connection with the achievement of a developmental milestone during the year ended December 31, 2012. R&D expenditures are subject to fluctuation due to the timing and stages of development of our various R&D projects. Project related costs in the year ended December 31, 2012 primarily related to project spend within our dermatology, women’s healthcare and urology therapeutic categories. Project related costs in the year ended December 31, 2011 primarily related to project spend within our women’s healthcare, urology and dermatology therapeutic categories.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets in the years ended December 31, 2012 and 2011 was $498 million and $596 million, respectively. Our amortization methodology is calculated on either an economic benefit model or on a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product or product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or an at-risk launch of a competing generic product, we may accelerate amortization or record an impairment charge, which may be material, and write-down the value of the related intangible asset. Based on our review of future cash flows, we recorded an impairment charge in the year ended December 31, 2012 of $106 million, $101 million of which was attributable to the impairment of our DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the DORYX Patent and Mylan’s subsequent introduction of a generic product in early May 2012. We expect our 2013 amortization expense to decline compared to 2012 as most of our intangible assets are amortized on an accelerated basis.

Net interest expense

Our net interest expense was comprised of the following for the years ended December 31, 2012 and 2011:

(dollars in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$200	$230	$(30)	(13)%
Amortization of deferred loan costs	18	26	(8)	(31)%
Write-offs of deferred loan costs, including refinancing premium	18	84	(66)	(79)%

Total	$236	$340	$(104)	(31)%

Net interest expense for year ended December 31, 2012 was $236 million, a decrease of $104 million, or 31%, from $340 million in the prior year. Included in net interest expense for year ended December 31, 2012 was $18 million relating to the write-off of deferred loan costs associated with the optional prepayments of $350 million of indebtedness under the Senior Secured Credit Facilities made in the first quarter of 2012 and in connection with the amendment to the credit agreement governing our Initial Senior Secured Credit Facilities in August 2012 due to such amendment being deemed a debt modification requiring debt extinguishment treatment in accordance with ASC 405-20 “Extinguishment of Liabilities.” Included in net interest expense in the year ended December 31, 2011 was $84 million relating to the write-off of deferred loan costs, comprised of $77 million associated with optional prepayments of debt and the repayment of the outstanding balance in connection with the refinancing of our Prior Senior Secured Credit Facilities in March 2011, and $7 million relating to the optional prepayments of $300 million of term loan indebtedness under the Senior Secured Credit Facilities. Excluding these write-offs of deferred loan costs, net interest expense decreased $38 million in the year ended December 31, 2012 compared to the prior year. The decrease was due in large part to a decrease in our weighted average outstanding indebtedness relative to the prior year, as well as reduced average interest rates on our term loan indebtedness as a result of the refinancing of the Prior Senior Secured Credit Facilities. The decrease in our weighted average outstanding indebtedness was due to our aggregate optional prepayments and repayments of term debt made during 2011 and in the first quarter of 2012 being offset, in part, by $600 million of additional term loans borrowed under the Additional Term Loan Facilities in August 2012.

Provision for Income Taxes

Our effective tax rates, as a percentage of pre-tax income, for the years ended December 31, 2012 and 2011 were 19% and 43%, respectively. Our corporate effective tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes. Our Puerto Rican subsidiary owns the substantial majority of our intangible assets and records the majority of income and amortization expense related to these intangible assets. As a result, the proportion of our consolidated book income before taxes generated in Puerto Rico, where our tax rate is 2%, has a significant impact on the effective tax rate. For the year ended December 31, 2012, our mix of income in foreign jurisdictions, overall reduction in tax reserves and other permanent differences decreased our effective tax rate below the U.S. statutory rate. For the year ended December 31, 2011, our income tax reserves, state taxes net of federal benefits and non-deductible expenses increased our effective tax rate above the U.S. statutory rate.

The valuation allowance for deferred tax assets of $43 million and $41 million as of December 31, 2012 and 2011, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, which required a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

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

On February 25, 2008, our U.S. operating entities entered into an advance pricing agreement (“APA”) with the IRS covering the calendar years 2006 through 2010. On December 27, 2012, we signed two APAs with the IRS. The first APA specifies the agreed upon terms under which our U.S. entities are compensated for distribution and service transactions between our U.S. and non-U.S. entities for the calendar years 2011 through 2017. This APA provides us with greater certainty with respect to the mix of our pretax income in certain of the tax jurisdictions in which we operate and is applicable to our U.S. operations. We believe that our transfer pricing arrangements comply with existing U.S. and non-U.S. tax rules. The second APA reflects our agreement with the IRS in respect of the transfer of certain intangible assets from one of our U.S. subsidiaries to our Puerto Rican subsidiary. The effect of the new APAs has been included in the recorded amount of unrecognized tax benefits as of December 31, 2012, including a reversal of $12 million in reserves under ASC 740.

Net Income

Due to the factors described above, we reported net income of $403 million and $171 million in the years ended December 31, 2012 and 2011, respectively.

Operating Results for the years ended December 31, 2011 and 2010

Revenue

The following table sets forth our total revenue for the years ended December 31, 2011 and 2010, with the corresponding dollar and percentage changes:

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2011	2010	Dollars	Percent
Women’s Healthcare:
Osteoporosis
ACTONEL(1)	$771	$1,027	$(256)	(25)%
ATELVIA	33	5	28	523%

Total osteoporosis	804	1,032	(228)	(22)%

Oral Contraceptives
LOESTRIN 24 FE	396	342	54	16%
LO LOESTRIN FE	63	—	63	100%
Other Oral Contraceptives	20	64	(44)	(69)%

Total oral contraceptives	479	406	73	18%

Hormone Therapy
ESTRACE Cream	157	136	21	15%
Other Hormone Therapy	45	77	(32)	(42)%

Total hormone therapy	202	213	(11)	(6)%

Other women’s healthcare products	64	63	1	2%

Total Women’s Healthcare	1,549	1,714	(165)	(10)%

Gastroenterology:
ASACOL	743	715	28	4%
Dermatology:
DORYX	173	173	—	—%
TACLONEX(2)	—	74	(74)	(100)%
DOVONEX(2)	—	75	(75)	(100)%

Total Dermatology	173	322	(149)	(46)%

Urology:
ENABLEX(3)	171	107	64	59%
Other:
Other products net sales	61	85	(24)	(27)%
Contract manufacturing product sales	17	16	1	7%
Other revenue(4)	14	15	(1)	(8)%

Total Revenue	$2,728	$2,974	$(246)	(8)%

(1)	Includes “other revenue” of $77 million and $93 million for the years ended December 31, 2011 and 2010, respectively, as reported in our consolidated statement of operations resulting from the Collaboration Agreement with Sanofi.
(2)	Represents revenues from our distribution agreement with LEO. On June 30, 2010, LEO assumed responsibility for its own distribution services and on July 15, 2010 the parties formally terminated the distribution agreement.
(3)	Prior to the ENABLEX Acquisition on October 18, 2010, includes “other revenue” of $63 million reported in our consolidated statement of operations resulting from the contractual percentage we received of Novartis’ sales of ENABLEX. Effective October 18, 2010, we began to record sales of ENABLEX on a gross basis as we became the principal in the sales transactions.
(4)	Excludes “other revenue” of $77 million and $156 million for years ended December 31, 2011 and 2010, respectively, reported in our consolidated statement of operations and disclosed pursuant to footnotes (1) and (3) above.

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

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2011	2010	Dollars	Percent
United States	$441	$542	$(101)	(19)%
Non-U.S.	253	392	(139)	(35)%

Total net sales	694	934	(240)	(26)%
Other revenue	77	93	(16)	(17)%

Total ACTONEL revenues	$771	$1,027	$(256)	(25)%

In the United States, ACTONEL net sales decreased $101 million in the year ended December 31, 2011, compared to the prior year, primarily due to a decrease in filled prescriptions of 32%, offset, in part, by a decrease in sales-related deductions, higher average selling prices and an expansion of pipeline inventories relative to the prior year. United States ACTONEL revenues continued to face market share declines due to the increased use of generic versions of competing products and declines in filled prescriptions within the overall oral bisphosphonate market. Outside the United States, ACTONEL net sales continued to decline in the year ended December 31, 2011 compared to the prior year, as a result of the loss of exclusivity in most countries beginning in the fourth quarter of 2010 and in Canada in the first quarter of 2010. ATELVIA, which we began to promote in the United States in early 2011, generated net sales of $33 million in the year ended December 31, 2011.

Net sales of our oral contraceptive products increased $73 million, or 18%, in the year ended December 31, 2011, compared with the prior year. LOESTRIN 24 FE generated net sales of $396 million in the year ended December 31, 2011, an increase of 16%, compared with $342 million in the prior year. The increase in LOESTRIN 24 FE net sales was primarily due to a reduction in sales-related deductions and higher average selling prices, offset in part by a decrease in filled prescriptions of 4%, and a contraction of pipeline inventories relative to the prior year. LO LOESTRIN FE, which we began to promote in the United States in early 2011, generated net sales of $63 million in the year ended December 31, 2011. Filled prescriptions of LO LOESTRIN FE increased 38% in the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011. FEMCON FE revenues in the year ended December 31, 2011, which we report in “Other Oral Contraceptives” revenue, were negatively impacted by the introduction of generic competition beginning in March 2011.

Net sales of our hormone therapy products decreased $11 million, or 6%, in the year ended December 31, 2011, as compared with the prior year. Net sales of ESTRACE Cream increased $21 million, or 15%, in the year ended December 31, 2011 as compared to the prior year. The increase was primarily due to higher average selling prices and an 11% increase in filled prescriptions in the year ended December 31, 2011, offset in part, by an increase in sales-related deductions as compared to the prior year. Net sales of FEMHRT, which are included as a component of “Other Hormone Therapy” revenues, decreased $31 million, or 61%, during the year ended December 31, 2011 as compared to the prior year as a result of the introduction of generic competition for certain versions of our FEMHRT products beginning in early 2011.

Net sales of ASACOL were $743 million in the year ended December 31, 2011, an increase of 4%, compared with $715 million in the prior year. ASACOL net sales in the United States were $672 million, an increase of $33 million, or 5%, as compared to $639 million in the prior year. The increase in ASACOL net sales in the United States was primarily due to higher average selling prices, offset in part by an increase in sales-related deductions and a decrease in filled prescriptions. Our ASACOL 400 mg product accounted for the substantial majority of our total ASACOL net sales in the years ended December 31, 2011 and 2010.

Net sales of our dermatology products decreased $149 million, or 46%, in the year ended December 31, 2011, as compared to the prior year. The decrease in the year ended December 31, 2011, relative to the prior year was due to a decrease in net sales of DOVONEX and TACLONEX of $149 million, resulting from LEO’s assumption of responsibility for the distribution of DOVONEX and TACLONEX on June 30, 2010. From the closing of the LEO Transaction in September 2009 until June 30, 2010, we recorded net sales (and cost of sales) for all DOVONEX and TACLONEX products sold in the United States at nominal distributor margins pursuant to the distribution agreement executed in connection with the LEO Transaction. We did not record any net sales of DOVONEX or TACLONEX in the year ended December 31, 2011. Net sales of DORYX were $173 million in both the years ended December 31, 2011 and 2010. DORYX net sales in the year ended December 31, 2011 relative to the prior year, were impacted by a decrease in filled prescriptions of 36%, offset by a reduction in sales-related deductions and higher average selling prices. The decrease in sales-related deductions in the year ended December 31, 2011 compared with the prior year was primarily a result of changes to our loyalty card program which reduced the rebate offered to patients on DORYX 150. As expected, the reduction in the rebate resulted in decreased usage of our customer loyalty card for DORYX 150 and a meaningful decline in filled prescriptions of DORYX 150 relative to the prior year. Offsetting the decline in filled prescriptions were significantly higher average net sales values per prescription for DORYX 150 as compared to the prior year.

Revenues of ENABLEX in the year ended December 31, 2011 were $171 million, an increase of 59%, compared to $107 million in the prior year. The increase in ENABLEX revenues in the year ended December 31, 2011 relative to the prior year was attributable to the ENABLEX Acquisition in October 2010, pursuant to which we acquired the U.S. rights to ENABLEX. As a result of the ENABLEX Acquisition, we began to record sales of ENABLEX in product net sales on a gross basis as we became the principal in the sales transactions. During periods prior to the ENABLEX Acquisition, we recorded ENABLEX revenue, on a net basis, based on the contractual percentage we received of Novartis’ net sales pursuant to our co-promotion agreement with Novartis. Filled prescriptions of ENABLEX in the United States decreased 7% in the year ended December 31, 2011 as compared to the prior year.

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

Cost of sales (excluding amortization) decreased $137 million, or 28%, in the year ended December 31, 2011 compared with the prior year. In the year ended December 31, 2011, cost of sales included $31 million in costs related to the repurposing of our Manati facility. In the year ended December 31, 2010, cost of sales included the impact of the purchase accounting inventory step-up of $106 million resulting from the PGP Acquisition and approximately $149 million of costs related to DOVONEX and TACLONEX products distributed at nominal distributor margins under the LEO distribution agreement. These costs in the year ended December 31, 2010 were offset, in part, by a gain of $35 million relating to the sale of certain inventories in connection with the LEO Transaction and an $18 million reduction in cost of sales as a result of the reversal of a contingent liability relating to the termination of a contract. Excluding the impact of the items mentioned above, our cost of sales as a percentage of product net sales increased from 11% in the year ended December 31, 2010 to 12% in the year ended December 31, 2011.

SG&A Expenses

Our SG&A expenses were comprised of the following for the years ended December 31, 2011 and 2010:

(dollars in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	Percent Change
A&P	$149	$123	$26	20%
Selling and Distribution	513	575	(62)	(11)%
G&A	262	392	(130)	(33)%

Total	$924	$1,090	$(166)	(15)%

SG&A expenses for the year ended December 31, 2011 were $924 million, a decrease of $166 million, or 15%, compared to the prior year. A&P expenses for the year ended December 31, 2011 increased $26 million, or 20%, versus the prior year, primarily due to advertising and other promotional expenses attributable to the launch of ATELVIA and LO LOESTRIN FE in the United States in early 2011. Selling and distribution expenses for the year ended December 31, 2011 decreased $62 million, or 11%, as compared to the prior year, primarily due to the decrease in Sanofi co-promotion expenses of $71 million as a result of lower ACTONEL revenues in Western Europe and Canada and the April 2010 amendment to the Collaboration Agreement. Sanofi co-promotion expenses were $231 million under the Collaboration Agreement in the year ended December 31, 2011 compared to $302 million in the prior year. The decrease was offset, in part, by increases in promotional spending related primarily to the promotion of ATELVIA and LO LOESTRIN FE. G&A expenses for the year ended December 31, 2011 decreased $130 million, or 33%, as compared to the prior year. New G&A expenses in the year ended December 31, 2011, including $12 million relating to a Puerto Rican excise tax and $16 million relating to a pharmaceutical fee imposed on manufacturers resulting from U.S. healthcare reform legislation, were more than offset by operating savings resulting from the Western European restructuring and one-time costs incurred in the year ended December 31, 2010, including: (i) $22 million of consulting and other professional fees relating primarily to the PGP Acquisition, (ii) $23 million of consulting and other professional fees related to the system and other infrastructure initiatives to establish our global operations, (iii) $47 million of expenses payable to P&G under the transition services agreement entered into in connection with the PGP Acquisition, (iv) $16 million of severance costs and (v) $12 million of other integration expenses resulting from the PGP Acquisition.

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

As a result of the restructuring, pretax severance costs of $101 million were recorded in the year ended December 31, 2011 and were included as a component of restructuring costs in our consolidated statement of operations. Also included in restructuring costs were certain pretax contract termination expenses of $3 million in the year ended December 31, 2011.

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

Our investment in R&D for the year ended December 31, 2011 was $108 million, a decrease of $39 million, or 26%, compared to the prior year. In the year ended December 31, 2010, we made payments to third parties totaling $26 million, including a $20 million up-front payment to Dong-A in connection with the amendment of our agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with BPH. Also included in the year ended December 31, 2010 was a $5 million up-front payment to TaiGen Biotechnology Co. Ltd in connection with the amendment of a license agreement as well as a $1 million milestone payment to Paratek, paid upon the achievement of a developmental milestone under our agreement to develop a novel tetracycline for the treatment of acne and rosacea. Excluding these one time payments, R&D expense decreased $13 million, or 10%, in the year ended December 31, 2011 compared to the prior year, primarily due to the timing and stages of development of our various R&D projects. Our R&D expenses consist of our internal development costs, fees paid to contract development groups, regulatory fees and license fees paid to third parties. R&D expenditures are subject to fluctuation due to the timing and stages of development of our various R&D projects. Project related costs in the year ended December 31, 2011 primarily related to women’s healthcare, urology and dermatology therapeutic categories. Project related costs in the year ended December 31, 2010 primarily related to project spend within our urology, women’s healthcare and dermatology therapeutic categories.

Amortization of Intangible Assets

Amortization of intangible assets in the years ended December 31, 2011 and 2010 was $596 million and $653 million, respectively. Our amortization methodology is calculated on either an economic benefit model or on a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product or product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or an at-risk launch of a competing generic product, we may accelerate amortization or record an impairment charge and write-down the value of the related intangible asset.

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

Net interest expense for year ended December 31, 2011 was $340 million, an increase of $56 million, or 20%, from $284 million in the prior year. The increase in interest expense on outstanding indebtedness in the year ended December 31, 2011 relative to the prior year was due, in large part, to a significant increase in our weighted average outstanding indebtedness relative to the year ended December 31, 2010, offset, in part, by lower interest rates in the year ended December 31, 2011 as a result of the refinancing of the Prior Senior Secured Credit Facilities in March 2011. The increase in our weighted average debt outstanding in the year ended December 31, 2011 as compared to the prior year was primarily due to the timing of the incurrence of indebtedness to fund the 2010 Special Dividend and the ENABLEX Acquisition.

Included in net interest expense in the year ended December 31, 2011 was $84 million relating to the write-off of deferred loan costs associated with optional prepayments of $750 million aggregate principal amount of senior secured indebtedness and the repayment of the outstanding balance in connection with the refinancing of the Prior Senior Secured Credit Facilities in March 2011. Included in net interest expense for the year ended December 31, 2010 was $33 million relating to the write-off of deferred loan costs associated with optional prepayments of debt under the Prior Senior Secured Credit Facilities and the write-off of deferred loan costs associated with the purchase and redemption of the remaining portion of our 8.75% Notes. In the year ended December 31, 2010, we made optional prepayments totaling $900 million of aggregate principal amount of indebtedness under the Prior Senior Secured Credit Facilities.

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

The valuation allowance for deferred tax assets of $41 million and $48 million as of December 31, 2011 and 2010, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. We expect to generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheets. The valuation allowance was calculated in accordance with the provisions of ASC 740, which required a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

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

On February 25, 2008, our U.S. operating entities entered into an APA with the IRS covering the calendar years 2006 through 2010. This APA was an agreement with the IRS that specified the agreed upon terms under which our U.S. entities were compensated for distribution and service transactions between our U.S. and non-U.S. entities, and provided us with greater certainty with respect to the mix of our pretax income in certain of the tax jurisdictions in which we operated. This APA was applicable to our U.S. subsidiaries and operations as they existed prior to the PGP Acquisition.

Net Income

Due to the factors described above, we reported net income of $171 million and $171 million in the years ended December 31, 2011 and 2010, respectively.

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2012, our cash on hand was $474 million, as compared to $616 million at December 31, 2011. As of December 31, 2012, our total outstanding debt was $3,975 million and consisted of $2,718 million of term loan borrowings under the Senior Secured Credit Facilities, $1,250 million aggregate principal amount of 7.75% Notes, and $7 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

(dollars in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011
Net cash provided by operating activities	$897	$1,177
Net cash (used in) investing activities	(63)	(46)
Net cash (used in) financing activities	(978)	(914)
Effect of exchange rates on cash and cash equivalents	2	(2)

Net (decrease) / increase in cash and cash equivalents	$(142)	$215

Our net cash provided by operating activities for the years ended December 31, 2012 and 2011 was $897 million and $1,177 million, respectively. We reported net income of $403 million for the year ended December 31, 2012 as compared to net income of $171 million for the prior year. Net income in both periods was negatively impacted by certain non-cash expenses. The primary reasons for the decline in our net cash provided by operating activities in the year ended December 31, 2012 relative to the prior year were the timing of cash payments related to (i) severed employees, primarily related to our Western European restructuring; (ii) ACTONEL co-promotion expenses under our Collaboration Agreement; (iii) sales-related deductions, which consisted primarily of our product rebate expenses and (iv) income taxes. Our liability for unrecognized tax benefits under ASC 740 which may be settled within the next twelve months is estimated to range from $0 to $9 million, including interest. The aggregate amount not expected to be settled in the next twelve months is between $56 million and $65 million, including interest.

Our net cash used in investing activities during the years ended December 31, 2012 and 2011 totaled $63 million and $46 million, respectively, and consisted of capital expenditures in each year, which includes spending on our manufacturing facilities and information technology, as well as the purchase of a replacement corporate aircraft in the year ended December 31, 2012. We are in the process of finding a buyer for our previous corporate aircraft.

Our net cash used in financing activities in the year ended December 31, 2012 totaled $978 million and consisted principally of cash paid of $1,052 million related to dividends paid to our shareholders in 2012 (with the remaining $12 million dividend payable to be funded in future periods), repayments of $487 million of term debt under the Senior Secured Credit Facilities and cash paid of $15 million for loan costs, offset, in part, by $600 million of additional term loans borrowed under the Additional Term Loan Facilities. We also paid $32 million in the year ended December 31, 2012 to redeem ordinary shares under the Prior Redemption Program. We did not redeem any ordinary shares under the Current Redemption Program in the year ended December 31, 2012. Our net cash used in financing activities in the year ended December 31, 2011 was $914 million and principally consisted of prepayments and repayments in an aggregate amount of $3,419 million of term debt under the Prior Senior Secured Credit Facilities, prepayments and repayments of $396 million of term debt under the Senior Secured Credit Facilities, $56 million to redeem ordinary shares under the Prior Redemption Program and the payment of loan costs of $51 million, offset, in part, by $3,000 million of borrowings under the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

On March 17, 2011, Holdings III and the Borrowers entered into the Credit Agreement with the Lenders and Bank of America, N.A. as administrative agent in order to refinance the Prior Senior Secured Credit Facilities. Pursuant to the Credit Agreement, the Lenders provided the Initial Senior Secured Credit Facilities in an aggregate amount of $3,250 million comprised of (i) $3,000 million in aggregate term loan facilities and (ii) a $250 million revolving credit facility available to all Borrowers (the “Revolving Credit Facility”). The term loan facilities were initially comprised of (i) a $1,250 million Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 million Term B Loan Facility consisting of an $800 million Term B-1 Loan, a $400 million Term B-2 Loan and a $550 million Term B-3 Loan (together, the “Initial Term B Loans”). The proceeds of these term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest. In January 2013, we made an optional prepayment of $150 million of our term loan indebtedness under the Senior Secured Credit Facilities.

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

The loans and other obligations under the Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. The excess cash flow mandatory prepayment provisions under the Senior Secured Credit Facilities commence with the year ending December 31, 2013 and, among other things, provide for the reduction, on a dollar-for-dollar basis, of the amount of any excess cash flow-based mandatory prepayment for a particular year by the amount of our optional prepayments of the Senior Secured Credit Facilities in such year. For the years ended December 31, 2012 and 2011, we were not obligated to make any excess cash flow-based mandatory prepayments under the Senior Secured Credit Facilities.

As of December 31, 2012, Holdings III was in compliance with all covenants under the Senior Secured Credit Facilities. During the year ended December 31, 2012, we made optional prepayments in an aggregate amount of $350 million of term loans under the Senior Secured Credit Facilities. As of December 31, 2012, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the Revolving Credit Facility as of December 31, 2012.

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

The fair value as of December 31, 2012 and 2011 of our debt outstanding under the Senior Secured Credit Facilities, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,744 million ($2,718 million book value) and $2,601 million ($2,605 million book value), respectively.

Prior Senior Secured Credit Facilities (Refinanced in full in March 2011)

On October 30, 2009, in connection with the PGP Acquisition, Holdings III, Luxco Borrower, WCC and WCCL entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, and the other lenders and parties thereto, pursuant to which the lenders provided the Prior Senior Secured Credit Facilities in an aggregate amount of $3,200 million. The Prior Senior Secured Credit Facilities initially consisted of $2,600 million of term loans, a $250 million revolving credit facility and a $350 million delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350 million, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption of any and all of our then-outstanding 8.75% Notes. On August 20, 2010, Holdings III and the Borrowers entered into a second amendment pursuant to which the lenders provided additional term loans in an aggregate principal amount of $1,500 million which, together with the proceeds from the issuance of $750 million aggregate principal amount of the 7.75% Notes, were used to fund the 2010 Special Dividend and to pay related fees and expenses. In the first quarter of 2011, we made optional prepayments of $450 million of our term loan indebtedness under the Prior Senior Secured Credit Facilities, of which $250 million was funded in connection with our entry into the Initial Senior Secured Credit Facilities as described under “—Senior Secured Credit Facilities” above.

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

On September 29, 2010, the Issuers issued an additional $500 million aggregate principal amount of the 7.75% Notes at a premium of $10 million. The proceeds from the issuance of the additional 7.75% Notes were used by us to fund our $400 million upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The additional 7.75% Notes constitute a part of the same series, and have the same guarantors, as the 7.75% Notes that the Issuers issued in August 2010. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

The Indenture contains restrictive covenants that limit, among other things, the ability of each of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to comply with covenants, and specified events of bankruptcy and insolvency. As of December 31, 2012, Holdings III was in compliance in with all covenants under the Indenture.

The fair value of our outstanding 7.75% Notes ($1,250 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,325 million and $1,278 million as of December 31, 2012 and 2011, respectively.

8.75% Notes (Redeemed in full in February 2010)

On January 18, 2005, WCC issued $600 million aggregate principal amount of the 8.75% Notes. The 8.75% Notes were guaranteed on a senior subordinated basis by us and certain of our subsidiaries. Interest payments on the 8.75% Notes were due semi-annually in arrears on each February 1 and August 1.

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its $380 million aggregate principal amount of 8.75% Notes then outstanding. Pursuant to the Offer to Purchase, WCC purchased (i) $291 million aggregate principal amount of the 8.75% Notes in December 2009 for a total price of $304 million (104.75% of the principal amount), plus accrued and unpaid interest and (ii) approximately $2 million aggregate principal amount of the 8.75% Notes in January 2010. On February 1, 2010, WCC redeemed all of the remaining outstanding 8.75% Notes in accordance with the indenture governing the 8.75% Notes at a premium of $4 million.

Components of Indebtedness

As of December 31, 2012, our outstanding debt included the following:

(dollars in millions)	Current Portion as of December 31, 2012	Long-Term Portion as of December 31, 2012	Total Outstanding as of December 31, 2012
Revolving Credit Facility	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	178	2,540	2,718
7.75% Notes (including $7 unamortized premium)	1	1,256	1,257

Total	$179	$3,796	$3,975

As of December 31, 2012, scheduled mandatory principal repayments of long-term debt in each of the five years ending December 31, 2013 through 2017 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities (in millions)
2013	$178
2014	201
2015	246
2016	91
2017	83
Thereafter	3,169

Total long-term debt to be settled in cash	$3,968
7.75% Notes unamortized premium	7

Total long-term debt	$3,975

Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness, and to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, any declaration by our Board of Directors to pay future cash dividends on our ordinary shares under the Dividend Policy will depend on our earnings and financial condition and other relevant factors at such time. Based on the current level of operations, we believe that cash flows from the operations from our subsidiaries, available cash and short-term investments, together with borrowings available under the Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required to settle accrued expenses in connection with the restructuring of our Western European operations, the payments that we expect to make under the Dividend Policy and the timing of payments for product rebates and other sales-related deductions. We continue to explore ways to enhance shareholder value. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we may make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, return capital to our shareholders or pursue compelling strategic alternatives. As a result of the above mentioned prepayments of long-term debt, if any, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we engage in strategic business transactions in the future, such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities.

Contractual Commitments

The following table summarizes our financial commitments as of December 31, 2012:

	Cash Payments due by Period
	Total	Less than 1 Year	From 1 to 3 Years	From 3 to 5 Years	More than 5 Years
Long-term debt:
Senior Secured Credit Facilities	$2,718	$178	$447	$174	$1,919
7.75% Notes	1,250	—	—	—	1,250
Interest payments on long-term debt(1)	1,044	206	390	363	85
Fixed minimum payments under the Collaboration Agreement relating to the United States and Puerto Rico	300	175	125	—	—
Supply agreement obligations(2)	63	63	—	—	—
Lease obligations	26	9	10	6	1
Other	15	11	2	2	—

Total Contractual Obligations	$5,416	$642	$974	$545	$3,255

(1)	Interest payments reflect borrowing rates for our outstanding long-term debt as of December 31, 2012 and the mandatory future reductions of long-term debt. Based on our variable rate debt levels of $2,718 million as of December 31, 2012, a 1.0% change in interest rates would impact our annual interest payments by approximately $27 million to the extent such change exceeds the LIBOR floors, as applicable.
(2)	Supply agreement obligations consist of outstanding commitments for raw materials and commitment under non-cancelable minimum purchase requirements.

The table above does not include payments related to any of the items mentioned below, except for fixed minimum payments due under the Collaboration Agreement.

Our liability for unrecognized tax benefits under ASC 740 is not included in the table above. The amount that may settle within the next twelve months is estimated to range from $0 to $9 million, including interest. The aggregate amount not expected to be settled in the next twelve months is between $56 million and $65 million including interest.

Product Development Agreements

In July 2007, we entered into an agreement with Paratek under which we acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. We paid an up-front fee of $4 million and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, we made a $1 million milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses in the year ended December 31, 2010. In June 2012, we made a $2 million milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses in the year ended December 31, 2012. We may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $21 million. In addition, we agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, we signed the Dong-A Agreement with Dong-A to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of ED, in the United States. We paid $2 million in connection with signing the Dong-A Agreement. In March 2009, we paid $9 million to Dong-A upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. We agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product to be marketed in the United States, and we may make additional payments to Dong-A of up to $13 million upon the achievement of contractually-defined milestones in relation to the ED product. In addition, we agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

In February 2009, we acquired the U.S. rights to Apricus’s topically applied alprostadil cream for the treatment of ED and a prior license agreement between us and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, we paid Apricus an up-front payment of $3 million. We also agreed to make a milestone payment of $2 million upon the FDA’s approval of the product’s NDA. We continue to work to prepare our response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

In April 2010, we amended the Dong-A Agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with BPH. As a result of this amendment, we made an up-front payment to Dong-A of $20 million in April 2010, which was included in R&D expenses in the year ended December 31, 2010. Under the amendment, we may make additional payments to Dong-A in an aggregate amount of up to $25 million upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. We also agreed to pay Dong-A a percentage of net sales of the BPH product in the United States and Canada, if any.

Collaboration Agreement

We and Sanofi are parties to the Collaboration Agreement, pursuant to which we co-develop and market ACTONEL on a global basis, excluding Japan. ATELVIA, our risedronate sodium delayed-release product launched in January 2011 and currently sold in the United States and Canada, is also marketed pursuant to the Collaboration Agreement. As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of our transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, we and/or Sanofi reduced or discontinued our marketing and promotional efforts in certain territories covered by the Collaboration Agreement. Under the Collaboration Agreement, our and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where we have full control over all product development decisions. Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by us. In certain geographic markets, we and Sanofi share selling and A&P costs as well as product profits based on contractual percentages. In the geographic markets where we are deemed to be the principal in transactions with customers and invoice sales, we recognize all revenues from sales of the product along with the related product costs. In these markets, all selling and A&P expenses incurred by us and all contractual payments to Sanofi are recognized in SG&A expenses. In geographic markets where Sanofi is deemed to be the principal in transactions with customers and invoices sales, our share of selling and A&P expenses is recognized in SG&A expenses, and we recognize our share of income attributable to the contractual payments made by Sanofi to us in these territories, on a net basis, as a component of “other revenue.” As discussed above under “—Overview—2010 Strategic Transactions—Amendment of the Sanofi Collaboration Agreement,” in April 2010, we and Sanofi entered into an amendment to the Collaboration Agreement. Under the terms of the amendment, we took full operational control over the promotion, marketing and R&D decisions for ACTONEL and ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs and expenses relating to those activities. Prior to the amendment, we shared such costs with Sanofi in these territories. We remained the principal in transactions with customers in the United States and Puerto Rico and continue to invoice all sales in these jurisdictions. In return, it was agreed that for the remainder of the term of the Collaboration Agreement, Sanofi would receive, as part of the global collaboration payments between the parties, payments from us which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed upon percentage of either United States and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory (such minimum amounts are included in the contractual commitments table above). We will continue to sell ACTONEL and ATELVIA products with Sanofi in accordance with our obligations under the Collaboration Agreement until the termination of the Collaboration Agreement on January 1, 2015, at which time all of Sanofi’s rights under the Collaboration Agreement will revert to us. For a discussion of the Collaboration Agreement, see “Part I. Item 1. Business—Alliance with Sanofi.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Pronouncements

See “Note 2” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition in Financial Statements (“ASC 605”). Our accounting policy for revenue recognition has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. Changes in the conditions used to make these judgments could have a material impact on our results of operations. Management does not believe that the assumptions which underlie its estimates are reasonably likely to change in the future. Revenue from product sales is recognized when title and risk of loss to the product transfers to our customers, which is based on the transaction’s shipping terms. Based on the above criteria, revenue is generally recognized when the product is received by the customer. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and completion of all performance obligations. We warrant products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. As part of our revenue recognition policies, we estimate the items that reduce our gross sales to net sales. We establish provisions for these contra revenues in the same period that we recognize the related sales. Revenues associated with royalty revenues are recognized based on a percentage of sales reported by third parties. Other revenues recognized include service revenues based on a contractual fee.

In the United States, we record provisions for Medicaid, Medicare, government and managed care rebates based upon our historical experience of rebates paid, contractual terms and actual prescriptions written. We apply the historical experience to the respective period’s sales to determine the ending liability and related contra revenue amount. This estimated provision is evaluated regularly to ensure that the historical trends are as current as practicable as well as to factor in changes relating to new products, contractual terms, discount rates, selling price changes, pipeline movements, generic launches, and regulatory changes. When new regulatory changes impact our rebates we estimate the impact based on the application of historical data to the provisions of the new requirements. As appropriate, we will adjust the estimated discounts to better match our current experience or our expected future experience.

In early 2010, the PPACA was signed into law. This statute impacts our net sales by increasing certain rebates we pay per prescription, most notably managed Medicaid rebates and the Medicare Part D, or “donut hole” rebates. Included in “other government rebates” are the current provisions related to sales due to the increased Medicaid rebates and donut hole rebates, which totaled $56 million, $77 million and $26 million in the years ended December 31, 2012, 2011 and 2010, respectively. We do not expect our provisions related to this statute to increase materially in future periods.

In the United States, we offer customer loyalty card programs on certain key products, the most significant of which are DORYX 150 and LOESTRIN 24 FE. These customer loyalty programs either “cap” the per prescription co-pay amount paid by our ultimate customers or reduce the amount paid by our ultimate customers. The costs incurred by us in connection with the customer loyalty programs are considered sales-related deductions which are included as a component of reported net sales. We estimate the liabilities for these programs based on estimated redemption rates, costs per redemption, contractual program terms and other historical data.

We account for product returns in accordance with ASC 605 by establishing a liability in an amount equal to our estimate of the portion of sales that are expected to be returned for credit in a future period. We estimate the sales return accrual primarily based on historical experience regarding actual sales returns but we also consider other factors that could cause future sales returns to deviate from historical levels. These factors include levels of inventory in the distribution channel, estimated remaining shelf life of products sold or in the distribution channel, product recalls, product discontinuances, price changes of competitive products, introductions of generic products and introductions of new competitive products. We consider all of these factors and adjust the liability periodically throughout each quarter to reflect actual experience and changes in expectations. The liabilities needed for future returns of new products are estimated based on the historical sales returns experience of similar products, such as those within the same line of product or those within the same or similar therapeutic category.

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

Outside the United States, the majority of our pharmaceutical rebates, discounts and price reductions are contractual or legislatively mandated, and our estimates are based on actual invoiced sales within each period. Both of these elements help to reduce the risk of variations in the estimation process. Some European countries base their rebates on the government’s unbudgeted pharmaceutical spending, and we use an estimated allocation factor (based on historical payments) and total revenues by country against our actual invoiced sales to project the expected level of reimbursement.

The movement in our sales-related reserve accounts for the periods presented is as follows:

(dollars in millions)	Other Government Rebates(2)	Managed Care	Returns	Medicare	Customer Loyalty Programs	Wholesaler Rebates	Cash Discounts	Other	Total
December 31, 2009 Balance	$50	$90	$106	$42	$45	$17	$6	$19	$375
Current provision related to sales(1)	153	220	81	95	282	54	64	86	1,035
Current processed payments/credits	(98)	(203)	(57)	(94)	(256)	(54)	(64)	(99)	(925)

December 31, 2010 Balance	$105	$107	$130	$43	$71	$17	$6	$6	$485

Current provision related to sales(1)	185	236	60	115	111	59	63	120	949
Current processed payments/credits	(125)	(193)	(59)	(109)	(135)	(52)	(64)	(114)	(851)

December 31, 2011 Balance	$165	$150	$131	$49	$47	$24	$5	$12	$583

Current provision related to sales(1)	123	237	25	102	144	57	61	110	859
Current processed payments/credits	(160)	(280)	(38)	(117)	(144)	(67)	(62)	(109)	(977)

December 31, 2012 Balance	$128	$107	$118	$34	$47	$14	$4	$13	$465

(1)	Adjustments of estimates to actual results are less than 1% of net sales for each of the periods presented.
(2)	Included in other government rebates are amounts related to Medicaid, managed Medicaid, donut hole and TRICARE rebates.

We consider information from external sources in developing our estimates of gross to net sales adjustments. We purchase prescription data for our key products, which we use to estimate the market demand. We have access to the actual levels of inventory held by three of our major U.S. customers (which aggregate approximately 65% of our global sales for the year ended December 31, 2012). We also informally gather information from other sources to attempt to monitor the movement of our products through the wholesale and retail channels. We combine this external data with our own internal reports to estimate the levels of inventories of our products held in the wholesale and retail channels as this is a significant factor in determining the adequacy of our sales-related reserves. Our estimates are subject to inherent limitations that rely on third-party information, as certain third-party information is provided in the form of estimates, and reflects other limitations including lags between the date which third-party information is generated and the date on which we receive third-party information.

Inventories and Inventory Reserves

Inventories are stated at the lower of cost or market value and consist of finished goods purchased from third party manufacturers held for distribution, as well as raw materials, work-in-process and finished goods manufactured by us. We determine cost on a first-in, first-out basis.

We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. We review our inventory for products that are close to or have reached their expiration date and therefore are not expected to be sold, for products where market conditions have changed or are expected to change, for at-risk inventory related to unapproved products, and for products that are not expected to be saleable based on our quality assurance and control standards. The reserves we establish in these situations are equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. In evaluating whether inventory is properly stated at the lower of cost or market, we consider such factors as the amount of product inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. We record provisions for inventory obsolescence as part of cost of sales.

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets constitute a substantial portion of our total assets. As of December 31, 2012, goodwill represented approximately 24% of our total assets and intangible assets represented approximately 43% of our total assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired net of liabilities assumed in a purchase business combination. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. We carry out an annual impairment review of goodwill unless an event occurs which triggers the need for an earlier review. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired. Goodwill is tested for impairment at the reporting unit level in accordance with ASC Topic 350, “Intangibles—Goodwill and other” (“ASC 350”), which, for us, is one reporting unit. In order to perform the impairment analysis, management makes key assumptions regarding future cash flows used to measure the fair value of the entity. These assumptions include discount rates, our future earnings and, if needed, the fair value of our assets and liabilities. In estimating the value of our goodwill, management has applied a discount rate of approximately 12%, our estimated market participant weighted average cost-of-capital, to the estimated cash flows. Our cash flow model uses a 5-year forecast with a terminal value. The factors used in evaluating goodwill for impairment are subject to change and are tracked against historical results by management. Changes in the key assumptions by management can change the results of testing. Any resulting impairment could affect our financial condition and results of operations. We completed our annual test during the quarter ended December 31, 2012 and no impairment charge resulted.

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

When we determine that there is an indicator that the carrying value of a definite-lived intangible asset may not be recoverable, we test the asset for impairment based on undiscounted future cash flows. We measure impairment, if any, based on estimates of discounted future cash flow. These estimates include the assumptions described above about future conditions within the Company and the industry. The assumptions used in evaluating intangible assets for impairment are subject to change and are tracked against historical results by management. If actual cash flows differ from those projected by management, or if there is a change in any of these key assumptions, additional write-offs may be required. Management does not believe that its key assumptions are reasonably likely to change in the future.

As a result of changing assumptions in evaluating intangible assets for impairment, certain unimpaired assets may be subject to a change in amortization recognized in future periods to approximate expected future cash flows.

Indefinite-Lived Intangible Assets

We have a Warner Chilcott trademark with an indefinite life, which is not amortized. However, the carrying value would be adjusted if it were determined that the fair value had declined. The impairment test is performed on an annual basis, or more frequently if necessary, and utilizes the same key assumptions as those described above for our definite-lived assets. In addition, if future events occur that warrant a change to a definite life, the carrying value would then be amortized prospectively over the estimated remaining useful life. We completed our annual test during the quarter ended December 31, 2012 and no impairment charge resulted.

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

A valuation allowance is established to reduce deferred tax assets if, based on available evidence, it is more likely than not that some, or all, of the recorded deferred tax assets will not be realized in future periods. All available positive and negative evidence is considered in evaluating the ability to recover deferred tax assets, including past operating results, the existence of cumulative losses in recent years and the forecast of future taxable income. Assumptions used to estimate future taxable income include the amount of future state, federal and international pretax operating income and the reversal of temporary differences. These assumptions are consistent with our plans and estimates used to manage our business, however, such assumptions require significant judgment about the forecasts of future taxable income.

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

Litigation

We are involved in various legal proceedings in the normal course of our business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. We record reserves related to these legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. See “Note 16” to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for a description of our significant current legal proceedings.

Business Combinations

The acquisition method of accounting as defined in ASC Topic 805 “Business Combinations,” (“ASC 805”), uses the fair value concepts defined in ASC 820, which we have adopted in the required periods.

We value most assets acquired and liabilities assumed in a business purchase combination at their fair values as of the acquisition date. Fair value measurements can be highly subjective and the reasonable application may result in a range of alternative estimates using the same facts and circumstances.

The process for estimating the fair values of in-process research & development, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred, and are expensed as incurred. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities as of the effective date of the acquisition are allocated to goodwill in accordance with ASC 805.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges at December 31, 2012.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,718 million as of December 31, 2012, a 1.0% change in interest rates would impact net interest expense by approximately $7 million per quarter.

In addition, the term loan indebtedness outstanding under the Senior Secured Credit Facilities (other than the Term B-4/5 Loan) is subject to a LIBOR floor of 0.75% to 1.0%. Currently, LIBOR rates are below the floor of 0.75% and therefore an increase in interest rates would only start to impact our net interest expense (other than in respect of the Term B-4/5 Loan) to the extent it exceeds the floor of 0.75%.

Foreign Currency Risk

A significant portion of our earnings and assets are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). In addition, we have intercompany financing arrangements between our entities, certain of which may be denominated in a currency other than the functional currencies of such entities. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate changes.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of December 31, 2012, we had no derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we may not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the years ended December 31, 2012, 2011, and 2010.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the Consolidated Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 7, 2013.

Item 11. Executive Compensation.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 7, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 7, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 7, 2013.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is hereby incorporated by reference to our Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 7, 2013.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements listed in the Index to the Consolidated Financial Statements beginning on page F-1, filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The exhibits listed at the end of this Annual Report are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

By:	/S/ ROGER M. BOISSONNEAULT
Name:	Roger M. Boissonneault
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/S/ PAUL HERENDEEN
Name:	Paul Herendeen
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2013.

Signature	Title

/S/ ROGER M. BOISSONNEAULT Roger M. Boissonneault	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ PAUL HERENDEEN Paul Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JAMES H. BLOEM James H. Bloem	Director

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/S/ LIAM M. FITZGERALD Liam M. Fitzgerald	Director

/S/ JOHN A. KING, PH.D. John A. King, Ph.D.	Director

/S/ PATRICK J. O’SULLIVAN Patrick J. O’Sullivan	Director

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Filer/Form†	Exhibit	Filing Date
2.1	Implementation Agreement, dated October 27, 2004, among the Consortium Members (as defined therein), Waren Acquisition Limited and Warner Chilcott PLC and Second Supplemental Agreement thereto, dated November 16, 2004	WC Holdings S-4(1)	2.1	7/18/05

2.2	Purchase Agreement, dated as of August 24, 2009, between The Procter & Gamble Company and Warner Chilcott plc	Form 8-K	2.1	8/24/09

2.3	Transition Services Agreement, effective as of October 30, 2009, between Warner Chilcott plc and The Procter & Gamble Company	Form 10-K	2.3	3/1/10

2.4	Asset Purchase Agreement, dated as of September 23, 2009, among LEO Pharma A/S, LEO Laboratories Ltd., Warner Chilcott plc, Warner Chilcott Company, LLC and Warner Chilcott (US), LLC	Form 8-K	2.1	9/23/09

2.5	Asset Purchase Agreement, dated as of September 23, 2010, among Novartis Pharmaceuticals Corporation, Novartis Pharma AG, Warner Chilcott Company, LLC and Warner Chilcott plc	Form 8-K	2.1	9/27/10

3.1	Memorandum and Articles of Association of Warner Chilcott plc	Form 8-K12G3	3.1	8/21/09

4.1	Amended and Restated Shareholders Agreement, dated as of March 31, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto	WC Holdings S-4(1)	4.3	7/18/05

4.2	First Amendment to the Amended and Restated Shareholders Agreement, dated April 19, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and the Shareholders party thereto	WC Holdings S-4(1)	4.4	7/18/05

4.3	Second Amendment to the Amended and Restated Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein	Form 8-K12G3	4.3	8/21/09

4.4	Waiver of the Amended and Restated Shareholders Agreement, dated November 24, 2009, among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein	Form 8-K	4.1	11/24/09

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Filer/Form†	Exhibit	Filing Date
4.5	Management Shareholders Agreement, dated as of March 28, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited, the Management Shareholders party thereto and the Shareholders party thereto	WC Holdings S-4(1)	4.5	7/18/05

4.6	Joinder Agreement, dated as of April 1, 2005, among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and Paul S. Herendeen	WC Holdings S-4(1)	4.6	7/18/05

4.7	First Amendment to the Management Shareholders Agreement, dated as of September 17, 2007, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein	Form S-3(2)	4.12	11/13/09

4.8	Second Amendment to the Management Shareholders Agreement, dated as of August 20, 2009, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein	Form 8-K12G3	4.4	8/21/09

4.9	Termination, dated as of November 8, 2012, of the Management Shareholders Agreement, as amended, by and among Warner Chilcott plc, Warner Chilcott Limited (f/k/a Warner Chilcott Holdings Company, Limited), Warner Chilcott Holdings Company II, Limited, Warner Chilcott Holdings Company III, Limited and certain other persons named therein	Form 10-Q	4.1	11/9/12

4.10	Form of Share Certificate	Form 8-K12G3	4.5	8/21/09

4.11	Indenture, dated as of August 20, 2010, between Warner Chilcott Company, LLC, Warner Chilcott Finance LLC, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee	Form 8-K	10.2	8/24/10

10.1	Securities Purchase Agreement, dated January 18, 2005, by and among Warner Chilcott Holdings Company, Limited, Warner Chilcott Holdings Company II, Limited and the Purchasers named therein	WC Holdings S-4(1)	10.2	7/18/05

10.2	Purchase and Sale Agreement, dated as of May 3, 2004, among Pfizer Inc., Pfizer Pharmaceuticals LLC, Galen Holdings Public Limited Company and Warner Chilcott Company, Inc.	WC Holdings S-4(1)	10.3	7/18/05

10.3	Option and License Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited	WC Holdings S-4(1)	10.4	7/18/05

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Filer/Form†	Exhibit	Filing Date
10.4	Finished Product Supply Agreement, dated as of March 24, 2004, by and between Barr Laboratories, Inc. and Galen (Chemicals) Limited	WC Holdings S-4(1)	10.5	7/18/05

10.5	Transaction Agreement, dated May 4, 2000, by and between Galen Holdings PLC and Warner Chilcott PLC	Predecessor 8-K(3)	2.1	5/15/00

10.6	Estrace Transitional Support and Supply Agreement, dated as of January 26, 2000, between Westwood-Squibb Pharmaceuticals, Inc. and Warner Chilcott, Inc.	Predecessor 8-K(3)	10.2	2/29/00

10.7	Ovcon Transitional Support and Supply Agreement, dated as of January 26, 2000, between Bristol-Myers Squibb Laboratories Company and Warner Chilcott, Inc.	Predecessor 8-K(3)	10.3	2/29/00

10.8	Asset Purchase Agreement, dated as of June 29, 2001, between Bristol-Myers Squibb Company and Galen (Chemicals) Limited	Galen F-1(4)	10.8	7/2/01

10.9	Supply Agreement, dated as of June 29, 2001, between Bristol-Myers Squibb Laboratories Company and Galen (Chemicals) Limited	Galen F-1(4)	10.9	7/2/01

10.10	Assignment, Transfer and Assumption Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company	Galen 20-F(5)	4.28	1/2/03

10.11	Manufacturing Agreement, dated as of December 7, 2002, by and between Galen (Chemicals) Limited and Eli Lilly and Company	Galen 20-F(5)	4.30	12/31/03

10.12	Purchase and Sale Agreement (OCS), dated as of March 5, 2003, among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC	Galen 20-F(5)	4.31	12/31/03

10.13	Purchase and Sale Agreement (Femhrt), dated as of March 5, 2003, among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC	Galen 20-F(5)	4.32	12/31/03

10.14	Transitional Supply Agreement, dated March 27, 2003, between Galen (Chemicals) Limited and Pfizer Inc.	Galen 20-F(5)	4.33	12/31/03

10.15	Manufacturing Agreement, dated as of September 24, 1997, by and between Duramed Pharmaceuticals, Inc. and Warner-Lambert Company (assigned to Galen (Chemicals) Limited pursuant to the Purchase and Sale Agreement (Femhrt), among Pfizer Inc., Galen (Chemicals) Limited and Galen Holdings PLC, dated as of March 5, 2003)	Galen 20-F(5)	4.40	12/31/03

10.16	Business Purchase Agreement for the Sale and Purchase of the Business and Assets of Ivex Pharmaceuticals Limited, dated April 28, 2004, among Ivex Pharmaceuticals Limited, Galen Holdings, PLC, Gambro Northern Ireland Limited and Gambro BCT, Inc	WC Holdings S-4(1)	10.22	7/18/05

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Filer/Form†	Exhibit	Filing Date
10.17	Purchase and Sale Agreement, dated April 28, 2004, among Galen Holdings PLC, Nelag Limited, Galen Limited and Galen (Chemicals) Limited	WC Holdings S-4(1)	10.23	7/18/05

10.18	Purchase and Sale Agreement, dated April 27, 2004, among Galen Limited, Galen Holdings PLC, Galen (Chemicals) Limited and Nelag Limited	WC Holdings S-4(1)	10.24	7/18/05

10.19#	Fourth Amended and Restated Employment Agreement, dated as of August 4, 2011, between Warner Chilcott (US), LLC and Roger M. Boissonneault	Form 10-Q	10.1	8/5/11

10.20#	Second Amended and Restated Employment Agreement, dated as of August 4, 2011, between Warner Chilcott (US), LLC and Paul Herendeen	Form 10-Q	10.3	8/5/11

10.21#	Third Amended and Restated Employment Agreement, dated as of August 5, 2011, between Warner Chilcott (US), LLC and W. Carl Reichel	Form 10-Q	10.4	8/5/11

10.22#	Fourth Amended and Restated Employment Agreement, dated as of August 26, 2011, between Warner Chilcott (US), LLC and Anthony D. Bruno	Form 8-K	10.1	8/26/11

10.23#	Employment agreement, dated as of January 31, 2012, between Warner Chilcott Pharmaceuticals S.à r.l., and Marinus Johannes van Zoonen	Form 8-K	99.1	2/1/12

10.24	First Amendment to Transitional Supply Agreement, effective as of July 1, 2006, between Warner Chilcott Company, Inc. and Pfizer Inc.	WC Holdings 10-Q(6)	10.1	8/11/06

10.25	Waiver, dated September 25, 2006, to Section 3.1, Section 3.3 and Section 3.5(b) of the Option and License Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004 and to Section 2.1 of the Finished Product Supply Agreement between Barr and Galen (Chemicals) Limited dated March 24, 2004	WC Limited S-1(7)	10.41	10/20/06

10.26#	Form of 2006 Restricted Share Award Agreement	WC Limited 10-K(8)	10.50	3/26/07

10.27#	Form of 2006 Share Option Award Agreement	WC Limited 10-K(8)	10.51	3/26/07

10.28#	Form of 2006 Bonus Share Award Agreement	WC Limited 10-K(8)	10.52	3/26/07

10.29#	Form of Management Securities Purchase Agreement	WC Limited 10-K(8)	10.53	3/26/07

10.30#	Form of Strip Grant Agreement	WC Limited 10-K(8)	10.54	3/26/07

10.31#	Form of 2005 Restricted Share Award Agreement	WC Limited 10-K(8)	10.55	3/26/07

10.32	Settlement and License Agreement, dated as of January 9, 2009, by and among Warner Chilcott Company, LLC, Watson Pharmaceuticals, Inc. and Watson Laboratories, Inc.	WC Limited 10-Q(9)	10.2	8/7/09

10.33#	Warner Chilcott Equity Incentive Plan	Form 8-K12G3	10.1	8/21/09

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Filer/Form†	Exhibit	Filing Date
10.34#	First Amendment to the Warner Chilcott Equity Incentive Plan	Form 8-K	10.1	5/17/10

10.35	Deed Poll of Assumption relating to Warner Chilcott Equity Incentive Plan, dated as of August 20, 2009	Form 8-K12G3	10.3	8/21/09

10.36#	Form of Warner Chilcott Equity Incentive Plan Restricted Share Unit Award Agreement	Form 10-K	10.48	3/1/10

10.37#	Form of Warner Chilcott Equity Incentive Plan Restricted Share Award Agreement	Form 10-K	10.49	3/1/10

10.38#	Form of Warner Chilcott Equity Incentive Plan Share Option Award Agreement	Form 10-K	10.50	3/1/10

10.39#	Form of Warner Chilcott Equity Incentive Plan Restricted Share Unit Award Agreement (approved January 2011)	Form 10-K	10.39	2/25/11

10.40#	Form of Warner Chilcott Equity Incentive Plan Restricted Share Award Agreement (approved January 2011)	Form 10-K	10.40	2/25/11

10.41#	Form of Warner Chilcott Equity Incentive Plan Share Option Award Agreement (approved January 2011)	Form 10-K	10.41	2/25/11

10.42#	Form of Warner Chilcott Equity Incentive Plan Performance Restricted Share Unit Award (approved January 2011)	Form 10-K	10.42	2/25/11

10.43#	Form of Warner Chilcott Equity Incentive Plan Performance Restricted Share Award (approved January 2011)	Form 10-K	10.43	2/25/11

10.44#	Form of Warner Chilcott Equity Incentive Plan Director Share Option Award Agreement (approved January 2011)	Form 10-K	10.44	2/25/11

10.45#	Warner Chilcott P&G Pharmaceuticals Business Transaction and Integration Incentive Program	Form 10-K	10.51	3/1/10

10.46#	Warner Chilcott Management Incentive Plan	Form 8-K12G3	10.2	8/21/09

10.47	Deed Poll of Assumption relating to Warner Chilcott Limited Management Incentive Plan, dated as of August 20, 2009	Form 8-K12G3	10.4	8/21/09

10.48	Credit Agreement, dated as of March 17, 2011, among Warner Chilcott Holdings Company III, Limited, WC Luxco S.à r.l., Warner Chilcott Corporation, Warner Chilcott Company, LLC, Bank of America, N.A. as administrative agent for the lenders, and the lenders thereunder	Form 8-K	10.1	3/21/11

10.49+	Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc. (the “Sanofi Collaboration Agreement”)	Form 10-K	10.57	3/1/10

10.50+	Amendment Agreement to the Sanofi Collaboration Agreement, dated December 19, 2007, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC, as successor in interest to Aventis Pharmaceuticals, Inc. (the “Sanofi Amendment Agreement”)	Form 10-K	10.58	3/1/10

		Incorporated herein by reference
Exhibit Number	Exhibit Description	Filer/Form†	Exhibit	Filing Date
10.51+	Amendment to the Sanofi Amendment Agreement, dated October 9, 2008, by and between The Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC	Form 10-K	10.59	3/1/10

10.52+	U.S. Amendment Agreement, effective as of April 1, 2010, by and between Warner Chilcott Company, LLC and Sanofi-Aventis U.S. LLC, to the Amended and Restated Collaboration Agreement, dated October 8, 2004, by and between Warner Chilcott Company, LLC (as assignee of the Procter & Gamble Company and Procter & Gamble Pharmaceuticals, Inc.) and Sanofi-Aventis U.S. LLC (as successor in interest to Aventis Pharmaceuticals, Inc.)	Form 10-Q	10.1	5/7/10

10.53	Form of Indemnification Agreement for Directors and Secretary of Warner Chilcott plc	Form 8-K12G3	10.5	8/21/09

10.54+	Contract Manufacturing Services Agreement, dated as of January 30, 2006, between Procter & Gamble Pharmaceuticals, SARL and OSG Norwich Pharmaceuticals, Inc. (the “CMSA”)	Form 10-K	10.58	2/25/11

10.55+	Letter Agreement, dated as of September 11, 2006, between Procter & Gamble Pharmaceuticals, SARL and OSG Norwich Pharmaceuticals, Inc., amending the CMSA	Form 10-K	10.59	2/25/11

10.56	Letter Agreement, dated as of April 20, 2010, between Warner Chilcott Company, LLC and Norwich Pharmaceuticals, Inc., amending the CMSA	Form 10-K	10.60	2/25/11

10.57+	Letter Agreement, dated as of December 21, 2010, between Warner Chilcott Company, LLC and Norwich Pharmaceuticals, Inc., amending the CMSA	Form 10-K	10.61	2/25/11

10.58	Amendment No. 1 to Credit Agreement, dated as of August 20, 2012, by and among Warner Chilcott Holdings Company III, Limited, WC Luxco S.à r.l., Warner Chilcott Corporation and Warner Chilcott Company, LLC, Bank of America, N.A. as administrative agent for the lenders, and the lenders named therein	Form 8-K	10.1	8/21/12

10.59*#	Third Amended and Restated Severance Agreement – Senior Vice President, dated as of December 14, 2012, between Warner Chilcott (US), LLC and Izumi Hara	N/A

10.60*#	Form of Warner Chilcott Equity Incentive Plan Restricted Share Unit Award Agreement (approved December 2012)	N/A

10.61*#	Form of Warner Chilcott Equity Incentive Plan Performance Restricted Share Unit Award Agreement (approved December 2012)	N/A

10.62*#	Form of Warner Chilcott Equity Incentive Plan Share Option Award Agreement (approved December 2012)	N/A

10.63*#	Form of Warner Chilcott Equity Incentive Plan Director Share Option Award Agreement (approved December 2012)	N/A

Incorporated herein by reference
Exhibit Number	Exhibit Description	Filer/Form†	Exhibit	Filing Date

10.64*#	Form of Warner Chilcott Equity Incentive Plan Director Restricted Share Unit Award Agreement (approved December 2012)	N/A

21.1*	Subsidiaries of the Registrant	N/A

23.1*	Consent of PricewaterhouseCoopers LLP	N/A

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A

101*	The following materials from Warner Chilcott’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ (Deficit) / Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	N/A

*	Filed herewith.
+	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.
#	Indicates a management contract or compensatory plan or arrangement.
†	Unless otherwise specified, the Company is the filer and the Commission File No. is 000-53772.
(1)	Registration Statement on Form S-4 filed by Warner Chilcott Holdings Company III, Limited and Warner Chilcott Corporation, Registration No. 333-126660 (the “WC Holdings S-4”).
(2)	Registration Statement on Form S-3 filed by the Company, Registration No. 333-163079.
(3)	Current Report on Form 8-K filed by Warner Chilcott PLC, Commission File No. 000-29364 (each, a “Predecessor 8-K”).
(4)	Registration Statement on Form F-1 filed by Galen Holdings PLC, Registration No. 333-64324 (the “Galen F-1”).
(5)	Annual Report on Form 20-F filed by Galen Holdings PLC, Registration No. 333-12634 (each, a “Galen 20-F”).
(6)	Quarterly Report on Form 10-Q filed by Warner Chilcott Holdings Company III, Limited, Registration No. 333-126660 (the “WC Holdings 10-Q”).
(7)	Registration Statement on Form S-1 filed by Warner Chilcott Limited, Registration No. 333-138131 (the “WC Limited S-1”).
(8)	Annual Report on Form 10-K filed by Warner Chilcott Limited, Commission File No. 001-33039 (the “WC Limited 10-K”).
(9)	Quarterly Report on Form 10-Q filed by Warner Chilcott Limited, Commission File No. 001-33039 (the “WC Limited 10-Q”).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Warner Chilcott Public Limited Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ (deficit) / equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Warner Chilcott Public Limited Company and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 22, 2013

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED BALANCE SHEETS

(All amounts in millions except share amounts and per share amounts)

	As of December 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$474	$616
Accounts receivable, net	195	266
Inventories, net	113	119
Deferred income taxes	130	121
Prepaid income taxes, net	51	37
Prepaid expenses and other current assets	63	92

Total current assets	1,026	1,251

Other assets:
Property, plant and equipment, net	216	215
Intangible assets, net	1,817	2,420
Goodwill	1,029	1,029
Non-current deferred income taxes	43	30
Other non-current assets	87	85

Total assets	$4,218	$5,030

LIABILITIES
Current liabilities:
Accounts payable	$29	$45
Accrued expenses and other current liabilities	668	819
Income taxes payable	17	44
Deferred income taxes	1	1
Current portion of long-term debt	179	185

Total current liabilities	894	1,094

Other liabilities:
Long-term debt, excluding current portion	3,796	3,678
Non-current deferred income taxes	32	58
Other non-current liabilities	96	131

Total liabilities	4,818	4,961

Commitments and contingencies (See Notes 15 and 16)	—	—

SHAREHOLDERS’ (DEFICIT) / EQUITY
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 250,488,078 and 250,247,802 shares issued and outstanding	3	3
Additional paid-in capital	4	39
(Accumulated deficit) / retained earnings	(572)	53
Accumulated other comprehensive (loss)	(35)	(26)

Total shareholders’ (deficit) / equity	(600)	69

Total liabilities and shareholders’ (deficit) / equity	$4,218	$5,030

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in millions except per share amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUE
Net sales	$2,475	$2,637	$2,804
Other revenue	66	91	170

Total revenue	2,541	2,728	2,974

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization and impairment of intangible assets)	311	356	493
Selling, general and administrative	745	924	1,090
Restructuring costs	47	104	—
Research and development	103	108	147
Amortization of intangible assets	498	596	653
Impairment of intangible assets	106	—	—
Interest expense, net	236	340	284

INCOME BEFORE TAXES	495	300	307
Provision for income taxes	92	129	136

NET INCOME	$403	$171	$171

Earnings per share:
Basic	$1.62	$0.68	$0.68
Diluted	$1.61	$0.67	$0.67

Dividends per share:	$4.25	$—	$8.50

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) / EQUITY

(All amounts in millions except share amounts and per share amounts)

	Number of Ordinary Shares	Ordinary Shares, par value	Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance as of December 31, 2009	251,594,687	$3	$2,066	$(176)	$(4)	$1,889

Net income	—	—	—	171	—	171
Stock-based compensation	335,376	—	21	—	—	21
2010 Special dividend paid to shareholders ($8.50 per share)	—	—	(2,087)	(57)	—	(2,144)
Exercise of non-qualified options to purchase ordinary shares	596,941	—	9	—	—	9
Other comprehensive (loss)	—	—	—	—	(12)	(12)

Balance as of December 31, 2010	252,527,004	$3	$9	$(62)	$(16)	$(66)

Net income	—	—	—	171	—	171
Stock-based compensation	788,154	—	22	—	—	22
Exercise of non-qualified options to purchase ordinary shares	608,770	—	5	—	—	5
Redemption and cancellation of ordinary shares	(3,676,126)	—	—	(56)	—	(56)
Other	—	—	3	—	—	3
Other comprehensive (loss)	—	—	—	—	(10)	(10)

Balance as of December 31, 2011	250,247,802	$3	$39	$53	$(26)	$69

Net income	—	—	—	403	—	403
Stock-based compensation	1,177,507	—	24	—	—	24
2012 Special dividend paid to shareholders ($4.00 per share)	—	—	(63)	(939)		(1,002)
Semi-annual dividend ($0.25 per share)			(5)	(57)		(62)
Exercise of non-qualified options to purchase ordinary shares	987,670	—	8	—	—	8
Redemption and cancellation of ordinary shares	(1,924,901)		—	(32)	—	(32)
Other	—	—	1	—	—	1
Other comprehensive (loss)	—	—	—	—	(9)	(9)

Balance as of December 31, 2012	250,488,078	$3	$4	$(572)	$(35)	$(600)

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net Income	$403	$171	$171
Other comprehensive (loss):
Cumulative translation adjustment	5	(6)	(16)
Actuarial (loss) / gains related to defined benefit plans (net of tax of $(8), $(1) and $2, respectively)	(14)	(4)	4

Total other comprehensive (loss)	(9)	(10)	(12)

Comprehensive Income	$394	$161	$159

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$403	$171	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	39	35
Write-down of property, plant and equipment—Manati	—	23	—
Amortization of intangible assets	498	596	653
Impairment of intangible assets	106	—	—
Write-off of fair value step-up on acquired inventories	—	—	106
Non-cash gain relating to the reversal of the liability for contingent milestone payments	(20)	—	—
Provision for inventory obsolescence	28	35	13
Deferred income taxes	(47)	1	(21)
Amortization and write-off of deferred loan costs	36	110	65
Stock-based compensation expense	24	22	21

Net income as adjusted per above	1,070	997	1,043
Changes in assets and liabilities:
Decrease in accounts receivable, prepaid expenses and other current assets	102	93	10
(Increase) in inventories	(21)	(46)	(8)
(Decrease) / increase in accounts payable, accrued expenses and other current liabilities	(172)	91	(66)
(Decrease) / increase in income taxes and other, net	(82)	42	(32)

Net cash provided by operating activities	897	1,177	947

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	—	(403)
Capital expenditures	(63)	(46)	(95)

Net cash (used in) investing activities	(63)	(46)	(498)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,052)	—	(2,138)
Term borrowings under Senior Secured Credit Facilities	600	3,000	—
Term borrowings under Prior Senior Secured Credit Facilities	—	—	1,500
Proceeds from issuance of 7.75% senior notes due 2018 (“7.75% Notes”), including premium	—	—	1,260
Redemption of 8.75% senior subordinated notes due 2015 (“8.75% Notes”)	—	—	(89)
Payments for loan costs, including refinancing premium	(15)	(51)	(84)
Term repayments under Prior Senior Secured Credit Facilities	—	(3,419)	(1,031)
Term repayments under Senior Secured Credit Facilities	(487)	(396)	—
Redemption of ordinary shares	(32)	(56)	—
Proceeds from the exercise of non-qualified options to purchase ordinary shares	8	5	9
Other	—	3	(2)

Net cash (used in) financing activities	(978)	(914)	(575)

Effect of exchange rates on cash and cash equivalents	2	(2)	(12)

Net (decrease) / increase in cash and cash equivalents	(142)	215	(138)
Cash and cash equivalents, beginning of period	616	401	539

Cash and cash equivalents, end of period	$474	$616	$401

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$200	$238	$197
Cash paid for income taxes	$181	$107	$179

See accompanying notes to consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements

(All amounts in millions except share amounts, per share amounts or unless otherwise noted)

1. The Company

Warner Chilcott Public Limited Company is an Irish public limited company, which together with its wholly-owned subsidiaries (collectively, “Warner Chilcott,” or the “Company”) has operations in the United States (“U.S.”), Puerto Rico, the United Kingdom (“UK”), the Republic of Ireland, Australia, Canada and many other Western European countries. These consolidated financial statements include the accounts of Warner Chilcott Public Limited Company and all of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s fiscal year ends on December 31.

The Company is a leading global specialty pharmaceutical company currently focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America. The Company is fully integrated with internal resources dedicated to the development, manufacture and promotion of its products. The Company’s portfolio of pharmaceutical products is promoted primarily in the United States by the Company’s sales and marketing organization. The Company has manufacturing capabilities in Fajardo, Puerto Rico, Larne, Northern Ireland and Weiterstadt, Germany.

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

Acquisitions

The consolidated financial statements reflect the acquisition of an acquired business, including the Company’s acquisition from The Procter & Gamble Company (“P&G”) on October 30, 2009 of P&G’s global branded pharmaceuticals business (“PGP”) (such acquisition, the “PGP Acquisition”), after the completion of the acquisition. The Company accounts for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their fair values. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill. When the Company has acquired net assets that do not constitute a business under U.S. GAAP, no goodwill has been recognized.

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

Foreign Currency

The Company has operations in the United States, Puerto Rico, United Kingdom, Republic of Ireland, Australia, Canada and many other Western European countries. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ (deficit) / equity and are included as a component of other comprehensive (loss).

The Company realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. These gains / (losses) are included as a component of selling, general and administrative expenses (“SG&A”).

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes provisions for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to: contract terms, government regulations, estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of liabilities. No material revisions were made to the methodology used in determining these reserves during the year ended December 31, 2012.

In the United States, the Company records provisions for Medicaid, Medicare, government and managed care rebates based upon its historical experience of rebates paid, contractual terms and actual prescriptions written. The Company applies the historical experience to the respective period’s sales to determine the ending liability and related contra revenue amount. This estimated provision is evaluated regularly to ensure that the historical trends are as current as practicable as well as to factor in changes relating to new products, contractual terms, discount rates, selling price changes, pipeline movements, generic launches, and regulatory changes. When new regulatory changes impact its rebates, the Company estimates the impact based on the application of historical data to the provisions of the new requirements. As appropriate, the Company will adjust the estimated discounts to better match its current experience or its expected future experience.

In early 2010, the U.S. Patient Protection and Affordable Care Act of 2010 was signed into law. This statute impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably managed Medicaid rebates and the Medicare Part D, or “donut hole” rebates. Included in the provisions recorded to reduce gross sales to net sales are the current provisions related to sales due to the increased Medicaid rebates and donut hole rebates, which totaled $56, $77 and $26 in the years ended December 31, 2012, 2011 and 2010, respectively.

In the United States, the Company offers customer loyalty card programs on certain key products, the most significant of which are DORYX 150 and LOESTRIN 24 FE. These customer loyalty programs either “cap” the per prescription co-pay amount paid by the Company’s ultimate customers or reduce the amount paid by its ultimate customers. The costs incurred by the Company in connection with the customer loyalty programs are considered sales-related deductions which are included as a component of reported net sales. The Company estimates the liabilities for these programs based on estimated redemption rates, costs per redemption, contractual program terms and other historical data.

As of December 31, 2012 and 2011, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $31 and $41, respectively. The amounts included in liabilities were $434 (of which $118 related to reserves for product returns) and $542 (of which $131 related to reserves for product returns) as of December 31, 2012 and 2011, respectively. The provisions recorded to reduce gross sales to net sales were $859, $949 and $1,035 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company recognizes revenue related to its intellectual property licensed to third-parties, based on third-party sales as earned, in accordance with contractual terms when the third-party sales can be reasonably estimated and collection is reasonably assured. These amounts are included as a component of other revenue. The Company also has agreements with other pharmaceutical companies to co-promote certain products. Revenues and related product costs are recognized on a gross basis in transactions where the Company is deemed to be the principal in the transaction. Revenues earned based upon a percentage of the co-promotion partners’ net sales are recognized, on a net basis, when the co-promotion partners have shipped the related products and title passes to their customers. Contractual payments due to co-promotion partners are included within SG&A expense and contractual payments due from co-promotion partners are included within other revenue. Total other revenue for the years ended December 31, 2012, 2011 and 2010 was $66, $91 and $170, respectively. Primarily as a result of the ENABLEX Acquisition (as defined in “Note 4”), the Company’s other revenue has decreased from the year ended December 31, 2010 while ENABLEX product net sales have increased.

Advertising and Promotion (“A&P”)

Costs associated with A&P of the Company’s products are expensed as incurred and are included in SG&A expenses. A&P expenses totaled $90, $149 and $123 in the years ended December 31, 2012, 2011 and 2010, respectively. Included in A&P are direct-to-consumer advertising expenses which totaled $0, $21 and $11 in the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development (“R&D”)

R&D costs are expensed as incurred. Milestone payments made to third parties in connection with R&D collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the respective intangible asset based on future use and anticipated cash flows for the asset. Amounts capitalized for such payments are included in intangible assets, net of accumulated amortization. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” (“ASC 805”), the Company capitalizes in-process research and development (“IPR&D”) acquired through the acquisition of a business as part of non-amortizable intangible assets. These costs will begin to be amortized if the associated regulatory approval is received. If regulatory approval is not received, and the R&D study is considered to be no longer viable, the IPR&D would be considered impaired. As of December 31, 2012 and 2011, the Company had no IPR&D.

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

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. As discussed in “Note 16,” the Company recorded a charge in the year ended December 31, 2012 relating to its DORYX patent litigation in accordance with ASC 450 in the amount of $6.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and in money market accounts with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined based on a first-in, first-out basis and includes transportation and handling costs. In the case of manufactured products, cost includes material, labor and applicable manufacturing overhead. Provisions are made for obsolete, slow moving or defective items, where appropriate. As of December 31, 2009, the Company’s inventory included a fair value purchase accounting step-up of $106 relating to the inventory acquired as part of the PGP Acquisition. The statement of operations for the year ended December 31, 2010 included the costs associated with the sell through of the inventory step-up of $106.

Product samples are stated at cost and are included in prepaid expenses and other current assets.

Property, Plant and Equipment

Fixed assets are valued at acquisition cost plus any direct expenses of acquisition. Property, plant and equipment are depreciated over their estimated useful lives, principally using the straight-line method. Interest incurred as part of the cost of constructing fixed assets is capitalized and amortized over the life of the asset. No depreciation is charged on land. The Company utilizes licensed software as part of its operating environment. The costs of licensing and implementing enterprise resource planning software are capitalized up to the point of implementation and then amortized over the estimated useful life of the software in accordance with ASC Topic 350-40 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

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

•	estimates of revenues and operating profits related to the products or product candidates, including the impact of competition in the marketplace;

•	the probability of success for unapproved product candidates (IPR&D) considering their stages of development;

•	the time and resources needed to complete the development and approval of product candidates;

•

the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory approvals; and

•	risks related to the viability of and potential alternative treatments in any future target markets.

Identified intangible assets, other than indefinite-lived intangible assets, are amortized using an economic benefit model or on a straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows. The majority of the Company’s identifiable intangible assets are owned by its Puerto Rican subsidiary. The Company continually reviews and assesses the long range cash flow forecast for all its products. As a result of changing assumptions in the evaluation of the recoverability of intangible assets, some assets may be impaired and some assets which are not impaired may be subject to a change in amortization recognized in future periods to better match expected future cash flows.

Based on the Company’s review of future cash flows, the Company recorded an impairment charge of $106 in the year ended December 31, 2012, $101 of which was attributable to the impairment of the Company’s DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s (“Impax”) proposed generic version of DORYX 150 infringed U.S. Patent No. 6,958,161 covering DORYX 150 (the “’161 Patent”) and Mylan’s subsequent introduction of a generic product in early May 2012. For a discussion of the DORYX patent litigation and the Company’s other ongoing patent litigation, refer to “Note 16.”

Goodwill represents the excess of acquisition costs over the fair value of the net assets of the businesses purchased. Goodwill is not amortized and is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. This analysis is performed at the reporting unit level. The fair value of the Company’s reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill as defined in ASC Topic 350, “Intangibles—Goodwill and other,” (“ASC 350”) is compared with the carrying amount of that goodwill. An impairment loss would be recorded if the carrying value of the reporting unit’s goodwill exceeds its implied fair value. The Company has one reporting unit where goodwill resides and performed its annual impairment test in the fourth quarter of the year ended December 31, 2012, noting no impairment.

Definite-lived intangible assets are evaluated for impairment in accordance with ASC 350. An impairment loss would be recognized if the carrying value of an intangible asset was not recoverable. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted net cash inflows expected to be generated by the asset. The Company’s intangible assets consist of trademarks, patents and other intellectual property and are amortized using either an economic benefit model or on a straight-line basis over the individual asset’s estimated useful life not to exceed 15 years. The economic benefit model is based on the expected future cash flows and typically results in accelerated amortization for most of the Company’s products. As of December 31, 2012, the weighted average amortization period of intangible assets was approximately 4 years. In addition, the Company has valued a trademark with an indefinite life which is not amortized; however, the carrying value would be adjusted if it were determined that the fair value had declined. The Company performs an impairment test annually on this trademark. The Company performed its annual impairment test on this trademark in the fourth quarter of the year ended December 31, 2012, noting no impairment. The Company continuously reviews its definite-lived intangible assets’ remaining useful lives based on their estimated future cash flows.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $36, $110 and $65 in the years ended December 31, 2012, 2011 and 2010, respectively. The year ended December 31, 2012 included $11 of write-offs of deferred loan costs in connection with the amendment to the credit agreement governing the Company’s Initial Senior Secured Credit Facilities (as defined in “Note 13”) in August 2012 due to such amendment being deemed a debt modification requiring debt extinguishment treatment in accordance with ASC Topic 405-20 “Extinguishment of Liabilities.” The year ended December 31, 2011 included $77 of write-offs of deferred loan costs in connection with the repayment and termination of the Company’s Prior Senior Secured Credit Facilities (as defined in “Note 13”). In the years ended December 31, 2012 and 2011, the Company paid and capitalized $15 and $51, respectively, in connection with the incurrence of new indebtedness under its Senior Secured Credit Facilities, as further discussed in “Note 13.” Aggregate deferred loan costs, net of accumulated amortization, were $80 and $100 as of December 31, 2012 and 2011, respectively, of which $16 and $19 were included in other current assets in the consolidated balance sheets, respectively, and $64 and $81 were recorded in other non-current assets in the consolidated balance sheets, respectively.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Curtailment (gains) / losses associated with defined benefit arrangements for severed employees are recognized in accordance with ASC 715 “Compensation—Retirement Benefits.” See “Note 3” for more information.

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

Defined Benefit Plans

Since the PGP Acquisition, the Company has provided defined benefit pension plans for certain of its European employees. The Company recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability on its consolidated balance sheets. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to the discount rate and expected return on plan assets. Other assumptions used may include employee demographic factors such as compensation rate increases, retirement patterns, expected employee turnover and participant mortality rates. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain)/loss. If the total net actuarial (gain)/loss included in accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. Net periodic benefit costs are recognized in the consolidated statements of operations and can include curtailment (gains) / losses. Curtailment (gains) / losses are recognized in accordance with ASC 715 “Compensation—Retirement Benefits.”

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which is effective for fiscal years beginning after December 15, 2012. ASU 2013-02 requires that companies present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the financial statements where net income is presented or as a separate disclosure in the footnotes to the financial statements. The adoption of ASU 2013-02 will not affect the Company’s consolidated financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02 “Intangibles-Goodwill and Other” (“ASU 2012-02”), which is effective for fiscal years beginning after September 15, 2012. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 will not affect the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income” (“ASU 2011-12”), which is effective for fiscal years beginning after December 15, 2011. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Companies will be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. The adoption of ASU 2011-12 will not affect the Company’s consolidated financial position or results of operations.

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company has moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees. The Company recorded restructuring costs of $47 in the year ended December 31, 2012, which were comprised of pretax severance costs $58 and other restructuring costs of $1, offset, in part, by pension-related curtailment gains of $12. The Company recorded restructuring costs of $104 in the year ended December 31, 2011, which were comprised of pretax severance costs $101 and other restructuring costs of $3. The Company does not expect to record any material expenses relating to the Western European restructuring in future periods. The majority of the remaining severance related costs and other liabilities are expected to be settled in cash within the next twelve months.

Manati Facility

In April 2011, the Company announced a plan to repurpose its Manati, Puerto Rico manufacturing facility. This facility now serves primarily as a warehouse and distribution center. As a result of the repurposing, the Company recorded charges of $23 for the write-down of certain property, plant and equipment and severance costs of $8 in the year ended December 31, 2011. The majority of severance costs relating to the Manati repurposing were settled in cash during the year ended December 31, 2011. The expenses related to the Manati repurposing were recorded as a component of cost of sales.

Severance Liabilities

The following table summarizes the activity in the Company’s aggregate severance liabilities during the year ended December 31, 2012:

Balance, December 31, 2011	$42
Western European severance charges included in restructuring costs	58
Cash payments during the period	(71)
Foreign currency translation adjustments	(1)
Other charges included in SG&A	4

Balance, December 31, 2012	$32

4. ENABLEX Acquisition

The Company and Novartis Pharmaceuticals Corporation (“Novartis”) were parties to an agreement to co-promote ENABLEX, developed by Novartis, in the United States. The Company shared development and promotional expenses with Novartis pursuant to the agreement and those costs were included within SG&A expenses. The Company received a contractual percentage of Novartis’ sales of ENABLEX, which was recorded, on a net basis, in other revenue. For the year ended December 31, 2010, the Company recognized other revenue related to ENABLEX of $63.

On October 18, 2010, the Company acquired the U.S. rights to ENABLEX from Novartis for an upfront payment of $400 in cash at closing, plus potential future milestone payments of up to $20 in the aggregate, subject to the achievement of pre-defined 2011 and 2012 ENABLEX net sales thresholds (the “ENABLEX Acquisition”). At the time of the ENABLEX Acquisition, $420 was recorded as a component of intangible assets and is being amortized on an accelerated basis over the period of the projected cash flows for the product. Concurrent with the closing of the ENABLEX Acquisition, the Company and Novartis terminated their existing co-promotion agreement, and the Company assumed full control of sales and marketing of ENABLEX in the U.S. market. In connection with the ENABLEX Acquisition, Novartis agreed to manufacture ENABLEX for the Company until October 2013. Novartis also currently packages ENABLEX for the Company.

In the year ended December 31, 2012, the Company concluded that it was no longer probable, as defined by ASC 450, that the contingent milestone payments to Novartis would be required to be paid. As a result, the Company reversed the related liability and recorded a $20 gain, which reduced SG&A expenses in the year ended December 31, 2012.

5. LEO Transaction

On September 23, 2009, the Company entered into a definitive asset purchase agreement (the “LEO Transaction Agreement”) with LEO Pharma A/S (“LEO”) pursuant to which LEO paid the Company $1,000 in cash in order to terminate the Company’s exclusive license to distribute LEO’s DOVONEX and TACLONEX products (including all dermatology products in LEO’s development pipeline) in the United States and to acquire certain assets related to the Company’s distribution of DOVONEX and TACLONEX products in the United States (the “LEO Transaction”). The Company recognized a gain on the sale of assets of $393 as a result of the LEO Transaction. The LEO Transaction closed simultaneously with the execution of the LEO Transaction Agreement. In connection with the LEO Transaction, the Company entered into a distribution agreement with LEO pursuant to which the Company agreed to, among other things, (1) continue to distribute DOVONEX and TACLONEX on behalf of LEO, for a distribution fee, through September 23, 2010 and (2) purchase inventories of DOVONEX and TACLONEX from LEO. In addition, the Company agreed to provide certain transition services for LEO for a period of up to one year after the closing. On June 30, 2010, LEO assumed responsibility for its own distribution services, and on July 15, 2010 the parties formally terminated the distribution agreement.

During the quarter ended September 30, 2009, in connection with the distribution agreement mentioned above, the Company recorded a deferred gain of $69 relating to the sale of certain inventories in connection with the LEO Transaction. Pursuant to FASB ASC Sub Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements”, separate contracts with the same entity that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement. The LEO Transaction and distribution agreement contained (i) multiple deliverables, (ii) a delivered element with stand-alone value (intangible asset), and (iii) objective and reliable evidence of the undelivered item’s fair value. For the undelivered element, inventory, the Company retained title and the risks and rewards of ownership. The total arrangement consideration (or purchase price) of $1,000 was allocated among the units of accounting as set forth in ASC Sub Topic 605-25 “Revenue Recognition—Multiple-Element Arrangements” paragraph 30-1, and the portion of the gain in the amount of $69 on the undelivered product inventory at fair value was deferred as of September 30, 2009.

The Company subsequently sold the inventory on behalf of LEO to its trade customers in the normal course of business and recognized revenues of approximately $77, $63 and $26, and cost of sales of approximately $43, $37 and $17 during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, respectively. The amounts were recognized as net sales and cost of sales in the Company’s consolidated statement of operations when the earnings process was culminated as the goods were delivered to the Company’s trade customers.

6. Shareholders’ (Deficit) / Equity

In November 2011, the Company announced that its Board of Directors had authorized the redemption of up to an aggregate of $250 of its ordinary shares (the “Prior Redemption Program”). In the years ended December 31, 2012 and 2011, the Company recorded the redemption of 1.9 million ordinary shares (at an aggregate cost of $32) and 3.7 million ordinary shares (at an aggregate cost of $56), respectively, pursuant to the Prior Redemption Program. Following the settlement of such redemptions, the Company cancelled all shares redeemed. As a result of the redemptions recorded during the years ended December 31, 2012 and 2011, in accordance with ASC Topic 505 “Equity,” the Company recorded a decrease in ordinary shares at par value of $0.01 per share, and an increase/decrease in an amount equal to the aggregate purchase price above par value in accumulated deficit/retained earnings of approximately $32 and $56 in the years ended December 31, 2012 and 2011, respectively. The Prior Redemption Program allowed the Company to redeem up to an aggregate of $250 of its ordinary shares and was to terminate on the earlier of December 31, 2012 or the redemption by the Company of an aggregate of $250 of its ordinary shares. On August 7, 2012, the Company announced that its Board of Directors had authorized the renewal of the Prior Redemption Program. The renewed program (the “Current Redemption Program”) replaced the Prior Redemption Program and allows the Company to redeem up to an aggregate of $250 of its ordinary shares in addition to those redeemed under the Prior Redemption Program.

The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption by the Company of an aggregate of $250 of its ordinary shares. The Company did not redeem any ordinary shares under the Current Redemption Program in the year ended December 31, 2012, and consequently $250 remained available for redemption thereunder as of December 31, 2012. The Current Redemption Program does not obligate the Company to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 authorization and may be suspended at any time or from time to time.

On September 8, 2010, the Company paid a special cash dividend of $8.50 per share, or $2,144 in the aggregate (the “2010 Special Dividend”). At the time of the 2010 Special Dividend, the Company’s retained earnings were in a deficit position and consequently, the 2010 Special Dividend reduced the additional paid-in-capital of the Company from $2,087 to zero and increased the Company’s accumulated deficit by $57.

On September 10, 2012, the Company paid a special cash dividend of $4.00 per share, or $1,002 in the aggregate (the “2012 Special Dividend”). The 2012 Special Dividend reduced the additional paid-in-capital of the Company from $63 to zero as of August 31, 2012 and increased the Company’s accumulated deficit by $939.

On December 14, 2012, the Company paid its first semi-annual cash dividend under its new dividend policy (“the Dividend Policy”) in the amount of $0.25 per share, or $62 in the aggregate. The semi-annual dividend reduced the additional paid-in-capital of the Company from $5 to zero as of November 30, 2012 and increased the Company’s accumulated deficit by $57.

7. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants and unvested restricted share grants and their equivalent for the respective periods. The following sets forth the basic and diluted calculations of EPS for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income available to ordinary shareholders	$403	$171	$171

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	248,259,003	252,046,608	251,301,895
Dilutive effect of grants of stock options and unvested restricted shares and their equivalent	2,202,577	2,266,690	2,549,304

Diluted number of ordinary and potential ordinary shares outstanding	250,461,580	254,313,298	253,851,199

Earnings per ordinary share:
Basic	$1.62	$0.68	$0.68

Diluted	$1.61	$0.67	$0.67

Dividend per ordinary share	$4.25	$—	$8.50

The Prior Redemption Program decreased each of the weighted average basic shares outstanding and the weighted average diluted shares outstanding by 1.8 million shares during the year ended December 31, 2012. The remaining 0.1 million shares redeemed in the year ended December 31, 2012 were not included in the calculation of basic or diluted EPS as their impact was anti-dilutive under the treasury stock method.

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method including the implied non-qualified options to purchase ordinary shares, restricted ordinary shares and their equivalent to be repurchased as defined by ASC 260:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Stock options to purchase ordinary shares	4,404,847	5,063,511	5,511,691

Unvested restricted shares and equivalent	2,093,846	1,295,966	629,412

8. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to a collaboration agreement pursuant to which the parties co-develop and market ACTONEL on a global basis, excluding Japan (the “Collaboration Agreement”). ATELVIA, the Company’s risedronate sodium delayed-release product launched in January 2011 and currently sold in the United States and Canada, is also marketed pursuant to the Collaboration Agreement. As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of the Company’s transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, the Company and/or Sanofi reduced or discontinued marketing and promotional efforts in certain territories covered by the Collaboration Agreement. Under the Collaboration Agreement, the Company’s and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where the Company has full control over all product development decisions following the April 2010 amendment discussed below. Under the Collaboration Agreement, the ongoing global R&D costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by the Company. In certain geographic markets, the Company and Sanofi share selling and A&P costs, as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers and invoices sales, the Company recognizes all revenues from sales of the product along with the related product costs. In these markets, all selling and A&P expenses incurred by the Company and all contractual payments to Sanofi are recognized in SG&A expenses. In geographic markets where Sanofi is deemed to be the principal in transactions with customers and invoices sales, the Company’s share of selling and A&P expenses is recognized in SG&A expenses, and the Company recognizes its share of income attributable to the contractual payments made by Sanofi to the Company in these territories, on a net basis, as a component of “other revenue.”

In April 2010, the Company and Sanofi entered into an amendment to the Collaboration Agreement. Pursuant to the terms of the amendment, the Company took full operational control over the promotion, marketing and R&D decisions for ACTONEL and ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these territories. In return, it was agreed that for the remainder of the term of the Collaboration Agreement Sanofi would receive, as part of the global collaboration agreement between the parties, payments from the Company which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed percentage of either United States and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory.

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

For the years ended December 31, 2012, 2011 and 2010, the Company recognized net sales, other revenue and co-promotion expenses as follows:

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Net sales
ACTONEL	$463	$694	$934
ATELVIA	72	33	5
Other revenue
ACTONEL	56	77	93
Co-promotion expense
ACTONEL / ATELVIA	227	231	302

9. Inventories

Inventories consisted of the following:

	As of December 31, 2012	As of December 31, 2011
Finished goods	$57	$61
Work-in-progress / Bulk	26	35
Raw materials	30	23

Total	$113	$119

Total inventories are net of $22 and $15 related to inventory obsolescence reserves as of December 31, 2012 and December 31, 2011, respectively.

Product samples are stated at cost ($8 and $12 as of December 31, 2012 and December 31, 2011, respectively) and are included in prepaid expenses and other current assets.

10. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

	Land and buildings	Plant and machinery	Computer equipment and software	Furniture and fixtures	Aircraft	Automobiles	Construction in-progress	Total
Cost
As of December 31, 2011	$131	80	73	9	22	3	23	$341
Additions, including non-cash	5	13	13	4	31	—	(6)	60
Disposals / transfers	(3)	(5)	(2)	(1)	—	(1)	—	(12)
Transfer to assets held for sale	—	—	—	—	(22)	—	—	(22)
Currency translation	1	1	—	—	—	—	—	2

As of December 31, 2012	$134	89	84	12	31	2	17	$369

Accumulated Depreciation
As of December 31, 2011	$34	38	46	4	3	1	—	$126
Additions	9	10	18	2	2	1	—	42
Disposals / transfers	(2)	(5)	(2)	(1)	—	(1)	—	(11)
Transfer to assets held for sale	—	—	—	—	(5)	—	—	(5)
Currency translation	1	—	—	—	—	—	—	1

As of December 31, 2012	$42	43	62	5	—	1	—	$153

Net Book Value as of December 31, 2012	$92	46	22	7	31	1	17	$216

Depreciation expense was $42, $39 and $35 in the years ended December 31, 2012, 2011 and 2010, respectively. Also included in the year ended December 31, 2011 was $23 relating to the write-down of property, plant and equipment relating to the repurposing of the Company’s Manati facility.

11. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization, or a straight-line basis over their useful lives not to exceed 15 years. The Company’s intangible assets as of December 31, 2012 consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL / DELZICOL product family	$1,849	$742	$1,107
ENABLEX	506	252	254
ATELVIA	241	31	210
ACTONEL	525	413	112
ESTRACE Cream	411	343	68
Other products	1,485	1,449	36

Total definite-lived intangible assets	5,017	3,230	1,787

Indefinite-lived intangible assets
Trademark	30	—	30

Total intangible assets, net	$5,047	$3,230	$1,817

Aggregate amortization expense related to intangible assets was $498, $596 and $653 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. The Company may incur material impairment charges or accelerate the amortization of certain intangible assets based on triggering events that reduce expected future cash flows, including those events relating to the launch of a generic equivalent of the Company’s product prior to the expiration of the related patent. Based on the Company’s review of future cash flows, the Company recorded an impairment charge in the year ended December 31, 2012 of $106, $101 of which was attributable to the impairment of the Company’s DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the ’161 Patent and Mylan’s subsequent introduction of a generic product in early May 2012. For a discussion of the DORYX patent litigation and the Company’s other ongoing patent litigation, refer to “Note 16.”

Estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for each of the next five years is as follows:

Amortization
2013	$439
2014	369
2015	291
2016	186
2017	157
Thereafter	345

$1,787

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31, 2012	As of December 31, 2011
Product rebate accruals (commercial and government)	$269	$364
Sales return reserves	118	131
ACTONEL co-promotion liability	49	97
Customer loyalty and coupon programs	47	47
Payroll, commissions, and employee costs	35	41
Severance accruals(1)	31	32
Interest payable	29	29
Professional fees	17	17
Withholding taxes	12	13
Obligations under product licensing and distribution agreements	10	9
Liabilities related to dividends declared	7	1
R&D expense accruals	4	9
Advertising and promotion	4	1
Deferred income	3	3
Other	33	25

Total	$668	$819

(1)	Severance liabilities included as a component of other non-current liabilities as of December 31, 2012 and 2011 totaled $1 and $10, respectively.

13. Indebtedness

Senior Secured Credit Facilities

On March 17, 2011, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower,” and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to refinance the Company’s Prior Senior Secured Credit Facilities (as defined below). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “Initial Senior Secured Credit Facilities”) in an aggregate amount of $3,250 comprised of (i) $3,000 in aggregate term loan facilities and (ii) a $250 revolving credit facility available to all Borrowers (the “Revolving Credit Facility”). The term loan facilities were initially comprised of (i) a $1,250 Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 Term B Loan Facility consisting of an $800 Term B-1 Loan, a $400 Term B-2 Loan and a $550 Term B-3 Loan (together, the “Initial Term B Loans”). The proceeds of these term loans, together with approximately $279 of cash on hand, were used to make an optional prepayment of $250 in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest. In January 2013, the Company made an optional prepayment of $150 of its term loan indebtedness under the Senior Secured Credit Facilities.

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

The loans and other obligations under the Senior Secured Credit Facilities (including in respect of hedging agreements and cash management obligations) are (i) guaranteed by Holdings III and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Borrowers and each guarantor (subject to certain exceptions and limitations). In addition, the Senior Secured Credit Facilities contain (i) customary provisions related to mandatory prepayment of the loans thereunder with (a) 50% of excess cash flow, as defined, subject to a leverage-based step-down and (b) the proceeds of asset sales or casualty events (subject to certain limitations, exceptions and reinvestment rights) and the incurrence of certain additional indebtedness and (ii) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements and, in each case, subject to certain exceptions. The excess cash flow mandatory prepayment provisions under the Senior Secured Credit Facilities commence with the year ending December 31, 2013 and, among other things, provide for the reduction, on a dollar-for-dollar basis, of the amount of any excess cash flow-based mandatory prepayment for a particular year by the amount of the Company’s optional prepayments of the Senior Secured Credit Facilities in such year. For the years ended December 31, 2012 and 2011, the Company was not obligated to make any excess cash flow-based mandatory prepayments under the Senior Secured Credit Facilities.

As of December 31, 2012, Holdings III was in compliance with all covenants under the Senior Secured Credit Facilities. During the year ended December 31, 2012, the Company made optional prepayments in an aggregate amount of $350 of term loans under its Senior Secured Credit Facilities. As of December 31, 2012, there were letters of credit totaling $2 outstanding. As a result, the Company had $248 available under the Revolving Credit Facility as of December 31, 2012.

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

The fair value as of December 31, 2012 and 2011 of the Company’s debt outstanding under its Senior Secured Credit Facilities, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,744 ($2,718 book value) and $2,601 ($2,605 book value), respectively.

Prior Senior Secured Credit Facilities (Refinanced in full in March 2011)

On October 30, 2009, in connection with the PGP Acquisition, Holdings III, the Luxco Borrower, WCC and WCCL entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and lender, and the other lenders and parties thereto pursuant to which the lenders provided senior secured credit facilities in an aggregate amount of $3,200 (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities initially consisted of $2,600 of term loans, a $250 revolving credit facility and a $350 delayed-draw term loan facility. On December 16, 2009, the Borrowers entered into an amendment pursuant to which the lenders agreed to provide additional term loans of $350, and the delayed-draw term loan facility was terminated. The additional term loans were used to finance, together with cash on hand, the repurchase or redemption (as described below) of any and all of the Company’s then-outstanding 8.75% senior subordinated notes due 2015. On August 20, 2010, Holdings III and the Borrowers entered into a subsequent amendment pursuant to which the lenders provided additional term loans in an aggregate principal amount of $1,500 which, together with the proceeds from the issuance of $750 aggregate principal amount of the Company’s 7.75% Notes (defined below), were used to fund the 2010 Special Dividend, and to pay related fees and expenses. In the first quarter of 2011, the Company made optional prepayments of $450 of its term loan indebtedness under its Prior Senior Secured Credit Facilities, of which $250 was funded in connection with the Company’s entry into the Initial Senior Secured Credit Facilities as described above.

7.75% Notes

On August 20, 2010, the Company and certain of the Company’s subsidiaries entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, in connection with the issuance by WCCL and Warner Chilcott Finance LLC (together, the “Issuers”) of $750 aggregate principal amount of 7.75% senior notes due 2018 (the “7.75% Notes”). The 7.75% Notes are unsecured senior obligations of the Issuers, guaranteed on a senior basis by the Company and its subsidiaries that guarantee obligations under the Senior Secured Credit Facilities, subject to certain exceptions. The 7.75% Notes will mature on September 15, 2018. Interest on the 7.75% Notes is payable on March 15 and September 15 of each year, and the first payment was made on March 15, 2011.

On September 29, 2010, the Issuers issued an additional $500 aggregate principal amount of 7.75% Notes at a premium of $10. The proceeds from the issuance of the additional 7.75% Notes were used by the Company to fund its $400 upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The additional 7.75% Notes constitute a part of the same series, and have the same guarantors, as the 7.75% Notes that the Issuers issued in August 2010. The $10 premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

The Indenture contains restrictive covenants that limit, among other things, the ability of each of Holdings III, and certain of Holdings III’s subsidiaries, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase subordinated debt and common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Indenture also contains customary events of default which would permit the holders of the 7.75% Notes to declare those 7.75% Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the 7.75% Notes or other material indebtedness, the failure to comply with covenants, and specified events of bankruptcy and insolvency. As of December 31, 2012, Holdings III was in compliance in with all covenants under the Indenture.

The fair value of the Company’s outstanding 7.75% Notes ($1,250 book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,325 and $1,278 as of December 31, 2012 and 2011, respectively.

8.75% Notes (Redeemed in full in February 2010)

On January 18, 2005, WCC issued $600 aggregate principal amount of 8.75% senior subordinated notes due 2015 (the “8.75% Notes”). The 8.75% Notes were guaranteed on a senior subordinated basis by the Company and certain of the Company’s subsidiaries. Interest payments on the 8.75% Notes were due semi-annually in arrears on each February 1 and August 1.

On December 15, 2009, WCC commenced a cash tender offer pursuant to an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any and all of its $380 aggregate principal amount of 8.75% Notes then outstanding. Pursuant to the Offer to Purchase, WCC purchased (i) $291 aggregate principal amount of the 8.75% Notes in December 2009 for a total price of $304 (104.75% of the principal amount), plus accrued and unpaid interest and (ii) approximately $2 aggregate principal amount of the 8.75% Notes in January 2010. On February 1, 2010, WCC redeemed all of the remaining outstanding 8.75% Notes in accordance with the indenture governing the 8.75% Notes at a premium of $4.

Components of Indebtedness

As of December 31, 2012 and 2011, the Company’s outstanding debt included the following:

	Current Portion as of December 31, 2012	Long-Term Portion as of December 31, 2012	Total Outstanding as of December 31, 2012
Revolving Credit Facility under the Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	178	2,540	2,718
7.75% Notes (including $7 unamortized premium)	1	1,256	1,257

Total	$179	$3,796	$3,975

	Current Portion as of December 31, 2011	Long-Term Portion as of December 31, 2011	Total Outstanding as of December 31, 2011
Revolving Credit Facility under the Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	184	2,421	2,605
7.75% Notes (including $8 unamortized premium)	1	1,257	1,258

Total	$185	$3,678	$3,863

As of December 31, 2012, scheduled mandatory principal repayments of long-term debt in each of the five years ending December 31, 2013 through 2017 and thereafter were as follows:

Year Ending December 31,	Aggregate Maturities
2013	$178
2014	201
2015	246
2016	91
2017	83
Thereafter	3,169

Total long-term debt to be settled in cash	$3,968
7.75% Notes unamortized premium	7

Total long-term debt	$3,975

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

Total stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $24, $22 and $21 (related tax benefits were $6, $6 and $6, respectively), respectively. Unrecognized future stock-based compensation expense was $27 as of December 31, 2012. This amount will be recognized as an expense over a remaining weighted average period of 1.2 years. On August 21, 2009, the Company registered 17,284,730 of its ordinary shares for issuance under the Warner Chilcott Equity Incentive Plan (the “Plan”), plus an indeterminate number of additional shares to prevent dilution resulting from stock splits, stock dividends or similar transactions. As a result of the payment by the Company of the 2010 Special Dividend and the 2012 Special Dividend, the Compensation Committee of the Company’s Board of Directors approved adjustments, pursuant to the terms of the Plan, to the number of shares available for issuance. The adjustments increased the number of shares available for issuance under the Plan by 3,057,392 and 2,265,580 shares, respectively, effective March 2011 and August 2012, and these shares are deemed to be registered pursuant to the registration statement filed by the Company on August 21, 2009.

The Company has granted equity-based incentives to its employees comprised of restricted ordinary shares, and their equivalent, and non-qualified options to purchase ordinary shares. All restricted ordinary shares, and their equivalent (whether time-based vesting or performance-based vesting), are granted and expensed, using the closing market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of non-qualified options is determined on the applicable grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period.

In establishing the value of the options on each grant date, the Company uses its actual historical volatility for its ordinary shares to estimate the expected volatility at each grant date. Beginning in September 2012, the dividend yield is calculated on the day of grant using the annual expected dividend under the Dividend Policy of $0.50 per share divided by the closing stock price on that given day. The options have a term of ten years. The Company assumes that the options will be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	2012 Grants	2011 Grants	2010 Grants
Dividend yield	0 – 4.15%	None	None
Expected volatility	38.00 – 40.00%	35.00 – 38.00%	35.00%
Risk-free interest rate	1.76 – 1.87%	1.87 – 3.57%	2.52 – 3.83%
Expected term (years)	6.00	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted was 6 years as of December 31, 2012.

The following is a summary of equity award activity for unvested restricted ordinary shares, and their equivalent, in the period from December 31, 2011 through December 31, 2012:

	Restricted Share Grants (and their equivalent)
(in thousands except per share amounts)	Shares	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares, and their equivalent, at December 31, 2011	1,489	$23.05
Granted shares	1,861	16.75
Vested shares	(474)	21.72
Forfeited shares	(359)	20.31

Unvested restricted ordinary shares, and their equivalent, at December 31, 2012	2,517	$19.03

As a result of the 2012 Special Dividend, the exercise prices of the Company’s outstanding non-qualified options to purchase ordinary shares issued under the Plan were adjusted by the Compensation Committee of the Company’s Board of Directors pursuant to the Plan to reflect the impact of the recapitalization. As a result, the Company lowered the exercise price of each option outstanding on August 31, 2012 by $3.52. This adjustment did not result in any material additional stock-based compensation expense in the year ended December 31, 2012 as the fair value of the outstanding options immediately following the payment of the 2012 Special Dividend was lower than the fair value immediately prior for most of the grants outstanding.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2011 through December 31, 2012:

	Options to Purchase Ordinary Shares
(in thousands except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2011	6,846	$5.57	$13.13
Re-pricing impact	—	—	(3.42)

Adjusted Balance at December 31, 2011	6,846	5.57	9.71
Granted options	1,072	6.11	12.85
Exercised options	(988)	4.63	5.52
Forfeited options	(1,125)	3.19	12.29

Balance at December 31, 2012	5,805	$6.29	$10.50

Vested and exercisable at December 31, 2012	3,424	$5.38	$8.84

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of December 31, 2012 was as follows:

(in thousands except per option and per share amounts)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at December 31, 2012	3,139	$5.89	$12.04	$19,305
Vested and exercisable at December 31, 2012	2,655	$6.45	$12.04	$14,841

15. Commitments and Contingencies

Purchase Commitments

The Company had a contingent purchase obligation in connection with a product acquired in 2003 (FEMHRT) which expired in the first quarter of 2010. Payments related to this product totaled $3 in the year ended December 31, 2010. The Company also has outstanding non-cancelable purchase commitments for inventories with multiple suppliers totaling $63 and commitments of $9 relating to certain capital expenditures, which are payable within one year. The Company also had commitments under its promotional arrangements based upon future results of operations, including fixed obligations under the Collaboration Agreement relating to the United States and Puerto Rico of $300.

Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4 and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1 milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses in the year ended December 31, 2010. In June 2012, the Company made a $2 milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses in the year ended December 31, 2012. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $21. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, the Company signed an agreement (the “Dong-A Agreement”) with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2 in connection with signing the Dong-A Agreement. In March 2009, the Company paid $9 to Dong-A upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. The Company agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product to be marketed in the United States, and the Company may make additional payments to Dong-A of up to $13 upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

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

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, the Company made an up-front payment to Dong-A of $20 in April 2010, which was included in R&D expenses in the year ended December 31, 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of up to $25 upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the United States and Canada, if any.

The Company and Sanofi are parties to the Collaboration Agreement pursuant to which they co-develop and market ACTONEL on a global basis, excluding Japan. ATELVIA, the Company’s risedronate sodium delayed-release product launched in January 2011 and currently sold in the United States and Canada, is also marketed pursuant to the Collaboration Agreement. See “Note 8” for additional information related to the Collaboration Agreement.

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

The Company takes these matters seriously and submitted a written response to the FDA in April 2012. Following its receipt of the Form 483 observation letter, the Company immediately initiated efforts to address the issues identified by the FDA and has been working diligently to resolve the FDA’s concerns. Until the cited issues are resolved, the FDA will likely withhold approval of requests for, among other things, pending drug applications listing the Fajardo facility. At this time, the Company does not expect that the warning letter will have a material adverse effect on the Company’s existing business, financial condition, results of operations or cash flows. However, the Company can give no assurances that the FDA will be satisfied with its response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

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

The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. The Company maintains insurance with respect to potential litigation in the normal course of its business based on its consultation with its insurance consultants and outside legal counsel, and in light of current market conditions, including cost and availability. The Company is responsible for any losses from such litigation that are not covered under its litigation insurance.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 552 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers Squibb Company (“Bristol-Myers”) pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. The Company has forwarded an agreed upon dismissal notice in the one remaining case involving medroxyprogesterone acetate, a generic HT product formerly sold by the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 246 cases and a potential defendant with respect to approximately 354 unfiled claims involving a total of approximately 608 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur. All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 354 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi, which co-promotes ACTONEL with the Company on a global basis pursuant to the Collaboration Agreement, is a defendant in many of the Company’s ACTONEL product liability cases. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. The Company cannot at this time predict the outcome of these lawsuits and claims or their financial impact. Under the Collaboration Agreement, Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the United States and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include approximately 90 claims relating to ONJ and other alleged injuries that were pending as of March 31, 2010 and not subsequently dismissed. Pursuant to the April 2010 amendment to the Collaboration Agreement, the Company will be fully responsible for any product liability claims in the United States and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. The Company may be liable for product liability, warranty or similar claims in relation to PGP products, including ONJ-related claims that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company, subject to certain limits, for 50% of the Company’s losses from any such claims, including approximately 88 claims relating to ONJ and other alleged injuries, pending as of October 30, 2009 and not subsequently dismissed.

The Company currently maintains product liability insurance coverage for claims aggregating between $30 and $170, subject to certain terms, conditions and exclusions, and is otherwise responsible for any losses from such claims. The terms of the Company’s current and prior insurance programs vary from year to year and the Company’s insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling. It is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to the likelihood of an unfavorable outcome in any of these matters. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

Gastroenterology Patent Matters

ASACOL HD

In September 2011, the Company received a Paragraph IV certification notice letter from Zydus Pharmaceuticals USA, Inc. (together with its affiliates, “Zydus”) indicating that Zydus had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) seeking approval to manufacture and sell a generic version of the Company’s ASACOL 800 mg product (“ASACOL HD”). Zydus contends that the Company’s U.S. Patent No. 6,893,662, expiring in November 2021 (the “‘662 Patent”), is invalid and/or not infringed. In addition, Zydus indicated that it had submitted a Paragraph III certification with respect to Medeva Pharma Suisse AG’s (“Medeva”) U.S. Patent No. 5,541,170 (the “‘170 Patent”) and U.S. Patent No. 5,541,171 (the “‘171 Patent”), formulation and method patents which the Company exclusively licenses from Medeva covering the Company’s ASACOL products, consenting to the delay of FDA approval of the ANDA product until the ‘170 Patent and the ‘171 Patent expire in July 2013. In November 2011, the Company filed a lawsuit against Zydus in the U.S. District Court for the District of Delaware charging Zydus with infringement of the ‘662 Patent. The lawsuit results in a stay of FDA approval of Zydus’ ANDA for 30 months from the date of the Company’s receipt of the Zydus notice letter, subject to prior resolution of the matter before the court. While the Company intends to vigorously defend the ‘662 Patent and pursue its legal rights, the Company can offer no assurance as to when the pending litigation will be decided, whether the lawsuit will be successful or that a generic equivalent of ASACOL HD will not be approved and enter the market prior to the expiration of the ‘662 Patent in 2021.

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

In October, November and December 2010 and February 2011, the Company and Roche received Paragraph IV certification notice letters from Sun, Apotex, Teva and Mylan, respectively, indicating that each such company had amended its existing ANDA covering generic versions of ACTONEL OaM to include a Paragraph IV certification with respect to Roche’s U.S. Patent No. 7,718,634 (the “‘634 Patent”). The notice letters contended that the ‘634 Patent, a method patent expiring in November 2023 (including a 6-month pediatric extension of regulatory exclusivity) which Roche licensed to the Company with respect to ACTONEL OaM, was invalid, unenforceable or not infringed. The Company and Roche filed patent infringement suits against Sun and Apotex in December 2010, against Teva in January 2011 and against Mylan in March 2011 in the U.S. District Court for the District of Delaware charging each with infringement of the ‘634 Patent. The Company believes that no additional 30-month stay is available in these matters because the ‘634 Patent was listed in the FDA’s Orange Book subsequent to the date on which Sun, Apotex, Teva and Mylan filed their respective ANDAs with respect to ACTONEL OaM. However, the underlying ‘122 Patent, which covers all of the Company’s ACTONEL products, including ACTONEL OaM, does not expire until June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

The Company and Roche’s actions against Teva, Apotex, Sun and Mylan for infringement of the ‘938 Patent and the ‘634 Patent arising from each such party’s proposed generic version of ACTONEL OaM were consolidated for all pretrial purposes, and a consolidated trial for those suits was previously expected to be held in July 2012. Following an adverse ruling in Roche’s separate ongoing patent infringement suit before the U.S. District Court for the District of New Jersey relating to its Boniva ® product, in which the court held that claims of the ‘634 Patent covering a monthly dosing regimen using ibandronate were invalid as obvious, Teva, Apotex, Sun and Mylan filed a motion for summary judgment in the Company’s ACTONEL OaM patent infringement litigation. In the motion, the defendants have sought to invalidate the asserted claims of the ‘938 Patent and ‘634 Patent, which cover a monthly dosing regimen using risedronate, on similar grounds. The previously scheduled trial has been postponed pending resolution of the new summary judgment motion. A hearing on Teva, Apotex, Sun and Mylan’s motions for summary judgment of invalidity and a separate motion by the Company and Roche for summary judgment of infringement took place on December 14, 2012.

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

ATELVIA

In August and October 2011 and March 2012, the Company received Paragraph IV certification notice letters from Watson Laboratories, Inc.—Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries, “Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of ATELVIA 35 mg tablets (“ATELVIA”). The notice letters contend that the Company’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. The Company filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and the Company amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of the Company’s receipt of such defendant’s original notice letter, subject to prior resolution of the matter before the court. The Company does not believe that the amendment of its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent will result in any additional 30-month stay. In addition, none of the ANDA filers certified against the ‘122 Patent, which covers all of the Company’s ACTONEL and ATELVIA products and expires in June 2014 (including a 6-month pediatric extension of regulatory exclusivity).

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

Hormonal Contraceptive Patent Matters

LOESTRIN 24 FE

In April 2011, the Company received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care Ltd. (“Famy Care”), indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contends that the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”), which covers LOESTRIN 24 FE and expires in 2014, is invalid, unenforceable or not infringed. In June 2011, the Company filed a lawsuit against Famy Care and Mylan in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent. The lawsuit results in a stay of FDA approval of Famy Care’s ANDA for 30 months from the date of the Company’s receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. In January 2009, the Company entered into a settlement and license agreement with Actavis to resolve patent litigation related to the ‘394 Patent. Under the agreement, Actavis agreed, among other things, not to commence marketing its generic equivalent product until the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which the Company has granted rights to a third party to market a generic version of LOESTRIN 24 FE in the United States or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the United States without authorization from the Company. In addition, under current law, unless Actavis forfeits its “first filer” status, the FDA may not approve later-filed ANDAs until 180 days following the date on which Actavis enters the market. However, the Company believes Actavis may have forfeited its “first filer” status as a result of its failure to obtain approval by the FDA of its ANDA within the requisite period. In October 2010, the Company also entered into a settlement and license agreement with Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”), to resolve patent litigation related to the ‘394 Patent. Under that agreement, Lupin and its affiliates agreed, among other things, not to market or sell a generic equivalent product until the earlier of July 22, 2014 (the date on which the ‘394 Patent expires) or the date of an “at-risk” entry into the U.S. market by a third party generic version of LOESTRIN 24 FE. While the Company intends to vigorously defend the ‘394 Patent and pursue its legal rights, it can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014.

LO LOESTRIN FE

In July 2011 and April 2012, the Company received Paragraph IV certification notice letters from Lupin and Actavis indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LO LOESTRIN FE. The notice letters contend that the ‘394 Patent and the Company’s U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover LO LOESTRIN FE and expire in 2014 and 2029, respectively, are invalid and/or not infringed. The Company filed a lawsuit against Lupin in September 2011 and against Actavis in May 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent and the ‘984 Patent. The Company has granted Lupin and Actavis covenants not to sue on the ‘394 Patent with regard to their ANDAs seeking approval for a generic version of LO LOESTRIN FE, and the court dismissed all claims concerning the ‘394 Patent in the Lupin and the Actavis litigations in December 2012 and February 2013, respectively. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of the Company’s receipt of such defendant’s notice letter, subject to the prior resolution of the matter before the court.

While the Company intends to vigorously defend the ‘984 Patent and pursue its legal rights, it can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of LO LOESTRIN FE will not be approved and enter the market prior to the expiration of the ‘984 Patent in 2029.

Dermatology Patent and Other Litigation Matters

DORYX Patent Litigation

In March 2009, the Company and Mayne Pharma International Pty. Ltd. (“Mayne”) received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150. The notice letters contended that Mayne’s ‘161 Patent expiring in 2022 was not infringed. In March and May 2009, the Company and Mayne, which licenses the ‘161 Patent to the Company, filed lawsuits against Impax and Mylan, respectively, in the U.S. District Court for the District of New Jersey, charging each with infringement of the ‘161 Patent. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to DORYX 150 expired in September 2011. In advance of that stay’s expiration, the Company and Mayne filed a motion in the District Court for a preliminary injunction (“PI”) to prevent an “at-risk” launch by Mylan of its generic version of DORYX 150. On September 22, 2011, the District Court entered a PI against Mylan and, in connection therewith, required the Company and Mayne to post a bond in the amount of $36 (the “Bond”) in respect of damages, if any, that might result to Mylan should the PI later be determined to have been improvidently granted. The Company and Mayne posted the Bond and Mylan appealed the District Court’s grant of the PI to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit vacated the PI on December 12, 2011 due to the District Court’s failure to hold an evidentiary hearing, and suggested that the District Court consolidate such an evidentiary hearing with the trial and consider entry of a temporary restraining order (“TRO”) prohibiting Mylan from launching a generic version of DORYX 150 until the District Court rendered its decision on the merits.

In September 2011, the Company received FDA approval for a dual-scored DORYX 150 product, which today accounts for all but a de minimis amount of the Company’s DORYX net sales, and filed a citizen petition requesting that the FDA refrain from granting final approval to any DORYX 150 ANDA unless the ANDA filer’s product also adopts a dual-scored configuration and has the same labeling as the Company’s dual-scored DORYX 150 product. On February 8, 2012, the FDA denied the Company’s citizen petition and granted final approval to Mylan for its generic version of DORYX 150. As of February 15, 2013, Impax has not yet received final approval of its ANDA from the FDA with respect to DORYX 150 and has forfeited its “first filer” status.

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

As a consequence of the District Court’s April 30th ruling, Mylan entered the market with its FDA approved generic equivalent of DORYX 150 in early May 2012. Under settlement agreements previously entered into with Heritage Pharmaceuticals Inc. (“Heritage”) and Sandoz Inc. (“Sandoz”) in connection with their respective ANDA challenges, each of Heritage and Sandoz can market and sell a generic equivalent of DORYX 150 upon receipt of final FDA approval for its generic product.

The loss of exclusivity for DORYX 150 resulted in a significant decline in the Company’s DORYX 150 revenues in the year ended December 31, 2012. In addition, the Company recorded an impairment charge of $101 in the year ended December 31, 2012 related to its DORYX intangible asset. On November 9, 2012, Mylan made an application to the District Court seeking to recover damages under the Bond, alleging it was damaged from the District Court’s entry of injunctions prior to the District Court’s decision on the merits. The Company recorded a charge in the year ended December 31, 2012 in accordance with ASC 450, “Contingencies” in the amount of $6 in connection with the Federal Circuit’s judgment and Mylan’s application for damages. This charge represents the Company’s current estimate of the aggregate amount that is probable to be paid in connection with Mylan’s damages claim.

Although the Company intends to vigorously defend itself from Mylan’s damages claim, it is impossible to predict with certainty the outcome concerning Mylan’s application. The Company can offer no assurance that amounts actually paid will not be more than the amount recorded by the Company, or that an unfavorable outcome will not have an adverse and material impact on the Company’s results of operations and cash flows.

Other DORYX Litigation

In July 2012, Mylan filed a complaint against the Company and Mayne in the U.S. District Court for the Eastern District of Pennsylvania alleging that the Company and Mayne prevented or delayed Mylan’s generic competition to the Company’s DORYX products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees.

Following the filing of Mylan’s complaint, three putative class actions were filed against the Company and Mayne by purported direct purchasers, and one putative class action was filed against the Company and Mayne by purported indirect purchasers, each in the same court. In each case the plaintiffs allege that they paid higher prices for the Company’s DORYX products as a result of the Company’s and Mayne’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. The court consolidated the purported class actions and the action filed by Mylan and ordered that all the pending cases proceed on the same schedule. On October 1, 2012, the Company and Mayne moved to dismiss in their entirety the claims of Mylan and the direct purchasers. The Company and Mayne moved to dismiss the indirect purchaser plaintiff’s claims on October 31, 2012. Discovery is ongoing while the parties await the court’s decisions on the pending motions to dismiss. On November 21, 2012, the Federal Trade Commission filed with the court an amicus curiae brief supporting the plaintiffs’ theory of relief. On February 5, 2013, four members of the putative direct purchaser antitrust class filed in the same court a civil antitrust complaint in their individual capacities against the Company and Mayne regarding DORYX. The complaint recites similar facts and asserts similar legal claims and relief to those asserted in the related cases described above.

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

Bayer Patent Litigation

In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against the Company in the U.S. District Court for the District of Delaware alleging that the Company’s manufacture, use, offer for sale, and/or sale of its LO LOESTRIN FE oral contraceptive product infringes Bayer’s U.S. Patent

No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a claim seeking to invalidate the Company’s ‘984 Patent, which covers the LO LOESTRIN FE product.

On February 19, 2013, Bayer filed a complaint against the Company in the U.S. District Court for the District of Nevada alleging that the Company’s LOESTRIN 24 FE oral contraceptive product infringes Bayer’s U.S. Patent No. RE43,916. In the complaint, Bayer seeks unspecified monetary damages for the alleged infringement.

Although it is impossible to predict with certainty the outcome of any litigation, the Company believes that it has a number of strong defenses to the allegations in the complaints and intends to vigorously defend the litigations. These cases are in the early stages of litigation, and an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

False Claims Act Litigation

In December 2009, the Company was served with a civil complaint brought by an individual plaintiff in the U.S. District Court for the District of Massachusetts, purportedly on behalf of the United States, alleging that the Company and over 20 other pharmaceutical manufacturers violated the False Claims Act (“FCA”), 31 U.S.C. § 3729(a)(1)(A), (B), by submitting false records or statements to the federal government, thereby causing Medicaid to pay for unapproved or ineffective drugs. The plaintiff’s original complaint was filed under seal in 2002, but was not served on the Company until 2009. The complaint alleges that the Company submitted to the Centers for Medicare and Medicaid Services (“CMS”) false information regarding the safety and effectiveness of certain nitroglycerin transdermal products. The plaintiff alleges that CMS included these products in its list of reimbursable prescription drugs and that, as a consequence, federal Medicaid allegedly reimbursed state Medicaid programs for a portion of the cost of such products. The plaintiff asserts that from 1996 until 2003 the federal Medicaid program paid approximately $10 to reimburse the states for such nitroglycerin transdermal products. The complaint seeks, among other things, treble damages; a civil penalty of up to ten thousand dollars for each alleged false claim; and costs, expenses and attorneys’ fees.

The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and has, along with its co-defendants, filed a joint motion to dismiss the action, which was heard on November 8, 2012. A decision on the motion is expected in 2013. In addition, the United States has declined to intervene in this action with respect to the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

Governmental Investigations

Beginning in February 2012, the Company, along with several current and former non-executive employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by the Company seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to all of the Company’s current key products. The Company is cooperating in responding to the subpoena but cannot predict or determine the impact of this inquiry on its future financial condition or results of operations.

17. Income Taxes

The Company operates in many tax jurisdictions including: Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The following table shows the principal reasons for the difference between the effective tax rate and the U.S. statutory income tax rate:

	Year Ended December 31,
	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%

Income before income taxes	$495	$300	$307

Income tax provision at U.S. statutory rate	173	$105	$108
Meals and entertainment & other	8	11	7
Annual drug manufacturers’ fee	5	6	—
Effect of foreign tax rates, net	(93)	(31)	(43)
Non-deductible expenses in foreign jurisdictions	8	27	—
Tax reserves, including interest	(11)	10	36
U.S. state and local taxes	7	8	—
Tax credits	(4)	(7)	(3)
Valuation allowances	1	(5)	20
Withholding taxes	1	1	11
Other differences, net	(3)	4	—

Provision for income taxes	$92	$129	$136

Effective income tax rate	18.6%	43.0%	44.3%

The components of income before income taxes and the provision / (benefit) for income taxes are presented in the tables below:

	Year Ended December 31,
	2012	2011	2010
Income before income taxes:
United States	$220	$164	$156
Foreign	275	136	151

Total	495	300	307

Provision for current taxes:
Foreign	18	45	47
U.S. federal tax	102	77	108
U.S. state and local taxes	15	9	7

Total	135	131	162

(Benefit) / provision for deferred taxes:
Foreign	(3)	(10)	4
U.S. federal tax	(35)	4	(21)
U.S. state and local taxes	(5)	4	(9)

Total	(43)	(2)	(26)

Total provision for income taxes	$92	$129	$136

Deferred income tax items arise because of differences in the book and tax treatment of certain assets and liabilities. The items giving rise to deferred tax assets and liabilities are summarized in the following table:

	As of December 31,
	2012	2011
Deferred tax assets:
Loss carryforwards	$46	$40
Accrued expenses	113	118
Inventory	20	12
Uncertain tax positions	2	3
Stock-based compensation	14	13
Deferrals other	12	1
Other	6	3

Gross deferred tax assets	213	190

Deferred tax liabilities:
Property, plant and equipment allowances	(4)	(7)
Intangible assets	(15)	(37)
State income taxes	—	(2)
Deferred loan costs	(8)	(10)
Other	(3)	(1)

Gross deferred tax liabilities	(30)	(57)

Valuation allowance	(43)	(41)

Net deferred tax assets / (liabilities)	$140	$92

At December 31, 2012 and 2011, the Company had net operating loss carryforwards available to offset future taxable income of $230 ($46 of related deferred tax assets) and $210 ($40 of related deferred tax assets), respectively. Included in these net operating loss carryforwards at December 31, 2012 and 2011 are $41 ($10 of related deferred tax assets) and $41 ($10 of related deferred tax assets), respectively, related to losses in the United Kingdom with an unlimited carryover period and $189 ($36 of related deferred tax assets) and $169 ($30 of related deferred tax assets), respectively, related to other jurisdictions which will expire in various fiscal years between 7 and 20 years from now, if not utilized. The Company also has credit carryforwards to future years of $1 in Puerto Rico and $1 in Ireland.

Based on all available evidence, both positive and negative, the Company determined that it is more likely than not that the deferred assets related to operating loss carryforwards, and certain other deferred assets, will not be realized in certain jurisdictions. Accordingly, the Company recorded net, or after-tax, aggregate valuation allowances for the years ended December 31, 2012 and 2011 of $43 (or $210 on a gross basis) and of $41 (or $196 on a gross basis), respectively. These valuation allowances primarily related to foreign cumulative net operating losses.

The Company intends to continue to reinvest accumulated earnings of our subsidiaries for the foreseeable future where a distribution of such earnings would give rise to an incremental tax liability; as such, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for differences related to investments in subsidiaries. As of December 31, 2012, the cumulative amount of the Company’s temporary difference relating to investments in subsidiaries that are essentially permanent in duration was approximately $993. The amount of the resulting unrecognized deferred tax liability related to this temporary difference was approximately $26.

Currently, the Internal Revenue Service (“IRS”) is auditing the Company’s U.S. tax returns for the years ended December 31, 2008 and 2009. The years ended December 31, 2010 and 2011 are open for U.S. audit. The years ended December 31, 2008, 2009, 2010 and 2011 are open for audit by the Puerto Rican tax authorities. In addition, certain state and other foreign jurisdictions for various periods are under audit. During 2012, the Company settled the IRS audit for the tax year ended December 31, 2007.

The Company adopted the provisions of ASC 740 on January 1, 2007. As of December 31, 2012, 2011 and 2010, the Company’s liability for unrecognized tax benefits was $58, $72 and $77, respectively, excluding interest and penalties. The amount, if recognized, that would impact the effective tax rate is $58, $72 and $77 as of December 31, 2012, 2011 and 2010, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at January 1,	$72	$77	$11
Additions based on tax positions related to current year	6	16	17
Additions for tax positions of prior years	2	3	49
Settlements with taxing authorities	—	(14)	—
Reduction for tax positions of prior years	(22)	(10)	—

Balance at December 31,	$58	$72	$77

It is expected that the amount of unrecognized tax benefits may change in the next 12 months; it is reasonably possible that the Company may resolve some matters presently under consideration with tax authorities. Although the Company cannot determine the impact with certainty, it is reasonably possible that the change in the unrecognized tax benefits may be between $0 and $9.

The Company’s U.S. operating entities (as they existed prior to the PGP Acquisition) entered into an advance pricing agreement (“APA”) with the IRS covering the calendar years 2006 through 2010. On December 27, 2012, the Company’s U.S. operating entities (as they currently exist) signed two APAs with the IRS. The first APA specifies the agreed upon terms under which the Company’s U.S. entities are compensated for distribution and service transactions between the Company’s U.S. and non-U.S. entities for the calendar years 2011 through 2017. This APA provides the Company with greater certainty with respect to the mix of its pretax income in certain of the tax jurisdictions in which the Company operates and is applicable to the Company’s U.S. operations. The Company believes that its transfer pricing arrangements comply with existing U.S. and non-U.S. tax rules. The second APA reflects the Company’s agreement with the IRS in respect of the transfer of certain intangible assets from one of the Company’s U.S. subsidiaries to the Company’s Puerto Rican subsidiary. The effect of the new APAs has been included in the recorded amount of unrecognized tax benefits as of December 31, 2012, including a reversal of $12 in reserves under ASC 740.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision / (benefit) for income taxes. During the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $2, $1 and $7 in interest and penalties, respectively. The Company had approximately $6, $4 and $8 for interest and penalties accrued at December 31, 2012, 2011 and 2010, respectively.

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

18. Segment Information

Effective October 1, 2012, the Company considers its business to be a single segment entity constituting the development, manufacture and sale on a global basis of pharmaceutical products. The Company’s chief operating decision maker (the “CEO”) evaluates the various global products on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. In addition, the CEO reviews U.S. revenue specifically as it constitutes the substantial majority of the Company’s overall revenue. Prior to fiscal year 2012, the Company’s business was organized as two segments: North America and the Rest of World, consistent with how the Company’s business was run at that time.

The following table presents total revenues by product for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Revenue breakdown by product:
ASACOL	$793	$743	$715
ACTONEL(1)	519	771	1,027
LOESTRIN 24 FE	389	396	342
ESTRACE Cream	194	157	136
ENABLEX(1)	170	171	107
LO LOESTRIN FE	137	63	—
DORYX	92	173	173
ATELVIA	72	33	5
DOVONEX	—	—	75
TACLONEX	—	—	74
Other Women’s Healthcare	55	64	63
Other Hormone Therapy	42	45	77
Other Oral Contraceptives	18	20	64
Other products	36	61	85
Contract manufacturing product sales	14	17	16
Other revenue	10	14	15

Total revenue	$2,541	$2,728	$2,974

(1)	Other revenue related to ACTONEL and ENABLEX are combined with their respective product net sales for purposes of presenting revenue by product.

The following table presents total revenue by significant country of domicile for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
United States	$2,132	$2,170	$2,185
Canada	88	102	123
France	84	125	168
United Kingdom / Republic of Ireland	53	56	101
Puerto Rico	25	30	31
Italy	23	46	73
Other	70	108	123

Total net sales	2,475	2,637	2,804

Other revenue(1)	66	91	170

Total revenue	$2,541	$2,728	$2,974

(1)	Includes royalty revenue and contractual payments from the Company’s co-promotion partners recorded in various jurisdictions.

The following table presents long-lived assets (excluding goodwill and intangible assets) by country as of December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Puerto Rico	$93	$91
U.S.	51	47
U.K. / Republic of Ireland	35	37
Germany	36	37
Other	1	3

Total	$216	$215

19. Concentration of Credit Risk, Reliance on Significant Suppliers and Reliance on Major Products

The Company primarily distributes its pharmaceutical products through wholesalers and distributors. The Company considers there to be a concentration risk where any customer represents 10% or more of the Company’s net sales and/or 10% or more of the Company’s gross accounts receivable. As of December 31, 2012 and 2011, gross accounts receivable from Cardinal Health, Inc. totaled $79 and $64, respectively. As of December 31, 2012 and 2011, gross accounts receivable from McKesson Corporation totaled $70 and $115, respectively. As of December 31, 2012 and 2011, gross accounts receivable from AmerisourceBergen Corporation totaled $45 and $44, respectively.

The following table shows revenues attributable to customers that accounted for 10% or more of the Company’s total revenues:

	Year Ended December 31,
	2012	2011	2010
McKesson Corporation	27%	25%	24%
Cardinal Health, Inc.	26%	24%	23%
AmerisourceBergen Corporation	12%	11%	11%

In the event that a significant supplier (including a third-party manufacturer, packager or supplier of certain active pharmaceutical ingredients, or “API”) suffers an event that causes it to be unable to manufacture or package the Company’s product or meet the Company’s API requirements for a sustained period and the Company is unable to obtain the product or API from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the business of the Company. The following table presents, by category of supplier, the percentage of the Company’s total revenues generated from products provided by each individual third-party supplier accounting for 10% or more of the Company’s total revenues.

	Year Ended December 31,
	2012	2011	2010
API Supply:
Cambrex Corporation	27%	23%	22%
Lonza Inc.	23%	29%	35%
Bayer	18%	19%	15%

Manufacturing:
NPI	23%	29%	35%

Packaging:
NPI	29%	26%	22%
AmerisourceBergen Corporation	15%	17%	18%

Net sales of the following products accounted for more than 10% of total revenue:

	Year Ended December 31,
	2012	2011	2010
ASACOL	31%	27%	24%
ACTONEL	20%	28%	35%
LOESTRIN 24 FE	15%	15%	12%

The Company has approximately 94% of its cash on hand as of December 31, 2012 with one financial institution.

20. Retirement Plans

Defined Contribution Plans

The Company has defined contribution plans which cover the majority of its U.S. employees, as well as certain employees in Western Europe. For U.S. employees, the Company makes matching contributions to a 401(k) savings plan, subject to the limitations described below. Similar defined contribution plans are in place in the United Kingdom, Puerto Rico, certain other countries in Western Europe, Canada and Australia. The U.S. plan provides eligible employees with the option to defer amounts not in excess of 15% of his or her compensation. The Company makes matching contributions to the plan on behalf of all participants who make elective deferrals. The Company contributes and allocates to each participant’s account matching contributions equal to 75% of up to 6% of the participant’s compensation. The Company’s contributions vest at 25% per year up to 100% at the participant’s completion of four years of employment. The U.S. defined contribution plan comprises the majority of the expense for the Company’s defined contribution plans.

The Company’s total global contributions to all defined contribution plans were $6, $7 and $9 in the years ended December 31, 2012, 2011 and 2010, respectively.

Defined Benefit Retirement Plans

The Company has defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. The Swiss plan is partially employee funded, but the employee contributions were not material. The Company contributed $5, $8 and $65 to these non-U.S. retirement plans during 2012, 2011 and 2010, respectively, as further discussed below.

Net periodic benefit cost of the defined benefit plans was as follows:

	Non-U.S. Plans Defined Benefit Year Ended December 31,
	2012	2011	2010
Service cost	$1	$2	$2
Interest cost	4	4	4
Other	2	—	—
Expected return on plan assets	(3)	(1)	(1)
Curtailment (gain)	(12)	—	—

Net periodic benefit (income) / cost	$(8)	$5	$5

Benefit obligation and asset data for the defined benefit plans were as follows:

	Non-U.S. Plans Defined Benefit Year Ended December 31,
	2012	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$81	$83	$81
Service cost	1	2	2
Interest cost	4	4	4
Actuarial (gain) / loss recorded through SG&A expense	—	—	2
Actuarial (gain) / loss recorded through other comprehensive income	29	5	(6)
Plan adjustments	—	(2)	10
Curtailments	(12)	—	—
Settlements	(1)	(5)	(2)
Benefits paid	(1)	(3)	(3)
Foreign currency exchange rate changes	2	(3)	(5)

Benefit obligation at end of year	$103	$81	$83

Change in Plan Assets
Fair value of plan assets at beginning of year	$72	$76	$8
Employer contribution	5	8	65
Actual return on plan assets	2	—	3
Actuarial gain/(loss) recorded through other comprehensive income	7	—	—
Plan adjustments	—	(2)	5
Settlements	(1)	(5)	(2)
Benefits paid	(1)	(3)	(3)
Foreign currency exchange rate changes	2	(2)	—

Fair value of plan assets at end of year(1)	$86	$72	$76

Funded status at end of year	$(17)	$(9)	$(7)

Accumulated benefit obligation at end of year	$90	$68	$72

(1)	The Company’s fair value of plan assets of $86 as of December 31, 2012 was valued under ASC 820, comprised of $20 of publicly-traded bond funds and $19 of publicly-traded equity security funds valued under Level 1, $33 of cash on hand and $14 of other investments at their contractual value.

The following table outlines the funded status amount recognized in the consolidated balance sheets:

	Non-U.S. Plans Defined Benefit As of December 31,
	2012	2011
Non-current assets	$4	$—
Non-current liabilities	(21)	(9)

	$(17)	$(9)

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the United States. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly by the Company as they become due.

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs are as follows:

Non-U.S. Plans Defined Benefit
Balance as of December 31, 2010	$(12)
Net actuarial loss	5

Balance as of December 31, 2011	$(7)

Net actuarial loss	29

Balance as of December 31, 2012	$22

The Company does not expect to amortize amounts from accumulated other comprehensive income to net periodic benefit costs during 2013.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below:

	Non-U.S. Plans Defined Benefit As of December 31,
	2012	2011
Projected benefit obligations	$96	$2
Accumulated benefit obligations	$88	$2
Plan assets	$75	$1

Information for defined benefit plans that have projected benefit obligations in excess of plan assets is presented below:

	Non-U.S. Plans Defined Benefit As of December 31,
	2012	2011
Projected benefit obligations	$96	$81
Plan assets	$75	$72

Assumptions and Investment Policies

Weighted average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit plans are as follows:

	Defined Benefit As of December 31,
	2012	2011	2010
Non-U.S. assumed discount rate	3.4%	5.4%	5.1%
Non-U.S. average long-term pay progression	3.0%	2.9%	3.0%

These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits.

Weighted average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit plans were as follows:

	Defined Benefit As of December 31,
	2012	2011	2010
Non-U.S. assumed discount rate	5.1%	5.0%	4.9%
Non-U.S. assumed long-term rate of return on plan assets	4.2%	1.4%	2.8%
Non-U.S. average long-term pay progression	3.0%	2.9%	2.9%

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long-term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities.

Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The results are adjusted for the payments of reasonable expenses of the plan from plan assets. The expected long-term rates of return for plan assets are 1.75% – 4.5%. The Company believes that these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plan’s investments.

The following table projects the benefits expected to be paid to participants from the plans as of December 31, 2012 in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not Company assets.

Non-U.S. Defined Benefit
Year ending December 31,
2013	$4
2014	3
2015	4
2016	4
2017	4
2018 – 2022	24
Thereafter	47

$90

Plan Assets

The Company’s management, along with the trustee of the plans’ assets, will minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments will be diversified by type and geography. The fair value of the Company’s plan assets approximates book value as the majority of the assets at December 31, 2012 were held in fixed income securities and cash equivalents.

The following table presents information about the Company’s asset allocation:

Asset Class	Actual Asset Allocation as of December 31,
	2012	2011
Fixed income securities and cash equivalents	12%	88%
Bonds	66%	4%
Equity securities	22%	8%

21. Leases

The Company leases land, buildings, computer equipment and motor vehicles under operating and capital leases. The Company’s remaining commitments under the non-cancelable portion of all leases for the next five years and thereafter as of December 31, 2012 are:

2013	$9
2014	6
2015	4
2016	3
2017	3
Thereafter	1

Total	$26

Leases and rental expenses totaled $15, $18 and $20 in the years ended December 31, 2012, 2011 and 2010, respectively.

22. Related Parties

In September 2012, certain of the Company’s shareholders sold 42,864,843 ordinary shares at a price of $13.10 per share in a registered public offering (the “2012 Secondary Offering”). The selling shareholders included affiliates of Bain Capital Investors, LLC, JPMP Capital Corp. and Thomas H. Lee Partners, L.P. (collectively, the “Remaining Sponsors”) and certain members of the Company’s senior management team. The Company did not receive any proceeds from the sale of the shares but did pay expenses. Immediately following the 2012 Secondary Offering, the Remaining Sponsors collectively owned approximately 14% of the Company’s outstanding ordinary shares. Prior to the 2012 Secondary Offering, the Remaining Sponsors collectively owned approximately 31% of the Company’s outstanding ordinary shares. In November 2012, the Company was informed by a representative of J.P. Morgan Partners that such funds had divested all of such funds’ holdings of the Company’s shares. Following such sale, the remaining Sponsors collectively owned approximately 9% of the Company’s ordinary shares.

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

23. Valuation and Qualifying Accounts

A summary of the valuation and qualifying accounts is as follows:

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs & other	Balance at End of Period
Revenue Reserves
Year Ended December 31, 2012	$583	$859	$977	$465
Year Ended December 31, 2011	485	949	851	583
Year Ended December 31, 2010	375	1,035	925	485

Deferred income tax valuation allowances
Year Ended December 31, 2012	$41	$2	$—	$43
Year Ended December 31, 2011	48	18	25	41
Year Ended December 31, 2010	22	27	1	48

24. Quarterly Data (unaudited)

A summary of the quarterly results of operations is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2012
Total revenue	$685	$638	$606	$612
Cost of sales (excluding amortization and impairment)	72	70	79	90
Amortization of intangible assets	130	124	122	122
Impairment of intangible assets	—	106	—	—
Net Income	113	53	113	124
Earnings per share:
Basic	$0.45	$0.21	$0.46	$0.50
Diluted	0.45	0.21	0.45	0.49

Year Ended December 31, 2011
Total revenue	$757	$670	$655	$646
Cost of sales (excluding amortization)	123	76	81	76
Amortization of intangible assets	148	147	148	153
Net (Loss) / Income	(24)	72	33	90
(Loss) / Earnings per share:
Basic	$(0.10)	$0.28	$0.13	$0.36
Diluted	(0.10)	0.28	0.13	0.36