Form 10-Q
period 2013-03-31
Warner Chilcott plc
filed 2013-05-10
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, the registrant had 250,811,078 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in millions except share amounts and per share amounts)

(Unaudited)

	As of March 31, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$290	$474
Accounts receivable, net	235	195
Inventories, net	116	113
Prepaid income taxes, net	27	51
Prepaid expenses and other current assets	213	193

Total current assets	881	1,026

Other assets:
Property, plant and equipment, net	211	216
Intangible assets, net	1,707	1,817
Goodwill	1,029	1,029
Other non-current assets	102	130

Total assets	$3,930	$4,218

LIABILITIES
Current liabilities:
Accounts payable	$46	$29
Accrued expenses and other current liabilities	548	668
Income taxes	17	18
Current portion of long-term debt	184	179

Total current liabilities	795	894

Other liabilities:
Long-term debt, excluding current portion	3,498	3,796
Other non-current liabilities	123	128

Total liabilities	4,416	4,818

Commitments and contingencies	—	—

SHAREHOLDERS’ (DEFICIT)
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 250,780,423 and 250,488,078 shares issued and outstanding	3	3
Additional paid-in capital	11	4
(Accumulated deficit)	(459)	(572)
Accumulated other comprehensive (loss)	(41)	(35)

Total shareholders’ (deficit)	(486)	(600)

Total liabilities and shareholders’ (deficit)	$3,930	$4,218

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
REVENUE
Net sales	$578	$669
Other revenue	15	16

Total revenue	593	685

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization of intangible assets)	70	72
Selling, general and administrative	179	198
Restructuring (income) / costs	(1)	50
Research and development	25	25
Amortization of intangible assets	110	130
Interest expense, net	65	62

INCOME BEFORE TAXES	145	148
Provision for income taxes	32	35

NET INCOME	$113	$113

Earnings per share:
Basic	$0.45	$0.45
Diluted	$0.45	$0.45

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Net Income	$113	$113
Other comprehensive (loss) / income:
Cumulative translation adjustment	(8)	7
Actuarial gains related to defined benefit plans	2	—

Total other comprehensive (loss) / income	(6)	7

Comprehensive Income	$107	$120

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11	9
Amortization of intangible assets	110	130
Amortization and write-off of deferred loan costs	14	12
Stock-based compensation expense	6	6

Net income as adjusted per above	254	270

Changes in assets and liabilities:
(Increase) / decrease in accounts receivable, prepaid expenses and other current assets	(40)	20
(Increase) in inventories	(5)	(5)
(Decrease) in accounts payable, accrued expenses and other current liabilities	(116)	(85)
Increase in income taxes and other, net	21	8

Net cash provided by operating activities	114	208

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7)	(6)

Net cash (used in) investing activities	(7)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES
Term repayments under Senior Secured Credit Facilities	(292)	(374)
Redemption of ordinary shares	—	(32)
Proceeds from the exercise of non-qualified options to purchase ordinary shares	1	6
Other	1	—

Net cash (used in) financing activities	(290)	(400)

Effect of exchange rates on cash and cash equivalents	(1)	4

Net (decrease) in cash and cash equivalents	(184)	(194)
Cash and cash equivalents, beginning of period	474	616

Cash and cash equivalents, end of period	$290	$422

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$9	$20

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. General

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

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

2. Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 2” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in the Annual Report.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes provisions for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to: contract terms, government regulations, estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of liabilities. No material revisions were made to the methodology used in determining these reserves during the quarter ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $25 million and $31 million, respectively. The amounts included in liabilities were $408 million (of which $119 million related to reserves for product returns) and $434 million (of which $118 million related to reserves for product returns) as of March 31, 2013 and December 31, 2012, respectively. The provisions recorded to reduce gross sales to net sales were $198 million and $248 million in the quarters ended March 31, 2013 and 2012, respectively.

In early 2010, the U.S. Patient Protection and Affordable Care Act of 2010 was signed into law. This statute impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably managed Medicaid rebates and the Medicare Part D, or “donut hole” rebates. Included in the provisions recorded to reduce gross sales to net sales are the current provisions related to sales due to the increased Medicaid rebates and donut hole rebates, which totaled $19 million and $21 million in the quarters ended March 31, 2013 and 2012, respectively.

In the quarter ended March 31, 2013, the Company shipped initial trade units of DELZICOL (mesalamine) 400 mg delayed-release capsules, its new 400 mg mesalamine product indicated for the treatment of mildly to moderately active ulcerative colitis and for the maintenance of remission of ulcerative colitis. As a result of the terms pursuant to which such initial shipments were made, the Company deferred $44 million of the gross revenues (which do not account for applicable sales-related deductions) generated thereby in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition” since the criteria to record such revenues were not met as of March 31, 2013.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $14 million and $12 million in the quarters ended March 31, 2013 and 2012, respectively. Aggregate deferred loan costs, net of accumulated amortization, were $66 million and $80 million as of March 31, 2013 and December 31, 2012, respectively, of which $14 million and $16 million were included in prepaid expenses and other current assets in the condensed consolidated balance sheets, respectively, and $52 million and $64 million were recorded in other non-current assets in the condensed consolidated balance sheets, respectively.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits where the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Curtailment (gains) / losses associated with defined benefit arrangements for severed employees are recognized in accordance with ASC Topic 715 “Compensation – Retirement Benefits.” See “Note 3” for more information.

3. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company has moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees. In the quarter ended March 31, 2013, the Company recorded restructuring income of $1 million, which was comprised of pretax severance benefits of $2 million recorded based on estimated future payments in accordance with specific contractual terms and employee specific events, offset, in part, by non-personnel related costs of $1 million. In the quarter ended March 31, 2012, the Company recorded restructuring costs of $50 million, which were comprised of pretax severance costs of $50 million, as well as other non-personnel related costs of $1 million, which were offset by pension-related curtailment gains of $1 million. The Company does not expect to record any material expenses relating to the Western European restructuring in future periods. The majority of the remaining severance-related costs and other liabilities are expected to be settled in cash within the next twelve months.

Severance Liabilities

The following table summarizes the activity in the Company’s aggregate severance liabilities during the quarter ended March 31, 2013:

(dollars in millions)
Balance, December 31, 2012	$32
Western European severance adjustments included in restructuring (income)	(2)
Cash payments during the period	(6)
Foreign currency translation adjustments and other	—

Balance, March 31, 2013	$24

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

In the quarter ended June 30, 2012, the Company concluded that it was no longer probable, as defined by ASC Topic 450 “Contingencies”, that the contingent milestone payments to Novartis would be required to be paid. As a result, the Company reversed the related liability and recorded a $20 million gain, which reduced selling, general and administrative (“SG&A”) expenses in the quarter ended June 30, 2012.

5. Shareholders’ (Deficit)

In November 2011, the Company announced that its Board of Directors had authorized the redemption of up to an aggregate of $250 million of its ordinary shares (the “Prior Redemption Program”). Pursuant to the Prior Redemption Program, the Company recorded the redemption of 1.9 million ordinary shares (at an aggregate cost of $32 million), in the quarter ended March 31, 2012. Following the settlement of such redemptions, the Company cancelled all shares redeemed. As a result of the redemptions recorded during the quarter ended March 31, 2012, in accordance with ASC Topic 505 “Equity,” the Company recorded a decrease in ordinary shares at par value of $0.01 per share, and an increase in an amount equal to the aggregate purchase price above par value in accumulated deficit of approximately $32 million in the quarter ended March 31, 2012. The Prior Redemption Program allowed the Company to redeem up to an aggregate of $250 million of its ordinary shares and was to terminate on the earlier of December 31, 2012 or the redemption by the Company of an aggregate of $250 million of its ordinary shares. On August 7, 2012, the Company announced that its Board of Directors had authorized the renewal of the Prior Redemption Program. The renewed program (the “Current Redemption Program”) replaced the Prior Redemption Program and allows the Company to redeem up to an aggregate of $250 million of its ordinary shares in addition to those redeemed under the Prior Redemption Program. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption by the Company of an aggregate of $250 million of its ordinary shares. As of March 31, 2013, the Company had not redeemed any ordinary shares under the Current Redemption Program, and consequently $250 million remained available for redemption thereunder. The Current Redemption Program does not obligate the Company to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 million authorization and may be suspended at any time or from time to time.

On August 7, 2012, the Company announced a new dividend policy (the “Dividend Policy”) under which it expects to pay a total annual cash dividend to its ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. Any declaration by the Board of Directors to pay future cash dividends, however, will depend on the Company’s earnings and financial condition and other relevant factors at such time.

On May 7, 2013, the Company declared a semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, payable June 14, 2013 to shareholders of record on May 31, 2013.

The Company has operations in the United States, Puerto Rico, United Kingdom, Republic of Ireland, Australia, Canada and many other Western European countries. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ (deficit) as a component of accumulated other comprehensive (loss). The Company also realizes foreign currency gains / (losses) in the normal course of business based on movement in the applicable exchange rates. These gains / (losses) are included as a component of SG&A.

The movements in accumulated other comprehensive (loss) for the quarter ended March 31, 2013 were as follows:

(dollars in millions)	Cumulative Translation Items	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss)
Balance as of December 31, 2012	$(25)	$(10)	$(35)
Other comprehensive (loss)/income before reclassifications into SG&A	(8)	2	(6)
Amounts reclassified from accumulated other comprehensive (loss) into SG&A	—	—	—

Total other comprehensive (loss)/income	(8)	2	(6)

Balance as of March 31, 2013	$(33)	$(8)	$(41)

The movements in accumulated other comprehensive (loss)/income for the quarter ended March 31, 2012 were as follows:

(dollars in millions)	Cumulative Translation Items	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2011	$(30)	$4	$(26)
Other comprehensive income before reclassifications into SG&A	7	—	7
Amounts reclassified from accumulated other comprehensive (loss)/income into SG&A	—	—	—

Total other comprehensive income	7	—	7

Balance as of March 31, 2012	$(23)	$4	$(19)

6. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260 “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants and unvested restricted share/share unit grants for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters ended March 31, 2013 and 2012:

	Quarter Ended	Quarter Ended
(in millions, except per share amounts)	March 31, 2013	March 31, 2012
Net income available to ordinary shareholders	$113	$113

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	249.0	248.5
Dilutive effect of grants of stock options and unvested restricted shares/share units	2.2	2.1

Diluted number of ordinary and potential ordinary shares outstanding	251.2	250.6

Earnings per ordinary share:
Basic	$0.45	$0.45

Diluted	$0.45	$0.45

The Prior Redemption Program decreased each of the weighted average basic shares outstanding and the weighted average diluted shares outstanding by 1.3 million during the quarter ended March 31, 2012. The remaining 0.6 million shares redeemed in the quarter ended March 31, 2012 were not included in the calculation of basic or diluted EPS for the quarter ended March 31, 2012 as their impact was anti-dilutive under the treasury stock method.

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method including the implied non-qualified options to purchase ordinary shares and restricted ordinary shares/share units to be repurchased as defined by ASC 260:

(in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Stock options to purchase ordinary shares	5.4	5.7

Unvested restricted shares/share units	3.4	2.2

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

In April 2010, the Company and Sanofi entered into an amendment to the Collaboration Agreement. Pursuant to the terms of the amendment, the Company took full operational control over the promotion, marketing and R&D decisions for ACTONEL and ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these territories. In return, it was agreed that for the remainder of the term of the Collaboration Agreement, Sanofi would receive, as part of the global collaboration agreement between the parties, payments from the Company which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed percentage of either United States and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory. As of March 31, 2013, the fixed minimum payments under the Collaboration Agreement relating to the United States and Puerto Rico totaled $212 million, of which $87 million will be payable in the remainder of 2013 and $125 million will be payable in the year ending December 31, 2014.

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

For the quarters ended March 31, 2013 and 2012, the Company recognized net sales, other revenue and co-promotion expenses as follows:

(dollars in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Net sales
ACTONEL	$99	$131
ATELVIA	19	16
Other revenue
ACTONEL	12	15
Co-promotion expense
ACTONEL / ATELVIA	50	60

8. Inventories

Inventories consisted of the following:

(dollars in millions)	As of March 31, 2013	As of December 31, 2012
Finished goods	$55	$57
Work-in-progress / Bulk	29	26
Raw materials	32	30

Total	$116	$113

Total inventories are net of $20 million and $22 million related to inventory reserves as of March 31, 2013 and December 31, 2012, respectively.

Product samples are stated at cost ($7 million and $8 million as of March 31, 2013 and December 31, 2012, respectively) and are included in prepaid expenses and other current assets.

9. Goodwill and Intangible Assets

The Company’s goodwill and a trademark have been deemed to have indefinite lives and are not amortized. The Company’s acquired intellectual property, licensing agreements and certain trademarks that do not have indefinite lives are being amortized on either an economic benefit model, which typically results in accelerated amortization, or on a straight-line basis over their useful lives not to exceed 15 years.

The Company’s intangible assets as of March 31, 2013 consisted of the following:

(dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets
ASACOL / DELZICOL product family	$1,849	$794	$1,055
ENABLEX	506	275	231
ATELVIA	241	37	204
ACTONEL	525	432	93
ESTRACE Cream	411	351	60
Other products	1,485	1,451	34

Total definite-lived intangible assets	5,017	3,340	1,677

Indefinite-lived intangible assets
Trademark	30	—	30

Total intangible assets, net	$5,047	$3,340	$1,707

The Company’s intangible assets as of December 31, 2012 consisted of the following:

(dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
ASACOL / DELZICOL product family	$1,849	$742	$1,107
ENABLEX	506	252	254
ATELVIA	241	31	210
ACTONEL	525	413	112
ESTRACE Cream	411	343	68
Other products	1,485	1,449	36

Total definite-lived intangible assets	5,017	3,230	1,787

Indefinite-lived intangible assets
Trademark	30	—	30

Total intangible assets, net	$5,047	$3,230	$1,817

        Aggregate amortization expense related to intangible assets was $110 million and $130 million for the quarters ended March 31, 2013 and 2012, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. The Company may incur material impairment charges or accelerate the amortization of certain intangible assets based on triggering events that reduce expected future cash flows, including those events relating to the launch of a generic equivalent of the Company’s product prior to the expiration of the related patent. For example, based on the Company’s review of future cash flows in the quarter ended June 30, 2012, the Company recorded an impairment charge in the quarter ended June 30, 2012 of $106 million, $101 million of which was attributable to the impairment of the Company’s DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s (“Impax”) proposed generic version of the Company’s DORYX 150 mg product (“DORYX 150”) infringed U.S. Patent No. 6,958,161 covering DORYX 150 (the “’161 Patent”) and Mylan’s subsequent introduction of a generic product in early May 2012. For a discussion of the DORYX patent litigation and the Company’s other ongoing patent litigation, refer to “Note 14.”

Estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for the period from April 1, 2013 to December 31, 2013 and for each of the next five years is as follows:

(dollars in millions)	Amortization
2013 (remaining)	$329
2014	369
2015	291
2016	185
2017	157
2018	130
Thereafter	216

$1,677

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(dollars in millions)	As of March 31, 2013	As of December 31, 2012
Product rebate accruals (commercial and government)	$248	$269
Sales return reserves	119	118
Customer loyalty and coupon programs	41	47
Payroll, commissions, and employee costs	25	35
Severance accruals(1)	23	31
Professional fees	18	17
U.S. branded prescription drug fee	16	—
Obligations under product licensing and distribution agreements	8	10
Litigation-related accruals	8	6
Interest payable	5	29
R&D expense accruals	5	4
Deferred income	3	3
Withholding taxes	2	12
Liabilities related to dividends declared	2	7
ACTONEL co-promotion liability	—	49
Other	25	31

Total	$548	$668

(1)	Severance liabilities included as a component of other non-current liabilities as of March 31, 2013 and December 31, 2012 totaled $1 million and $1 million, respectively.

11. Indebtedness

Senior Secured Credit Facilities

On March 17, 2011, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower,” and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to refinance the Company’s then-outstanding senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “Initial Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of (i) $3,000 million in aggregate term loan facilities and (ii) a $250 million revolving credit facility available to all Borrowers (the “Revolving Credit Facility”). The term loan facilities were initially comprised of (i) a $1,250 million Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 million Term B Loan Facility consisting of an $800 million Term B-1 Loan, a $400 million Term B-2 Loan and a $550 million Term B-3 Loan (together, the “Initial Term B Loans”). The proceeds of these term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

On August 20, 2012, Holdings III and the Borrowers entered into an amendment to the Credit Agreement, pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $600 million (the “Additional Term Loan Facilities” and, together with the Initial Senior Secured Credit Facilities, the “Senior Secured Credit Facilities”), which, together with cash on hand, were used to fund a special cash dividend in September 2012 of $4.00 per share, or $1,002 million in the aggregate (the “2012 Special Dividend”), and to pay related fees and expenses. The Additional Term Loan Facilities were comprised of (i) a $250 million Term B-4 Loan Facility and a $50 million Term B-5 Loan Facility (collectively, the “Term B-4/5 Loan”) and (ii) a $300 million Additional Term B-1 Loan Facility (the “Additional Term B-1 Loan”).

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

The fair value as of March 31, 2013 and December 31, 2012 of the Company’s debt outstanding under its Senior Secured Credit Facilities, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,455 million ($2,425 million book value) and $2,744 million ($2,718 million book value), respectively.

As of March 31, 2013, there were letters of credit totaling $2 million outstanding. As a result, the Company had $248 million available under the Revolving Credit Facility as of March 31, 2013. During the quarter ended March 31, 2013, the Company made optional prepayments of $250 million of its term loan indebtedness under the Senior Secured Credit Facilities.

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

On September 29, 2010, the Issuers issued an additional $500 million aggregate principal amount of 7.75% Notes at a premium of $10 million. The proceeds from the issuance of the additional 7.75% Notes were used by the Company to fund its $400 million upfront payment in connection with the ENABLEX Acquisition, which closed on October 18, 2010, and for general corporate purposes. The additional 7.75% Notes constitute a part of the same series, and have the same guarantors, as the 7.75% Notes issued in August 2010. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

The fair value of the Company’s outstanding 7.75% Notes ($1,250 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,334 million and $1,325 million as of March 31, 2013 and December 31, 2012, respectively.

Components of Indebtedness

As of March 31, 2013, the Company’s outstanding debt included the following:

(dollars in millions)	Current Portion as of March 31, 2013	Long-Term Portion as of March 31, 2013	Total Outstanding as of March 31, 2013
Revolving Credit Facility under the Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	183	2,242	2,425
7.75% Notes (including $7 unamortized premium)	1	1,256	1,257

Total	$184	$3,498	$3,682

As of March 31, 2013, scheduled mandatory principal repayments of long-term debt for the period from April 1, 2013 to December 31, 2013 and in each of the five years ending December 31, 2014 through 2018 were as follows:

(dollars in millions) Year Ending December 31,	Aggregate Maturities
2013 (remaining)	$134
2014	198
2015	243
2016	88
2017	86
2018	2,926

Total long-term debt to be settled in cash	$3,675
7.75% Notes unamortized premium	7

Total long-term debt	$3,682

12. Stock-Based Compensation Plans

The Company’s stock-based compensation, including grants of non-qualified time-based vesting options to purchase ordinary shares and grants of time-based and performance-based vesting restricted ordinary shares/share units, is measured at fair value on the date of grant and is recognized in the statement of operations as compensation expense over the applicable vesting periods. For purposes of computing the amount of stock-based compensation attributable to time-based vesting options and time-based vesting restricted ordinary shares/share units expensed in any period, the Company treats such equity grants as serial grants with separate vesting dates. This treatment results in accelerated recognition of share-based compensation expense whereby 52% of the compensation is recognized in year one, 27% is recognized in year two, 15% is recognized in year three, and 6% is recognized in the final year of vesting. The Company treats performance-based vesting restricted ordinary share/share unit grants as vesting evenly over a four year vesting period, subject to the achievement of annual performance targets.

Total stock-based compensation expense recognized in the quarters ended March 31, 2013 and 2012 was $6 million and $6 million, respectively. Unrecognized future stock-based compensation expense was $47 million as of March 31, 2013. This amount will be recognized as an expense over a remaining weighted average period of 1.3 years.

The Company has granted equity-based incentives to its employees comprised of restricted ordinary shares/share units and non-qualified options to purchase ordinary shares. All restricted ordinary shares/share units (whether time-based vesting or performance-based vesting) are granted and expensed, using the closing market price per share on the applicable grant date, over a four year vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant.

In establishing the value of the options on each grant date, the Company uses its actual historical volatility for its ordinary shares to estimate the expected volatility at each grant date. Beginning in September 2012, the dividend yield is calculated on the day of grant using the annual expected dividend under the Dividend Policy of $0.50 per share divided by the closing stock price on that given day. The fair value of non-qualified options is determined on the applicable grant date using the Black-Scholes method of valuation and that amount is recognized as an expense over the four year vesting period. The options have a term of ten years. The Company assumes that the options will be exercised, on average, in six years. Using the Black-Scholes valuation model, the fair value of the options is based on the following assumptions:

	Quarter ended March 31, 2013	Year ended December 31, 2012
Dividend yield	3.49%	0 - 4.15%
Expected volatility	40.00%	38.00 - 40.00%
Risk-free interest rate	2.02%	1.76 - 1.87%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted was 7 years as of March 31, 2013.

The following is a summary of equity award activity for unvested restricted ordinary shares/share units in the period from December 31, 2012 through March 31, 2013:

	Restricted Share/Share Unit Grants
		Weighted
		Average Fair
		Value per share
	Shares/Share	on Grant
(in millions except per share amounts)	Units	Date
Unvested restricted ordinary shares/share units, at December 31, 2012	2.5	$19.03
Granted share units	2.1	14.17
Vested shares/share units	(0.7)	19.24
Forfeited shares/share units	(0.1)	16.34

Unvested restricted ordinary shares/share units, at March 31, 2013	3.8	$16.34

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2012 through March 31, 2013:

	Options to Purchase Ordinary Shares
		Weighted	Weighted
		Average Fair	Average
		Value per Option	Exercise
		on Grant	Price per
(in millions except per option amounts)	Options	Date	Option
Balance at December 31, 2012	5.8	$6.29	$10.50
Granted options	1.2	4.05	14.31
Exercised options	(0.2)	6.11	3.46
Forfeited options	(0.1)	5.98	13.62

Balance at March 31, 2013	6.7	$5.91	$11.34

Vested and exercisable at March 31, 2013	4.2	$5.79	$9.33

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of March 31, 2013 was as follows:

		Weighted
		Average	Closing
		Exercise	Stock	Total
	Number of	Price per	Price per	Intrinsic
(in millions except per option and per share amounts)	Options	Option	Share	Value
Balance outstanding at March 31, 2013	3.9	$7.88	$13.55	$22
Vested and exercisable at March 31, 2013	3.1	$6.50	$13.55	$22

13. Commitments and Contingencies

Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4 million and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1 million milestone payment to Paratek upon the achievement of a developmental milestone. In June 2012, the Company made a $2 million milestone payment to Paratek upon the achievement of a developmental milestone. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $21 million. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

In December 2008, the Company signed an agreement (the “Dong-A Agreement”) with Dong-A PharmTech Co. Ltd. (“Dong-A”), to develop and, if approved, market its orally-administered udenafil product, a PDE5 inhibitor for the treatment of erectile dysfunction (“ED”) in the United States. The Company paid $2 million in connection with signing the Dong-A Agreement. In March 2009, the Company paid $9 million to Dong-A upon the achievement of a developmental milestone related to the ED product under the Dong-A Agreement. The Company agreed to pay for all development costs incurred during the term of the Dong-A Agreement with respect to development of the ED product to be marketed in the United States, and the Company may make additional payments to Dong-A of up to $13 million upon the achievement of contractually-defined milestones in relation to the ED product. In addition, the Company agreed to pay a profit-split to Dong-A based on operating profit (as defined in the Dong-A Agreement), if any, resulting from the commercial sale of the ED product.

In February 2009, the Company acquired the U.S. rights to Apricus Biosciences, Inc.’s (formerly NexMed, Inc.) (“Apricus”) topically applied alprostadil cream for the treatment of ED and a prior license agreement between the Company and Apricus relating to the product was terminated. Under the terms of the acquisition agreement, the Company paid Apricus an up-front payment of $3 million. The Company also agreed to make a milestone payment of $2 million upon the U.S. Food and Drug Administration’s (“FDA”) approval of the product’s New Drug Application. The Company continues to work to prepare its response to the non-approvable letter that the FDA delivered to Apricus in July 2008 with respect to the product.

In April 2010, the Company amended the Dong-A Agreement to add the right to develop, and if approved, market in the United States and Canada, Dong-A’s udenafil product for the treatment of lower urinary tract symptoms associated with Benign Prostatic Hyperplasia (“BPH”). As a result of this amendment, the Company made an up-front payment to Dong-A of $20 million in April 2010. Under the amendment, the Company may make additional payments to Dong-A in an aggregate amount of up to $25 million upon the achievement of contractually-defined milestones in relation to the BPH product. These payments would be in addition to the potential milestone payments in relation to the ED product described above. The Company also agreed to pay Dong-A a percentage of net sales of the BPH product in the United States and Canada, if any.

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

The Company takes these matters seriously and submitted a written response to the FDA in April 2012. Following its receipt of the Form 483 observation letter, the Company immediately initiated efforts to address the issues identified by the FDA and has been working diligently to resolve the FDA’s concerns. In March and April 2013, the FDA re-inspected the Fajardo facility and issued a Form 483 observation letter at the conclusion thereof that identified two observations, which did not directly relate to the issues listed in the warning letter. The Company provided its response to such observations to the FDA in early May 2013 and continues to work diligently to resolve any outstanding issues. On May 8, 2013, the FDA approved the Company’s new drug application for norethindrone acetate and ethinyl estradiol chewable tablets and ferrous fumarate tablets, which lists the Fajardo facility as the manufacturing site. The Company believes that such approval is a positive development in its efforts to resolve the warning letter, but can give no assurances with respect thereto unless and until it receives an official indication from the FDA that the Company has resolved the warning letter. Until the cited issues are resolved, the FDA may withhold approval of, among other things, other pending drug applications listing the Fajardo facility. At this time, the Company does not expect that the warning letter will have a material adverse effect on the Company’s existing business, financial condition, results of operations or cash flows. However, the Company can give no assurances that the FDA will be satisfied with its response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

14. Legal Proceedings

General Matters

The Company is involved in various legal proceedings, including product liability litigation, intellectual property litigation, antitrust litigation, false claims act litigation, employment litigation and other litigation, as well as government investigations. The outcome of such proceedings is uncertain, and the Company may from time to time enter into settlements to resolve such proceedings that could result, among other things, in the sale of generic versions of the Company’s products prior to the expiration of its patents.

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 557 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers Squibb Company (“Bristol-Myers”) pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 256 cases and a potential defendant with respect to approximately 374 unfiled claims involving a total of approximately 639 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 374 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Of the approximately 643 total ACTONEL-related claims, approximately 157 include ONJ-related claims, approximately 468 include AFF-related claims and approximately 4 include both ONJ and AFF-related claims. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

Sanofi, which co-promotes ACTONEL with the Company on a global basis pursuant to the Collaboration Agreement, is a defendant in many of the Company’s ACTONEL product liability cases. In some of the cases, manufacturers of other bisphosphonate products are also named as defendants. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Under the Collaboration Agreement, Sanofi has agreed to indemnify the Company, subject to certain limitations, for 50% of the losses from any product liability claims in Canada relating to ACTONEL and for 50% of the losses from any product liability claims in the United States and Puerto Rico relating to ACTONEL brought prior to April 1, 2010, which would include approximately 90 claims relating to ONJ and other alleged injuries that were pending as of March 31, 2010 and not subsequently dismissed. Pursuant to the April 2010 amendment to the Collaboration Agreement, the Company will be fully responsible for any product liability claims in the United States and Puerto Rico relating to ACTONEL brought on or after April 1, 2010. The Company may be liable for product liability, warranty or similar claims in relation to products acquired from The Procter & Gamble Company (“P&G”) in October 2009 in connection with the Company’s acquisition (the “PGP Acquisition”) of P&G’s global branded pharmaceutical’s business (“PGP”), including ONJ-related claims that were pending as of the closing of the PGP Acquisition. The Company’s agreement with P&G provides that P&G will indemnify the Company, subject to certain limits, for 50% of the Company’s losses from any such claims, including approximately 88 claims relating to ONJ and other alleged injuries, pending as of October 30, 2009 and not subsequently dismissed.

The Company currently maintains product liability insurance coverage for claims aggregating between $30 million and $170 million, subject to certain terms, conditions and exclusions, and is otherwise responsible for any losses from such claims. The terms of the Company’s current and prior insurance programs vary from year to year and the Company’s insurance may not apply to, among other things, damages or defense costs related to the above mentioned HT or ACTONEL-related claims, including any claim arising out of HT or ACTONEL products with labeling that does not conform completely to FDA approved labeling.

In May 2013, the Company entered into a settlement agreement in respect of up to 74 ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. The Company recorded a charge in the quarter ended March 31, 2013 in the amount of $2 million in accordance with ASC Topic 450 “Contingencies” in connection with the Company’s entry into the settlement agreement. This charge represents the Company’s current estimate of the aggregate amount that is probable to be paid by the Company in connection with the settlement agreement. Assuming that all of the relevant claimants accept the settlement agreement, approximately 569 ACTONEL-related claims would remain outstanding, of which approximately 83 include ONJ-related claims, approximately 468 include AFF-related claims and approximately 4 include both ONJ and AFF-related claims. However, it is impossible to predict with certainty (i) the number of such individual claimants that will accept the settlement agreement or (ii) the outcome of any litigation with claimants rejecting the settlement or other plaintiffs and potential plaintiffs with ONJ, AFF or other ACTONEL-related claims, and the Company can offer no assurance as to the likelihood of an unfavorable outcome in any of these matters. An estimate of the potential loss, or range of loss, if any, to the Company relating to proceedings with (i) claimants rejecting the settlement or (ii) other plaintiffs and potential plaintiffs with ONJ, AFF or other ACTONEL-related claims is not possible at this time.

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

Hormonal Contraceptive Patent and Other Litigation Matters

LOESTRIN 24 FE Patent Litigation

In April 2011, the Company received a Paragraph IV certification notice letter from Mylan, as U.S. agent for Famy Care Ltd. (“Famy Care”), indicating that Famy Care had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LOESTRIN 24 FE. The notice letter contends that the Company’s U.S. Patent No. 5,552,394 (the “‘394 Patent”), which covers LOESTRIN 24 FE and expires in 2014, is invalid, unenforceable or not infringed. In June 2011, the Company filed a lawsuit against Famy Care and Mylan in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent. The lawsuit results in a stay of FDA approval of Famy Care’s ANDA for 30 months from the date of the Company’s receipt of the Famy Care notice letter, subject to the prior resolution of the matter before the court. A trial has been scheduled to begin on August 12, 2013. In January 2009, the Company entered into a settlement and license agreement with Actavis to resolve patent litigation related to the ‘394 Patent. Under the agreement, Actavis agreed, among other things, not to commence marketing its generic equivalent product until the earliest of (i) January 22, 2014, (ii) 180 days prior to a date on which the Company has granted rights to a third party to market a generic version of LOESTRIN 24 FE in the United States or (iii) the date on which a third party enters the market with a generic version of LOESTRIN 24 FE in the United States without authorization from the Company. In addition, under current law, unless Actavis forfeits its “first filer” status, the FDA may not approve later-filed ANDAs until 180 days following the date on which Actavis enters the market. However, the Company believes Actavis may have forfeited its “first filer” status as a result of its failure to obtain approval by the FDA of its ANDA within the requisite period. In October 2010, the Company also entered into a settlement and license agreement with Lupin Ltd. and its U.S. subsidiary, Lupin Pharmaceuticals, Inc. (collectively with their affiliates, “Lupin”), to resolve patent litigation related to the ‘394 Patent. Under that agreement, Lupin and its affiliates agreed, among other things, not to market or sell a generic equivalent product until the earlier of July 22, 2014 (the date on which the ‘394 Patent expires) or the date of an “at-risk” entry into the U.S. market by a third party generic version of LOESTRIN 24 FE. While the Company intends to vigorously defend the ‘394 Patent and pursue its legal rights, it can offer no assurance that a generic equivalent of LOESTRIN 24 FE will not be approved and enter the market prior to the expiration of the ‘394 Patent in 2014.

Other LOESTRIN 24 FE Litigation

In April and May 2013, three putative class actions were filed against the Company, Actavis and Lupin in the U.S. District Court for the Eastern District of Pennsylvania, two putative class actions were filed against the Company, Actavis and Lupin in the U.S. District Court for the District of New Jersey and one putative class action was filed against the Company, Actavis and Lupin in the U.S. District Court for the District of Rhode Island, in each case by purported indirect purchasers of the Company’s LOESTRIN 24 FE product.

In each complaint, the plaintiffs allege that they paid higher prices for the Company’s LOESTRIN 24 FE product as a result of the Company’s and Actavis’s and/or Lupin’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek, among other things, unspecified treble, multiple and/or punitive damages, injunctive relief and attorneys’ fees.

The Company intends to vigorously defend itself in the litigation. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to the timing of any such litigation or whether the Company will be successful in any such defense. In addition, repetitive class action complaints asserting similar claims and allegations are common in antitrust litigation, and the Company may be subject to additional complaints from plaintiffs of the same or other classes. If these claims are successful, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows. These proceedings are in the early stages of litigation, and an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

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

Dermatology Patent and Other Litigation Matters

DORYX Patent Litigation

In March 2009, the Company and Mayne Pharma International Pty. Ltd. (“Mayne”) received Paragraph IV certification notice letters from Impax and Mylan indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of DORYX 150. The notice letters contended that Mayne’s ‘161 Patent expiring in 2022 was not infringed. In March and May 2009, the Company and Mayne, which licenses the ‘161 Patent to the Company, filed lawsuits against Impax and Mylan, respectively, in the U.S. District Court for the District of New Jersey, charging each with infringement of the ‘161 Patent. The resulting 30-month stay of FDA approval of each of Mylan’s and Impax’s ANDAs with respect to DORYX 150 expired in September 2011. In advance of that stay’s expiration, the Company and Mayne filed a motion in the District Court for a preliminary injunction (“PI”) to prevent an “at-risk” launch by Mylan of its generic version of DORYX 150. On September 22, 2011, the District Court entered a PI against Mylan and, in connection therewith, required the Company and Mayne to post a bond in the amount of $36 million (the “Bond”) in respect of damages, if any, that might result to Mylan should the PI later be determined to have been improvidently granted. The Company and Mayne posted the Bond and Mylan appealed the District Court’s grant of the PI to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit vacated the PI on December 12, 2011 due to the District Court’s failure to hold an evidentiary hearing, and suggested that the District Court consolidate such an evidentiary hearing with the trial and consider entry of a temporary restraining order (“TRO”) prohibiting Mylan from launching a generic version of DORYX 150 until the District Court rendered its decision on the merits.

In September 2011, the Company received FDA approval for a dual-scored DORYX 150 product, which today accounts for all but a de minimis amount of the Company’s DORYX net sales, and filed a citizen petition requesting that the FDA refrain from granting final approval to any DORYX 150 ANDA unless the ANDA filer’s product also adopts a dual-scored configuration and has the same labeling as the Company’s dual-scored DORYX 150 product. On February 8, 2012, the FDA denied the Company’s citizen petition and granted final approval to Mylan for its generic version of DORYX 150. As of April 30, 2013, Impax has not yet received final approval of its ANDA from the FDA with respect to DORYX 150 and has forfeited its “first filer” status.

The actions against Mylan and Impax were consolidated and a trial was held in early February 2012, during which Mylan agreed to the entry of the TRO. In entering the TRO, the District Court denied Mylan’s request that the Company post another bond or the Bond amount be increased from $36 million. On April 30, 2012, the District Court issued its opinion upholding the validity of the ‘161 Patent, but determining that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed the ‘161 Patent. The Company appealed the non-infringement determinations, and Impax and Mylan appealed the District Court’s denial of their attorney’s fees. On September 7, 2012, the Federal Circuit affirmed the District Court’s decision. The Company determined not to petition the panel for a rehearing and the Federal Circuit’s judgment issued on October 15, 2012.

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

The loss of exclusivity for DORYX 150 resulted in a significant decline in the Company’s DORYX 150 revenues in the year ended December 31, 2012. In addition, the Company recorded an impairment charge of $101 million in the year ended December 31, 2012 related to its DORYX intangible asset. On November 9, 2012, Mylan made an application to the District Court seeking to recover damages under the Bond, alleging it was damaged from the District Court’s entry of injunctions prior to the District Court’s decision on the merits. The Company recorded a charge in the year ended December 31, 2012 in accordance with ASC Topic 450 “Contingencies” in the amount of $6 million in connection with the Federal Circuit’s judgment and Mylan’s application for damages. This charge represents the Company’s current estimate of the aggregate amount that is probable to be paid in connection with Mylan’s damages claim.

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

On February 5, 2013, four retailers filed in the same court a civil antitrust complaint in their individual capacities against the Company and Mayne regarding DORYX. On March 28, 2013, another retailer filed a similar complaint in the same court. Both retailer complaints recite similar facts and assert similar legal claims for relief to those asserted in the related cases described above. Both retailer complaints have been consolidated with the cases described above. The Company and Mayne have moved to dismiss these retailer complaints. Discovery is ongoing in all the consolidated cases while the motions to dismiss are pending.

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

Bayer Patent Litigation

In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against the Company in the U.S. District Court for the District of Delaware alleging that the Company’s manufacture, use, offer for sale, and/or sale of its LO LOESTRIN FE oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the LO LOESTRIN FE product.

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

CMS False Claims Act Litigation

In December 2009, the Company was served with a civil complaint brought by an individual plaintiff in the U.S. District Court for the District of Massachusetts, purportedly on behalf of the United States, alleging that the Company and over 20 other pharmaceutical manufacturers violated the False Claims Act (“FCA”), 31 U.S.C. § 3729(a)(1)(A), (B), by submitting false records or statements to the federal government, thereby causing Medicaid to pay for unapproved or ineffective drugs. The plaintiff’s original complaint was filed under seal in 2002, but was not served on the Company until 2009. The complaint alleges that the Company submitted to the Centers for Medicare and Medicaid Services (“CMS”) false information regarding the safety and effectiveness of certain nitroglycerin transdermal products. The plaintiff alleges that CMS included these products in its list of reimbursable prescription drugs and that, as a consequence, federal Medicaid allegedly reimbursed state Medicaid programs for a portion of the cost of such products. The plaintiff asserts that from 1996 until 2003 the federal Medicaid program paid approximately $10 million to reimburse the states for such nitroglycerin transdermal products. The complaint seeks, among other things, treble damages; a civil penalty of up to ten thousand dollars for each alleged false claim; and costs, expenses and attorneys’ fees.

The Company intends to defend this action vigorously and currently believes that the complaint lacks merit. The Company has a number of defenses to the allegations in the complaint and has, along with its co-defendants, filed a joint motion to dismiss the action, which was granted on procedural grounds on February 25, 2013. Once the Court enters a separate and final judgment, the plaintiff will have 30 days to file a notice of appeal. In addition, the United States of America has declined to intervene in this action with respect to the Company. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

Governmental Investigation and False Claims Act Litigation

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

The Company has become aware of two qui tam complaints filed by former Company sales representatives and unsealed in February and March 2013. The unsealed qui tam complaints allege that the Company violated Federal and state false claims acts through the promotion of all of the Company’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. The complaints seek, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America has elected not to intervene at this time in each of the unsealed qui tam actions, stating at the times of the relevant seal expirations that its investigation of the allegations raised in the relevant complaint was continuing and, as such, it was not able to decide at such time whether to intervene in the action. The United States of America may later seek to intervene, and its election does not prevent the plaintiffs/relators from litigating the actions. The Company intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

15. Income Taxes

The Company operates in many tax jurisdictions, including: Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The Company’s effective tax rate for the quarters ended March 31, 2013 and 2012 was 22% and 24%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes. The Company’s effective tax rate in both periods was impacted by a significant portion of the Company’s pretax income being generated in Puerto Rico, which is taxed at a 2% tax rate. As a result, the effective tax rate in both periods is significantly below the U.S. statutory rate of 35%. Discrete items for the quarter ended March 31, 2013 did not have a significant impact on the effective tax rate. For the quarter ended March 31, 2012, the significant discrete items included expenses related to the restructuring of certain of the Company’s Western European operations. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes.”

16. Segment Information

Effective October 1, 2012, the Company considers its business to be a single segment entity constituting the development, manufacture and sale on a global basis of pharmaceutical products. The Company’s chief operating decision maker (the “CEO”) evaluates the various global products on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. In addition, the CEO reviews U.S. revenue specifically as it constitutes the substantial majority of the Company’s overall revenue. Prior to October 1, 2012, the Company’s business was organized as two segments: North America and the Rest of World, consistent with how the Company’s business was run at that time.

The following table presents total revenues by product for the quarters ended March 31, 2013 and 2012:

(dollars in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Revenue breakdown by product:
ASACOL	$153	$211
ACTONEL(1)	111	146
LOESTRIN 24 FE	93	108
ESTRACE Cream	53	52
LO LOESTRIN FE	52	28
ENABLEX	42	44
DORYX	19	30
ATELVIA	19	16
DELZICOL	5	—
Other Women’s Healthcare	12	15
Other Hormone Therapy	12	14
Other Oral Contraceptives	6	6
Contract manufacturing product sales	6	2
Other products	7	12
Other revenue	3	1

Total revenue	$593	$685

(1)	Other revenue related to ACTONEL is combined with product net sales for purposes of presenting revenue by product.

The following table presents total revenue by significant country of domicile for the quarters ended March 31, 2013 and 2012:

(dollars in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
United States	$513	$567
Canada	14	23
United Kingdom / Republic of Ireland	13	13
France	11	30
Puerto Rico	9	5
Italy	5	7
Other	13	24

Total net sales	578	669

Other revenue (1)	15	16

Total revenue	$593	$685

(1)	Includes royalty revenue and contractual payments from the Company’s co-promotion partners.

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

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
API Supply:
Lonza Inc.	22%	24%
Bayer	19%	19%
Cambrex Corporation	19%	24%

Manufacturing:
Norwich Pharmaceuticals Inc. (“NPI”)	22%	24%

Packaging:
NPI	24%	29%
AmerisourceBergen Corporation	16%	13%

18. Retirement Plans

The Company has defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

The net periodic benefit cost / (income) of the Company’s non-U.S. defined benefit plans amounted to $1 million and $(1) million for the quarters ended March 31, 2013 and 2012, respectively. Included in the net periodic benefit (income) for the quarter ended March 31, 2012 are curtailment gains of $(1) million in connection with the Western European restructuring described in “Note 3.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). This discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report and elsewhere in this Form 10-Q.

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “Warner Chilcott,” “the Company,” “our company,” “we,” “us” or “our” refer to Warner Chilcott plc and its direct and indirect subsidiaries.

Summary

The following are certain significant events that have occurred in 2013:

•

During the quarter ended March 31, 2013, we made optional prepayments in an aggregate amount of $250 million of our term loan indebtedness under the Senior Secured Credit Facilities (as defined below);

•

In connection with the restructuring of our Western European operations announced in April 2011, we recorded restructuring income of $1 million in the quarter ended March 31, 2013. We do not expect to record any material expenses relating to the Western European restructuring in future periods;

•

In February 2013, the U.S. Food and Drug Administration (“FDA”) approved DELZICOL (mesalamine) 400 mg delayed-release capsules, our new 400 mg mesalamine product indicated for the treatment of mildly to moderately active ulcerative colitis and for the maintenance of remission of ulcerative colitis. We commercially launched DELZICOL in March 2013;

•

In April 2013, the FDA approved a 200 mg strength of DORYX (doxycycline hyclate) Delayed-Release Tablets, a tetracycline-class oral antibiotic. We anticipate that we will commercially launch DORYX Delayed-Release 200 mg Tablets in July 2013;

•	In May 2013, we declared a semi-annual cash dividend under the Dividend Policy (as defined below) in the amount of $0.25 per share, payable June 14, 2013 to shareholders of record on May 31, 2013;

•

In April and May 2013, the FDA approved two new oral contraceptives, (i) norethindrone acetate and ethinyl estradiol capsules and ferrous fumarate capsules (the “April OC”) and (ii) norethindrone acetate and ethinyl estradiol chewable tablets and ferrous fumarate tablets (the “May OC”), in each case for the prevention of pregnancy. We anticipate that we will commercially launch the May OC in early August 2013. We have informed the FDA that we do not intend to commercially launch the April OC at this time and that we intend to use the MINASTRIN 24 FE trade name for the May OC; and

•	Our revenue for the quarter ended March 31, 2013 was $593 million and our net income was $113 million.

2012 Strategic Transactions

During 2012, we announced the following strategic transactions that impacted our results of operations and may continue to have an impact on our future operations.

Current Redemption Program

In November 2011, we announced that our Board of Directors had authorized the redemption of up to an aggregate of $250 million of our ordinary shares (the “Prior Redemption Program”). Pursuant to our Prior Redemption Program, we recorded the redemption of 1.9 million ordinary shares (at an aggregate cost of $32 million) in the quarter ended March 31, 2012. Following the settlement of such redemptions, we cancelled all shares redeemed. As a result of the redemptions recorded during the quarter ended March 31, 2012, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 505 “Equity,” we recorded a decrease in ordinary shares at par value of $0.01 per share, and an increase in an amount equal to the aggregate purchase price above par value in accumulated deficit of approximately $32 million in the quarter ended March 31, 2012. The Prior Redemption Program allowed us to redeem up to an aggregate of $250 million of our ordinary shares and was to terminate on the earlier of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

On August 7, 2012, we announced that our Board of Directors had authorized the renewal of the Prior Redemption Program. The renewed program (the “Current Redemption Program”) replaced the Prior Redemption Program and allows us to redeem up to an aggregate of $250 million of our ordinary shares in addition to those redeemed under the Prior Redemption Program. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption of an aggregate of $250 million of our ordinary shares. As of March 31, 2013, we had not redeemed any ordinary shares under the Current Redemption Program, and consequently $250 million remained available for redemption thereunder. The Current Redemption Program does not obligate us to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 million authorization and may be suspended at any time or from time to time.

2012 Special Dividend Transaction and Related Financing

On September 10, 2012, we paid a special cash dividend in the amount of $4.00 per share, or $1,002 million in the aggregate (the “2012 Special Dividend”). The 2012 Special Dividend reduced our additional paid-in-capital from $63 million to zero as of August 31, 2012 and increased our accumulated deficit by $939 million. The 2012 Special Dividend was funded, in part, by $600 million of additional term loans borrowed under the Senior Secured Credit Facilities (as defined below) on August 20, 2012. The incurrence of this indebtedness impacted our interest expense during the quarter ended March 31, 2013 as compared to the prior year quarter.

New Dividend Policy

On August 7, 2012, we announced a new dividend policy (the “Dividend Policy”) under which we expect to pay a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. On December 14, 2012, we paid our first semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, or $62 million in the aggregate. The semi-annual dividend reduced our additional paid-in-capital from $5 million to zero as of November 30, 2012 and increased our accumulated deficit by $57 million. On May 7, 2013, we declared a semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, payable June 14, 2013 to shareholders of record on May 31, 2013. Any declaration by the Board of Directors to pay future cash dividends, however, will depend on our earnings and financial condition and other relevant factors at such time.

Operating Results for the quarters ended March 31, 2013 and 2012

Revenue

The following table sets forth our total revenue for the quarters ended March 31, 2013 and 2012, with the corresponding dollar and percentage changes:

	Quarter Ended
	March 31,		Increase (decrease)
(dollars in millions)	2013	2012	Dollars	Percent
Women’s Healthcare:
Oral Contraceptives
LOESTRIN 24 FE	$93	$108	$(15)	(14)%
LO LOESTRIN FE	52	28	24	86%
Other Oral Contraceptives	6	6	—	—%

Total oral contraceptives	151	142	9	6%

Osteoporosis
ACTONEL(1)	111	146	(35)	(24)%
ATELVIA	19	16	3	19%

Total osteoporosis	130	162	(32)	(20)%

Hormone Therapy
ESTRACE Cream	53	52	1	2%
Other Hormone Therapy	12	14	(2)	(14)%

Total hormone therapy	65	66	(1)	(2)%

Other women’s healthcare products	12	15	(3)	(20)%

Total Women’s Healthcare	358	385	(27)	(7)%

Gastroenterology:
ASACOL	153	211	(58)	(27)%
DELZICOL	5	—	5	100%

Total Gastroenterology	158	211	(53)	(25)%

Urology:
ENABLEX	42	44	(2)	(5)%

Dermatology:
DORYX	19	30	(11)	(37)%

Other:
Other products net sales	7	12	(5)	(42)%
Contract manufacturing product sales	6	2	4	200%
Other revenue(2)	3	1	2	200%

Total Revenue	$593	$685	$(92)	(13)%

(1)	Includes “other revenue” of $12 million and $15 million for the quarters ended March 31, 2013 and 2012, respectively, as reported in our condensed consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi-Aventis U.S. LLC (“Sanofi”).
(2)	Excludes “other revenue” of $12 million and $15 million for the quarters ended March 31, 2013 and 2012, respectively, as reported in our condensed consolidated statement of operations, resulting from the Collaboration Agreement with Sanofi.

Total revenue in the quarter ended March 31, 2013 was $593 million, a decrease of $92 million, or 13%, compared to the quarter ended March 31, 2012. For the quarter ended March 31, 2013, the decrease in revenues as compared to the prior year quarter was driven by a decrease in ASACOL net sales of $58 million, due primarily to our decision to cease trade shipments of ASACOL 400 mg in the United States as we transitioned from ASACOL 400 mg to DELZICOL in March 2013, and a decrease in ACTONEL revenues of $35 million, due in large part to the continuing declines in ACTONEL revenues in Western Europe and Canada following the 2010 loss of exclusivity in both regions. These decreases were offset, in part, by net sales growth in certain other products, primarily LO LOESTRIN FE, which increased $24 million, or 86%, compared to the prior year period.

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

Net sales of our oral contraceptive products in the quarter ended March 31, 2013 increased $9 million, or 6%, compared with the prior year quarter. LOESTRIN 24 FE generated net sales of $93 million in the quarter ended March 31, 2013, a decrease of 14%, compared with $108 million in the prior year quarter. LOESTRIN 24 FE filled prescriptions continue to be negatively impacted by our shift in promotional focus to LO LOESTRIN FE beginning in early 2011. More specifically, the decrease in LOESTRIN 24 FE net sales in the quarter ended March 31, 2013 was due primarily to a decrease in filled prescriptions of 22%, offset, in part, by higher average selling prices and a decrease in sales-related deductions relative to the prior year quarter. LO LOESTRIN FE, which is currently the primary promotional focus of our women’s healthcare sales force efforts, generated net sales of $52 million in the quarter ended March 31, 2013, an increase of 86%, compared with $28 million in the prior year quarter. The increase in LO LOESTRIN FE net sales in the quarter ended March 31, 2013 primarily relates to an increase in filled prescriptions of 78%, a decrease in sales-related deductions and higher average selling prices, offset, in part, by a contraction of pipeline inventories as compared to the prior year quarter. In April and May 2013, the FDA approved two new oral contraceptives, the April OC (norethindrone acetate and ethinyl estradiol capsules and ferrous fumarate capsules) and the May OC (norethindrone acetate and ethinyl estradiol chewable tablets and ferrous fumarate tablets), in each case for the prevention of pregnancy. We anticipate that we will commercially launch the May OC in early August 2013. We have informed the FDA that we do not intend to commercially launch the April OC at this time and that we intend to use the MINASTRIN 24 FE trade name for the May OC.

Revenues of our osteoporosis products in the quarter ended March 31, 2013 decreased $32 million, or 20%, compared with the prior year quarter. Total ACTONEL revenues were $111 million in the quarter ended March 31, 2013, a decrease of $35 million, or 24%, compared to the prior year quarter. Total ACTONEL revenues were comprised of the following components:

	Quarter Ended
	March 31,		Increase (decrease)
(dollars in millions)	2013	2012	Dollars	Percent
United States	$79	$76	$3	4%
Non-U.S.	20	55	(35)	(64)%

Total net sales	99	131	(32)	(24)%

Other revenue	12	15	(3)	(20)%

Total ACTONEL revenues	$111	$146	$(35)	(24)%

In the United States, ACTONEL net sales in the quarter ended March 31, 2013 increased $3 million, or 4%, compared to the prior year quarter, due primarily to a decrease in sales-related deductions, higher average selling prices and an expansion of pipeline inventories, offset, in part, by a decrease in filled prescriptions of 34% as compared to the prior year quarter. In the United States, ACTONEL filled prescriptions continue to decline due in part to declines in filled prescriptions within the overall U.S. oral bisphosphonate market. The declines in ACTONEL revenues outside the United States were due to the continued declines in ACTONEL revenues in Western Europe and Canada following the 2010 loss of exclusivity in both regions. We expect to continue to experience significant declines in total ACTONEL revenues in future periods. ATELVIA, which we began to promote in the United States in early 2011 and in Canada in early 2012, generated net sales of $19 million in the quarter ended March 31, 2013, an increase of $3 million, or 19%, compared to the prior year quarter. ATELVIA net sales in the United States were $15 million and $16 million in the quarters ended March 31, 2013 and 2012, respectively. The decrease in ATELVIA net sales in the United States in the quarter ended March 31, 2013 primarily relates to a decrease in filled prescriptions of 8% and an increase in sales-related deductions, offset, in part, by higher average selling prices relative to the prior year quarter.

Net sales of our hormone therapy products in the quarter ended March 31, 2013 decreased $1 million, or 2%, compared with the prior year quarter. Net sales of ESTRACE Cream in the quarter ended March 31, 2013 were $53 million, an increase of $1 million, or 2%, compared to net sales of $52 million in the quarter ended March 31, 2012. The increase in ESTRACE Cream net sales in the quarter ended March 31, 2013 was due primarily to higher average selling prices and an increase in filled prescriptions of 8%, offset, in part, by an increase in sales-related deductions and a contraction of pipeline inventories relative to the prior year quarter.

Net sales of our gastroenterology products in the quarter ended March 31, 2013 decreased $53 million, or 25%, compared with the prior year quarter. Net sales of ASACOL were $153 million in the quarter ended March 31, 2013, a decrease of $58 million, or 27%, compared with $211 million in the prior year quarter. ASACOL net sales in the United States in the quarter ended March 31, 2013 totaled $135 million, a decrease of $58 million, or 30%, compared to $193 million in the quarter ended March 31, 2012. The decrease in ASACOL net sales in the United States in the quarter ended March 31, 2013 was due primarily to our decision to cease trade shipments of ASACOL 400 mg in the United States as we transitioned from ASACOL 400 mg to DELZICOL in March 2013 and a decrease in filled prescriptions of 4%, based on IMS estimates, offset, in part, by higher average selling prices relative to the prior year quarter. In the United States, our ASACOL 400 mg product accounted for approximately 60% and 74% of our total ASACOL net sales in the United States in the quarters ended March 31, 2013 and 2012, respectively. In February 2013, the FDA approved DELZICOL (mesalamine) 400 mg delayed-release capsules, our new 400 mg mesalamine product indicated for the treatment of mildly to moderately active ulcerative colitis and for the maintenance of remission of ulcerative colitis. We commercially launched DELZICOL in March 2013, and it is currently a promotional focus of our gastroenterology sales force efforts. As a result of the terms pursuant to which we shipped the initial trade units of DELZICOL, we deferred $44 million of the gross revenues (which do not account for applicable sales-related deductions) generated thereby in accordance with ASC Topic 605 “Revenue Recognition” since the criteria to record such revenues were not met as of March 31, 2013, and we recognized $5 million of DELZICOL net sales in the quarter ended March 31, 2013. We expect that such deferred gross revenues (as reduced to account for applicable sales-related deductions) will be recognized in our condensed consolidated statement of operations for the quarter ended June 30, 2013. We expect that net sales of ASACOL 400 mg will continue to significantly decrease over the course of 2013, and that net sales of DELZICOL and ASACOL 800 mg will increase, to a lesser extent, as a result thereof.

Net sales of ENABLEX in the quarter ended March 31, 2013 were $42 million, a decrease of 5% compared to $44 million in the prior year quarter. The decrease in ENABLEX net sales in the quarter ended March 31, 2013 was due primarily to a decrease in filled prescriptions of 33%, offset, in part, by an expansion in pipeline inventories and higher average selling prices relative to the prior year quarter. We expect a continued decline in ENABLEX net sales in 2013 due in part to a shift in the promotional focus of our urology sales force.

        Net sales of DORYX in the quarter ended March 31, 2013 were $19 million, a decrease of $11 million, or 37%, compared to the prior year quarter. The decrease in DORYX net sales in the quarter ended March 31, 2013 relative to the prior year quarter was due primarily to the introduction of generic competition for our DORYX 150 mg product (“DORYX 150”) following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s proposed generic version of DORYX 150 infringed U.S. Patent No. 6,958,161 covering DORYX 150 and Mylan’s subsequent introduction of a generic product in early May 2012. In April 2013, the FDA approved a 200 mg strength of DORYX (doxycycline hyclate) Delayed-Release Tablets. We anticipate that we will commercially launch DORYX Delayed-Release 200 mg Tablets in July 2013.

See “Note 14” to the Notes to the condensed consolidated financial statements included elsewhere in this report for a description of our legal proceedings relating to a number of our key products described above. In addition, see our Annual Report on Form 10-K, including the Risk Factors section, for a discussion of certain key factors affecting our revenue from period to period, including changes in the level of competition faced by our products due to the introduction of generic equivalents of our branded products prior to, or following, the loss of regulatory exclusivity or patent protection.

Cost of Sales (excluding amortization of intangible assets)

The table below shows the calculation of cost of sales and cost of sales, as a percentage of product net sales, for the quarters ended March 31, 2013 and 2012:

(dollars in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Dollar Change	Percent Change
Product net sales	$578	$669	$(91)	(14)%

Cost of sales (excluding amortization)	70	72	(2)	(3)%

Cost of sales percentage	12%	11%

Cost of sales (excluding amortization) decreased $2 million, or 3%, in the quarter ended March 31, 2013 compared with the prior year quarter, due primarily to a 14% decrease in product net sales. Our cost of sales as a percentage of product net sales increased from 11% in the quarter ended March 31, 2012 to 12% in the quarter ended March 31, 2013, due primarily to changes in the mix and volume of products sold.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were comprised of the following for the quarters ended March 31, 2013 and 2012:

(dollars in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Dollar Change	Percent Change
Advertising & Promotion (“A&P”)	$16	$24	$(8)	(33)%
Selling and Distribution	95	109	(14)	(13)%
General, Administrative and Other (“G&A”)	68	65	3	5%

Total	$179	$198	$(19)	(10)%

SG&A expenses for the quarter ended March 31, 2013 were $179 million, a decrease of $19 million, or 10%, from $198 million in the prior year quarter. A&P expenses for the quarter ended March 31, 2013 relative to the prior year quarter decreased $8 million, or 33%, due primarily to a decrease in promotional expenses relative to the prior year quarter. Selling and distribution expenses for the quarter ended March 31, 2013 decreased $14 million, or 13%, compared to the prior year quarter, due primarily to a $10 million reduction in co-promote expenses as a result of the continued declines in ACTONEL net sales in Western Europe and Canada following the 2010 loss of exclusivity in both regions. Specifically, included in selling and distribution expenses were co-promote expenses of $50 million and $60 million in the quarters ended March 31, 2013 and 2012, respectively (of which, $44 million related to the United States and Puerto Rico in each quarter). G&A expenses in the quarter ended March 31, 2013 increased $3 million, or 5%, as compared to the prior year quarter. The increase in G&A expenses in the quarter ended March 31, 2013 relative to the prior year quarter was due, in part, to an increase in professional and legal fees, offset, in part, by foreign currency gains of $1 million recorded in the quarter ended March 31, 2013 as compared to foreign currency losses of $3 million recorded in the prior year quarter.

Restructuring (Income) / Costs

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

In the quarter ended March 31, 2013, we recorded restructuring income of $1 million, which was comprised of pretax severance benefits of $2 million recorded based on estimated future payments in accordance with specific contractual terms and employee specific events, offset, in part, by non-personnel related costs of $1 million. In the quarter ended March 31, 2012, we recorded restructuring costs of $50 million, which were comprised of pretax severance costs of $50 million, as well as other non-personnel related costs of $1 million, which were offset by pension-related curtailment gains of $1 million. We do not expect to record any material expenses relating to the Western European restructuring in future periods.

R&D

Our research and development (“R&D”) expenses were comprised of the following for the quarters ended March 31, 2013 and 2012:

(dollars in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Dollar Change	Percent Change
Unallocated overhead expenses	$15	$16	$(1)	(6)%
Expenses allocated to specific projects	9	8	1	13%
Regulatory fees	1	1	—	—%

Total	$25	$25	$—	—%

Our investment in R&D for the quarter ended March 31, 2013 was flat as compared to the prior year quarter. Our R&D expenses consist of our internal development costs, fees paid to contract development groups, regulatory fees and license fees paid to third parties. R&D expenditures are subject to fluctuation due to the timing and stages of development of our various R&D projects. Project related costs in the quarter ended March 31, 2013 primarily related to project spend within our dermatology, women’s healthcare and urology therapeutic categories. Project related costs in the quarter ended March 31, 2012 primarily related to project spend within our women’s healthcare, gastroenterology and dermatology therapeutic categories.

Amortization of Intangible Assets

Amortization of intangible assets in the quarters ended March 31, 2013 and 2012 was $110 million and $130 million, respectively. Our amortization methodology is calculated on either an economic benefit model or on a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product or product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or an at-risk launch of a competing generic product, we may accelerate amortization or record an impairment charge in respect of the related intangible asset, which may be material. We expect our 2013 amortization expense to decline compared to 2012 as most of our intangible assets are amortized on an accelerated basis.

Net interest expense

Our net interest expense was comprised of the following for the quarters ended March 31, 2013 and 2012:

(dollars in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Dollar Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$51	$50	$1	2%
Amortization of deferred loan costs	4	5	(1)	(20)%
Write-offs of deferred loan costs, including refinancing premium	10	7	3	43%

Total	$65	$62	$3	5%

Net interest expense for the quarter ended March 31, 2013 was $65 million, an increase of $3 million, or 5%, compared to $62 million in the prior year quarter. Included in net interest expense for the quarters ended March 31, 2013 and 2012 were $10 million and $7 million, respectively, relating to the write-off of deferred loan costs associated with optional prepayments of $250 million and $350 million, respectively, of term loan indebtedness under the Senior Secured Credit Facilities. Excluding these write-offs of deferred loan costs, net interest expense for the quarter ended March 31, 2013 was flat as compared to the prior year quarter.

Provision for Income Taxes

We operate in many tax jurisdictions, including: Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. Our effective tax rate for the quarters ended March 31, 2013 and 2012 was 22% and 24%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes. Our effective tax rate in both periods was impacted by a significant portion of our pretax income being generated in Puerto Rico, which is taxed at a 2% tax rate. As a result, the effective tax rate in both periods is significantly below the U.S. statutory rate of 35%. Discrete items for the quarter ended March 31, 2013 did not have a significant impact on the effective tax rate. For the quarter ended March 31, 2012, the significant discrete items included expenses related to the restructuring of certain of our Western European operations. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes.”

Net Income

Due to the factors described above, we reported net income of $113 million in each of the quarters ended March 31, 2013 and 2012.

Operating Results by Segment

Effective October 1, 2012, we consider our business to be a single segment entity constituting the development, manufacturing and sale on a global basis of pharmaceutical products. Our chief operating decision maker (the “CEO”) evaluates the various global products on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. In addition, the CEO reviews U.S. revenue specifically as it constitutes the substantial majority of our overall revenue. Prior to October 1, 2012, our business was organized as two segments: North America and the Rest of World, consistent with how our business was run at that time.

Financial Condition, Liquidity and Capital Resources

Cash

At March 31, 2013, our cash on hand was $290 million, as compared to $474 million at December 31, 2012. As of March 31, 2013, our total outstanding debt was $3,682 million and consisted of $2,425 million of term loan borrowings under the Senior Secured Credit Facilities, $1,250 million aggregate principal amount of 7.75% Notes (as defined below), and $7 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

(dollars in millions)	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Net cash provided by operating activities	$114	$208
Net cash (used in) investing activities	(7)	(6)
Net cash (used in) financing activities	(290)	(400)
Effect of exchange rates on cash and cash equivalents	(1)	4

Net (decrease) in cash and cash equivalents	$(184)	$(194)

Our net cash provided by operating activities for the quarter ended March 31, 2013 decreased $94 million compared with the prior year quarter. We reported net income of $113 million in each of the quarters ended March 31, 2013 and 2012. Net income in both periods was negatively impacted by certain non-cash expenses. The decline in our net cash provided by operating activities in the quarter ended March 31, 2013 relative to the prior year quarter was due primarily to the timing of cash payments related to certain working capital items, in particular the timing of collections of our accounts receivable. Our liability for unrecognized tax benefits under ASC 740 which may be settled within the next twelve months is estimated to range from $0 to $9 million, including interest. The aggregate amount not expected to be settled in the next twelve months is between $56 million and $65 million, including interest.

Our net cash used in investing activities during the quarters ended March 31, 2013 and 2012 totaled $7 million and $6 million, respectively, and consisted of capital expenditures in each quarter. In April 2013, we completed the sale of our previous corporate aircraft for approximately $15 million, which will be recognized in our condensed consolidated statement of cash flows for the six months ended June 30, 2013.

Our net cash used in financing activities in the quarter ended March 31, 2013 totaled $290 million and consisted principally of optional prepayments and repayments of $292 million aggregate principal amount of term debt under the Senior Secured Credit Facilities. Our net cash used in financing activities in the quarter ended March 31, 2012 totaled $400 million and consisted principally of optional prepayments and repayments of $374 million in aggregate principal amount of term debt under the Senior Secured Credit Facilities. We also paid $32 million in the quarter ended March 31, 2012 to redeem ordinary shares under our Prior Redemption Program.

Senior Secured Credit Facilities

On March 17, 2011, Warner Chilcott Holdings Company III, Limited (“Holdings III”), WC Luxco S.à r.l. (the “Luxco Borrower”), Warner Chilcott Corporation (“WCC” or the “US Borrower”) and Warner Chilcott Company, LLC (“WCCL” or the “PR Borrower,” and together with the Luxco Borrower and the US Borrower, the “Borrowers”) entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to refinance our then-outstanding senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). Pursuant to the Credit Agreement, the Lenders provided senior secured credit facilities (the “Initial Senior Secured Credit Facilities”) in an aggregate amount of $3,250 million comprised of (i) $3,000 million in aggregate term loan facilities and (ii) a $250 million revolving credit facility available to all Borrowers (the “Revolving Credit Facility”). The term loan facilities were initially comprised of (i) a $1,250 million

Term A Loan Facility (the “Term A Loan”) and (ii) a $1,750 million Term B Loan Facility consisting of an $800 million Term B-1 Loan, a $400 million Term B-2 Loan and a $550 million Term B-3 Loan (together, the “Initial Term B Loans”). The proceeds of these term loans, together with approximately $279 million of cash on hand, were used to make an optional prepayment of $250 million in aggregate term loans under the Prior Senior Secured Credit Facilities, repay the remaining $2,969 million in aggregate term loans outstanding under the Prior Senior Secured Credit Facilities, terminate the Prior Senior Secured Credit Facilities and pay certain related fees, expenses and accrued interest.

On August 20, 2012, Holdings III and the Borrowers entered into an amendment to the Credit Agreement, pursuant to which the Lenders provided additional term loans in an aggregate principal amount of $600 million (the “Additional Term Loan Facilities” and, together with the Initial Senior Secured Credit Facilities, the “Senior Secured Credit Facilities”), which, together with cash on hand, were used to fund the 2012 Special Dividend and to pay related fees and expenses. The Additional Term Loan Facilities were comprised of (i) a $250 million Term B-4 Loan Facility and a $50 million Term B-5 Loan Facility (collectively, the “Term B-4/5 Loan”) and (ii) a $300 million Additional Term B-1 Loan Facility (the “Additional Term B-1 Loan”).

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

The fair value as of March 31, 2013 and December 31, 2012 of our debt outstanding under the Senior Secured Credit Facilities, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,455 million ($2,425 million book value) and $2,744 million ($2,718 million book value), respectively.

As of March 31, 2013, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the Revolving Credit Facility as of March 31, 2013. During the quarter ended March 31, 2013, we made optional prepayments of $250 million of our term loan indebtedness under the Senior Secured Credit Facilities.

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

On September 29, 2010, the Issuers issued an additional $500 million aggregate principal amount of the 7.75% Notes at a premium of $10 million. The proceeds from the issuance of the additional 7.75% Notes were used by us to fund our $400 million upfront payment in connection with our acquisition from Novartis Pharmaceuticals Corporation of the U.S. rights to ENABLEX on October 18, 2010, and for general corporate purposes. The additional 7.75% Notes constitute a part of the same series, and have the same guarantors, as the 7.75% Notes issued in August 2010. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

The fair value of our outstanding 7.75% Notes ($1,250 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,334 million and $1,325 million as of March 31, 2013 and December 31, 2012, respectively.

Components of Indebtedness

As of March 31, 2013, our outstanding debt included the following:

(dollars in millions)	Current Portion as of March 31, 2013	Long-Term Portion as of March 31, 2013	Total Outstanding as of March 31, 2013
Revolving Credit Facility under the Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	183	2,242	2,425
7.75% Notes (including $7 unamortized premium)	1	1,256	1,257

Total	$184	$3,498	$3,682

As of March 31, 2013, scheduled mandatory principal repayments of long-term debt in the period from April 1, 2013 to December 31, 2013 and each of the five years ending December 31, 2014 through 2018 were as follows:

(dollars in millions) Year Ending December 31,	Aggregate Maturities
2013 (remaining)	$134
2014	198
2015	243
2016	88
2017	86
2018	2,926

Total long-term debt to be settled in cash	$3,675
7.75% Notes unamortized premium	7

Total long-term debt	$3,682

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

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges as of March 31, 2013.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,425 million as of March 31, 2013, a 1.0% change in interest rates would impact net interest expense by approximately $6 million per quarter. However, our term loan indebtedness outstanding under the Senior Secured Credit Facilities (other than the Term B-4/5 Loan) is subject to a LIBOR floor of 0.75% to 1.0%. Currently, LIBOR rates are below the floor of 0.75% and therefore an increase in LIBOR rates would only start to impact our net interest expense (other than in respect of the Term B-4/5 Loan) to the extent it exceeds the floor of 0.75%.

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

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of March 31, 2013, we had no derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we may not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters ended March 31, 2013 and 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings, including product liability litigation, intellectual property litigation, antitrust litigation, false claims act litigation, employment litigation and other litigation, as well as government investigations. The outcome of such proceedings is uncertain, and we may from time to time enter into settlements to resolve such proceedings that could result, among other things, in the sale of generic versions of our products prior to the expiration of our patents.

We record reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable. We maintain insurance with respect to potential litigation in the normal course of our business based on our consultation with insurance consultants and outside legal counsel, and in light of current market conditions, including cost and availability. We are responsible for any losses from such litigation that are not covered under our litigation insurance.

See “Note 14” to our notes to the condensed consolidated financial statements for the quarter ended March 31, 2013 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

You should read the Risk Factors included in our Annual Report on Form 10-K for important information about the risks posed to us by our legal proceedings, in particular the risks described under “Risk Factors—Risks Relating to our Business—If we fail to comply with government regulations we could be subject to fines, sanctions and penalties that could adversely affect our ability to operate our business,” “—Adverse outcomes in our outstanding litigation matters, or in new litigation matters that arise in the future, could negatively affect our business, results of operations, financial condition and cash flows,” “—If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected,” “—Our trademarks, patents and other intellectual property are valuable assets, and if we are unable to protect them from infringement or challenges, our business prospects may be harmed” and “—Product liability claims and product recalls could harm our business.”

Item 1A.	Risk Factors

In addition to the other information in this report on Form 10-Q, the factors discussed in “Risk Factors” in our periodic filings, including our Annual Report on Form 10-K for the year ended December 31, 2012, should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our periodic reports are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described in our periodic filings or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 6.	Exhibits

10.1	Second Amended and Restated Severance Agreement, dated as of August 26, 2011, between Warner Chilcott (US), LLC and Alvin D. Howard.

10.2	Severance Agreement, dated as of April 1, 2013, between Warner Chilcott Pharmaceuticals S.à r.l. and Marinus Johannes van Zoonen.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements for Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: May 10, 2013	By:	/S/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: May 10, 2013	By:	/S/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer