Form 10-Q
period 2013-06-30
Warner Chilcott plc
filed 2013-07-24
CIK 1323854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 1, 2013, the registrant had 251,139,194 ordinary shares outstanding.

Items other than those listed above have been omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in millions except share amounts and per share amounts)

(Unaudited)

	As of June 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$224	$474
Accounts receivable, net	265	195
Inventories, net	126	113
Prepaid income taxes, net	75	51
Prepaid expenses and other current assets	219	193

Total current assets	909	1,026

Other assets:
Property, plant and equipment, net	208	216
Intangible assets, net	1,597	1,817
Goodwill	1,029	1,029
Other non-current assets	89	130

Total assets	$3,832	$4,218

LIABILITIES
Current liabilities:
Accounts payable	$39	$29
Accrued expenses and other current liabilities	591	668
Income taxes	17	18
Current portion of long-term debt	190	179

Total current liabilities	837	894

Other liabilities:
Long-term debt, excluding current portion	3,300	3,796
Other non-current liabilities	122	128

Total liabilities	4,259	4,818

Commitments and contingencies	—	—

SHAREHOLDERS’ (DEFICIT)
Ordinary shares, par value $0.01 per share; 500,000,000 shares authorized; 251,138,909 and 250,488,078 shares issued and outstanding	3	3
Additional paid-in capital	4	4
Accumulated (deficit)	(397)	(572)
Accumulated other comprehensive (loss)	(37)	(35)

Total shareholders’ (deficit)	(427)	(600)

Total liabilities and shareholders’ (deficit)	$3,832	$4,218

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
REVENUE
Net sales	$599	$619	$1,177	$1,288
Other revenue	14	19	29	35

Total revenue	613	638	1,206	1,323

COSTS, EXPENSES AND OTHER
Cost of sales (excludes amortization and impairment of intangible assets)	81	70	151	142
Selling, general and administrative	202	173	381	371
Restructuring (income) / costs	(2)	—	(3)	50
Research and development	33	23	58	48
Amortization of intangible assets	110	124	220	254
Impairment of intangible assets	—	106	—	106
Interest expense, net	60	52	125	114

INCOME BEFORE TAXES	129	90	274	238
Provision for income taxes	21	37	53	72

NET INCOME	$108	$53	$221	$166

Earnings per share:
Basic	$0.43	$0.21	$0.89	$0.67
Diluted	$0.43	$0.21	$0.88	$0.66

Dividends per share:	$0.25	$—	$0.25	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net Income	$108	$53	$221	$166
Other comprehensive income / (loss):
Cumulative translation adjustment	3	(11)	(5)	(3)
Actuarial gains related to defined benefit plans	1	—	3	—

Total other comprehensive income / (loss)	4	(11)	(2)	(3)

Comprehensive Income	$112	$42	$219	$163

See accompanying notes to the unaudited condensed consolidated financial statements.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20	19
Amortization of intangible assets	220	254
Impairment of intangible assets	—	106
Non-cash gain relating to the reversal of the liability for contingent milestone payments	—	(20)
Amortization and write-offs of deferred loan costs	25	17
Stock-based compensation expense	13	12

Net income as adjusted per above	499	554

Changes in assets and liabilities:
(Increase) in accounts receivable, prepaid expenses and other current assets	(101)	(5)
(Increase) in inventories	(14)	(11)
(Decrease) in accounts payable, accrued expenses and other current liabilities	(69)	(145)
(Decrease) in income taxes and other, net	(26)	(29)

Net cash provided by operating activities	289	364

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	15	—
Capital expenditures	(12)	(17)

Net cash provided by / (used in) investing activities	3	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Term repayments under Senior Secured Credit Facilities	(484)	(409)
Cash dividends paid	(59)	—
Redemption of ordinary shares	—	(32)
Proceeds from the exercise of non-qualified options to purchase ordinary shares	3	8

Net cash (used in) financing activities	(540)	(433)

Effect of exchange rates on cash and cash equivalents	(2)	—

Net (decrease) in cash and cash equivalents	(250)	(86)
Cash and cash equivalents, beginning of period	474	616

Cash and cash equivalents, end of period	$224	$530

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$78	$86

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

2. Actavis Transaction

On May 19, 2013, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with, among others, Actavis, Inc., a Nevada corporation (“Actavis”), Actavis Limited, a private limited company organized under the laws of Ireland (“New Actavis”), and Actavis W.C. Holding 2 LLC, a limited liability company organized in Nevada and a wholly-owned subsidiary of New Actavis (“U.S. Merger Sub”). Under the terms of the Transaction Agreement, (a) New Actavis will acquire the Company (the “Acquisition”) pursuant to a scheme of arrangement under Section 201 of the Irish Companies Act 1963 (the “Scheme”) and (b) U.S. Merger Sub will merge with and into Actavis, with Actavis as the surviving corporation in the merger (the “Merger” and, together with the Acquisition, the “Transaction”). At the effective time of the Scheme, each of the Company’s shareholders will be entitled to receive 0.160 of a newly issued New Actavis ordinary share in exchange for each ordinary share of the Company held by such shareholder. Cash will be paid in lieu of any fractional shares of New Actavis. At the effective time of the Merger, each outstanding Actavis common share will be converted into the right to receive one New Actavis ordinary share. As a result of the Transaction, both the Company and Actavis will become wholly owned subsidiaries of New Actavis.

The Transaction Agreement provides that if the Transaction Agreement is terminated (i) by the Company following the board of directors of Actavis changing its recommendation to the Actavis stockholders to approve the Transaction Agreement (except in limited circumstances) or (ii) by the Company or Actavis following the failure of the Actavis stockholders to approve the Transaction Agreement following the board of directors of Actavis changing its recommendation (except in limited circumstances), then Actavis shall pay to the Company $160 million, subject to reduction in certain circumstances. The Transaction Agreement also contains customary representations, warranties and covenants by Actavis and the Company.

In addition, on May 19, 2013, the Company and Actavis entered into an Expenses Reimbursement Agreement (the “ERA”), the terms of which have been consented to by the Irish Takeover Panel for purposes of Rule 21.2 of the Irish Takeover Rules only. Under the ERA, the Company has agreed to pay to Actavis the documented, specific and quantifiable third party costs and expenses incurred by Actavis in connection with the Acquisition upon the termination of the Transaction Agreement in certain specified circumstances. The maximum amount payable by the Company to Actavis pursuant to the ERA is an amount equal to one percent of the aggregate value of the Company’s issued share capital.

The proposed Transaction has been unanimously approved by the boards of directors of Actavis and the Company, and is supported by the management teams of both companies. The Company currently expects the Transaction to close in the second half of 2013, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies, certain regulatory approvals and the approval of the Irish High Court. On July 11, 2013, Actavis and the Company announced that they had each received a request for additional information from the Federal Trade Commission (“FTC”) in connection with the Transaction. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after Actavis and the Company have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. On July 15, 2013, the German Federal Cartel Office granted clearance in connection with the Transaction.

3. Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 2” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in the Annual Report.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: trade discounts, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors. The Company establishes provisions for its sales-related deductions in the same period that it recognizes the related gross sales based on select criteria for estimating such contra revenues including, but not limited to: contract terms, government regulations, estimated utilization or redemption rates, costs related to the programs and other historical data. These reserves reduce revenues and are included as either a reduction of accounts receivable or as a component of liabilities. No material revisions were made to the methodology used in determining these reserves during the quarter and six months ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the amounts related to all sales-related deductions included as a reduction of accounts receivable were $27 million and $31 million, respectively. The amounts related to all sales-related reductions included as liabilities were $407 million (of which $124 million related to reserves for product returns) and $434 million (of which $118 million related to reserves for product returns) as of June 30, 2013 and December 31, 2012, respectively. The provisions recorded to reduce gross sales to net sales were $175 million and $200 million in the quarters ended June 30, 2013 and 2012, respectively, and $373 million and $448 million in the six months ended June 30, 2013 and 2012, respectively.

In early 2010, the U.S. Patient Protection and Affordable Care Act of 2010 was signed into law. This statute impacts the Company’s net sales by increasing certain rebates it pays per prescription, most notably managed Medicaid rebates and the Medicare Part D, or “donut hole” rebates. Included in the provisions recorded to reduce gross sales to net sales are the current provisions related to sales due to the increased Medicaid rebates and donut hole rebates, which totaled $11 million and $12 million in the quarters ended June 30, 2013 and 2012, respectively, and $30 million and $33 million in the six months ended June 30, 2013 and 2012, respectively.

In the quarter ended March 31, 2013, the Company shipped initial trade units of DELZICOL (mesalamine) 400 mg delayed-release capsules, its 400 mg mesalamine product indicated for the treatment of mildly to moderately active ulcerative colitis and for the maintenance of remission of ulcerative colitis. As a result of the terms pursuant to which such initial shipments were made, the Company deferred $44 million of the gross revenues (which do not account for applicable sales-related deductions) generated thereby in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition” since the criteria to record such revenues were not met as of March 31, 2013. The Company recognized all of such deferred gross revenues (as reduced to account for applicable sales-related deductions) in its condensed consolidated statement of operations for the quarter ended June 30, 2013 as the criteria to record such revenues were achieved.

Deferred Loan Costs

Expenses associated with the issuance of indebtedness are capitalized and amortized as a component of interest expense over the term of the respective financing arrangements using the effective interest method. In the event that long-term debt is prepaid, the deferred loan costs associated with such indebtedness are expensed as a component of interest expense in the period in which such prepayment is made. Interest expense resulting from the amortization and write-offs of deferred loan costs amounted to $11 million and $5 million in the quarters ended June 30, 2013 and 2012, respectively, and $25 million and $17 million in the six months ended June 30, 2013 and 2012, respectively. Aggregate deferred loan costs, net of accumulated amortization, were $55 million and $80 million as of June 30, 2013 and December 31, 2012, respectively, of which $12 million and $16 million were included in prepaid expenses and other current assets in the condensed consolidated balance sheets, respectively, and $43 million and $64 million were recorded in other non-current assets in the condensed consolidated balance sheets, respectively.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits where the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. Curtailment (gains) / losses associated with defined benefit arrangements for severed employees are recognized in accordance with ASC Topic 715 “Compensation—Retirement Benefits.” See “Note 4” for more information.

4. Strategic Initiatives

Western European Restructuring

In April 2011, the Company announced a plan to restructure its operations in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom. The restructuring did not impact the Company’s operations at its headquarters in Dublin, Ireland, its facilities in Dundalk, Ireland, Larne, Northern Ireland or Weiterstadt, Germany or its commercial operations in the United Kingdom. The Company determined to proceed with the restructuring following the completion of a strategic review of its operations in its Western European markets where its product ACTONEL lost exclusivity in late 2010. ACTONEL accounted for approximately 70% of the Company’s Western European revenues in the year ended December 31, 2010. In connection with the restructuring, the Company has moved to a wholesale distribution model in the affected jurisdictions to minimize operational costs going forward. The implementation of the restructuring plan impacted approximately 500 employees in total. In the quarter ended June 30, 2013, the Company recorded restructuring income of $2 million, which was comprised of pretax severance income of $1 million recorded based on estimated future payments in accordance with specific contractual terms and employee specific events and pension-related curtailment gains of $1 million. In the six months ended June 30, 2013, the Company recorded restructuring income of $3 million, which was comprised of pretax severance income of $3 million recorded based on estimated future payments in accordance with specific contractual terms and employee specific events and pension-related curtailment gains of $1 million, offset, in part, by non-personnel related costs of $1 million.

In the quarter ended June 30, 2012, the Company incurred pretax severance costs of $7 million, which were offset, in full, by pension-related curtailment gains of $7 million. In the six months ended June 30, 2012, the Company recorded restructuring costs of $50 million, which were comprised of pretax severance costs of $57 million and other restructuring costs of $1 million, offset, in part, by pension-related curtailment gains of $8 million.

The Company does not expect to record any material expenses relating to the Western European restructuring in future periods. The majority of the remaining severance-related costs and other liabilities are expected to be settled in cash within the next twelve months.

Severance Liabilities

The following table summarizes the activity in the Company’s aggregate severance liabilities during the quarter and six months ended June 30, 2013:

(dollars in millions)
Balance, December 31, 2012	$32
Western European severance adjustments included in restructuring (income)	(2)
Cash payments during the period	(6)

Balance, March 31, 2013	$24

Western European severance adjustments included in restructuring (income)	(1)
Cash payments during the period	(8)
Foreign currency translation adjustments and other	1

Balance, June 30, 2013	$16

5. ENABLEX Acquisition

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

6. Shareholders’ (Deficit)

In November 2011, the Company announced that its Board of Directors had authorized the redemption of up to an aggregate of $250 million of its ordinary shares (the “Prior Redemption Program”). Pursuant to the Prior Redemption Program, the Company recorded the redemption of 1.9 million ordinary shares (at an aggregate cost of $32 million), in the six months ended June 30, 2012. Following the settlement of such redemptions, the Company cancelled all shares redeemed. As a result of the redemptions recorded during the six months ended June 30, 2012, in accordance with ASC Topic 505 “Equity,” the Company recorded a decrease in ordinary shares at par value of $0.01 per share, and an increase in an amount equal to the aggregate purchase price above par value in accumulated deficit of approximately $32 million in the six months ended June 30, 2012. The Prior Redemption Program allowed the Company to redeem up to an aggregate of $250 million of its ordinary shares and was to terminate on the earlier of December 31, 2012 or the redemption by the Company of an aggregate of $250 million of its ordinary shares. On August 7, 2012, the Company announced that its Board of Directors had authorized the renewal of the Prior Redemption Program. The renewed program (the “Current Redemption Program”) replaced the Prior Redemption Program and allows the Company to redeem up to an aggregate of $250 million of its ordinary shares in addition to those redeemed under the Prior Redemption Program. The Current Redemption

Program will terminate on the earlier of December 31, 2013 or the redemption by the Company of an aggregate of $250 million of its ordinary shares. As of June 30, 2013, the Company had not redeemed any ordinary shares under the Current Redemption Program, and consequently $250 million remained available for redemption thereunder. The Current Redemption Program does not obligate the Company to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 million authorization and may be suspended at any time or from time to time. Under the terms of the Transaction Agreement, the Company’s ability to redeem ordinary shares is subject to Actavis’s consent.

On August 7, 2012, the Company announced a dividend policy (the “Dividend Policy”) relating to the payment of a total annual cash dividend to its ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. Any declaration by the Company’s Board of Directors to pay future cash dividends subsequent to the June 2013 semi-annual dividend described below is subject to Actavis’s consent under the terms of the Transaction Agreement and would also depend on the Company’s earnings and financial condition and other relevant factors at such time.

On June 14, 2013, the Company paid a semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, or $63 million in the aggregate. At the time of the June 2013 semi-annual dividend the Company’s retained earnings were in a deficit position and consequently the June 2013 semi-annual dividend reduced the additional paid-in-capital of the Company from $17 million to zero as of May 31, 2013 and increased the Company’s accumulated deficit by $46 million.

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

The movements in accumulated other comprehensive (loss) for the quarter and six months ended June 30, 2013 were as follows:

(dollars in millions)	Cumulative Translation Items	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss)
Balance as of December 31, 2012	$(25)	$(10)	$(35)
Other comprehensive (loss)/income before reclassifications into SG&A	(8)	2	(6)
Amounts reclassified from accumulated other comprehensive (loss) into SG&A	—	—	—

Total other comprehensive (loss)/income	(8)	2	(6)

Balance as of March 31, 2013	(33)	(8)	(41)

Other comprehensive income before reclassifications into SG&A	3	1	4
Amounts reclassified from accumulated other comprehensive (loss) into SG&A	—	—	—

Total other comprehensive income	3	1	4

Balance as of June 30, 2013	$(30)	$(7)	$(37)

The movements in accumulated other comprehensive income / (loss) for the quarter and six months ended June 30, 2012 were as follows:

(dollars in millions)	Cumulative Translation Items	Defined Benefit Plan Items	Total Accumulated Other Comprehensive (Loss)
Balance as of December 31, 2011	$(30)	$4	$(26)
Other comprehensive income before reclassifications into SG&A	8	—	8
Amounts reclassified from accumulated other comprehensive income into SG&A	—	—	—

Total other comprehensive income	8	—	8

Balance as of March 31, 2012	(22)	4	(18)

Other comprehensive (loss) before reclassifications into SG&A	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive (loss) into SG&A	—	—	—

Total other comprehensive (loss)	(11)	—	(11)

Balance as of June 30, 2012	$(33)	$4	$(29)

7. Earnings Per Share

The Company accounts for earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. The numerator in calculating basic and diluted EPS is an amount equal to the consolidated net income for the periods presented. The denominator in calculating basic EPS is the weighted average shares outstanding for the respective periods. The denominator in calculating diluted EPS is the weighted average shares outstanding, plus the dilutive effect of stock option grants and unvested restricted share/share unit grants for the respective periods. The following sets forth the basic and diluted calculations of EPS for the quarters and six months ended June 30, 2013 and 2012:

(in millions, except per share amounts)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net income available to ordinary shareholders	$108	$53	$221	$166

Weighted average number of ordinary and potential ordinary shares outstanding:
Basic number of ordinary shares outstanding	249.6	248.2	249.3	248.2

Dilutive effect of grants of stock options and unvested restricted shares/share units	3.2	2.1	2.4	2.0

Diluted number of ordinary and potential ordinary shares outstanding	252.8	250.3	251.7	250.2

Earnings per ordinary share:
Basic	$0.43	$0.21	$0.89	$0.67

Diluted	$0.43	$0.21	$0.88	$0.66

The Prior Redemption Program decreased each of the weighted average basic shares outstanding and the weighted average diluted shares outstanding by 1.9 million shares and 1.6 million shares during the quarter and six months ended June 30, 2012, respectively. The remaining 0.3 million shares redeemed in the six months ended June 30, 2012 were not included in the calculation of basic or diluted EPS for the six months ended June 30, 2012 as their impact was anti-dilutive under the treasury stock method.

The following represents amounts not included in the above calculation of diluted EPS as their impact was anti-dilutive under the treasury stock method, including the implied purchase cost of non-qualified options to purchase ordinary shares and restricted ordinary shares/share units to be repurchased as defined by ASC 260:

(in millions)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Stock options to purchase ordinary shares	4.5	4.6	4.9	4.7

Unvested restricted shares/share units	2.2	2.0	3.0	2.4

8. Sanofi Collaboration Agreement

The Company and Sanofi-Aventis U.S. LLC (“Sanofi”) are parties to a collaboration agreement pursuant to which the parties co-develop and market ACTONEL on a global basis, excluding Japan (the “Collaboration Agreement”). ATELVIA, the Company’s risedronate sodium delayed-release product launched in January 2011 and currently sold in the United States and Canada, is also marketed pursuant to the Collaboration Agreement. As a result of ACTONEL’s loss of patent exclusivity in Western Europe in late 2010 and as part of the Company’s transition to a wholesale distribution model in Belgium, the Netherlands, France, Germany, Italy, Spain, Switzerland and the United Kingdom, the Company and/or Sanofi reduced or discontinued marketing and promotional efforts in certain territories covered by the Collaboration Agreement. Under the Collaboration Agreement, the Company’s and Sanofi’s rights and obligations are specified by geographic market. For example, under the Collaboration Agreement, Sanofi generally has the right to elect to participate in the development of ACTONEL-related product improvements, other than product improvements specifically related to the United States and Puerto Rico, where the Company has full control over all product development decisions following the April 2010 amendment discussed below. Under the Collaboration Agreement following the April 2010 amendment, the ongoing global research and development (“R&D”) costs for ACTONEL are shared equally between the parties, except for R&D costs specifically related to the United States and Puerto Rico, which are borne solely by the Company. In certain geographic markets, the Company and Sanofi share selling and advertising and promotion (“A&P”) costs, as well as product profits based on contractual percentages. In the geographic markets where the Company is deemed to be the principal in transactions with customers and invoices sales, the Company recognizes all revenues from sales of the product along with the related product costs. In these markets, all selling and A&P expenses incurred by the Company and all contractual payments to Sanofi are recognized in SG&A expenses. In geographic markets where Sanofi is deemed to be the principal in transactions with customers and invoices sales, the Company’s share of selling and A&P expenses is recognized in SG&A expenses, and the Company recognizes its share of income attributable to the contractual payments made by Sanofi to the Company in these territories, on a net basis, as a component of “other revenue.”

In April 2010, the Company and Sanofi entered into an amendment to the Collaboration Agreement. Pursuant to the terms of the amendment, the Company took full operational control over the promotion, marketing and R&D decisions for ACTONEL and ATELVIA in the United States and Puerto Rico, and assumed responsibility for all associated costs relating to those activities. Prior to the amendment, the Company shared such costs with Sanofi in these territories. The Company remained the principal in transactions with customers in the United States and Puerto Rico and continues to invoice all sales in these territories. In return, it was agreed that for the remainder of the term of the Collaboration Agreement, Sanofi would receive, as part of the global collaboration agreement between the parties, payments from the Company which, depending on actual net sales in the United States and Puerto Rico, are based on an agreed percentage of either United States and Puerto Rico actual net sales or an agreed minimum sales threshold for the territory. As of June 30, 2013, the fixed minimum payments under the Collaboration Agreement relating to the United States and Puerto Rico totaled $125 million, all of which will be payable in the year ending December 31, 2014.

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

For the quarters and six months ended June 30, 2013 and 2012, the Company recognized net sales, other revenue and co-promotion expenses as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Net sales
ACTONEL	$84	$134	$183	$265
ATELVIA	18	16	37	32
Other revenue
ACTONEL	12	16	24	31
Co-promotion expense
ACTONEL / ATELVIA	50	60	100	120

9. Inventories

Inventories consisted of the following:

(dollars in millions)	As of June 30, 2013	As of December 31, 2012
Finished goods	$59	$57
Work-in-progress / Bulk	29	26
Raw materials	38	30

Total	$126	$113

Total inventories are net of $35 million and $22 million related to inventory obsolescence reserves as of June 30, 2013 and December 31, 2012, respectively.

Product samples are stated at cost ($7 million and $8 million as of June 30, 2013 and December 31, 2012, respectively) and are included in prepaid expenses and other current assets.

10. Goodwill and Intangible Assets

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

The Company’s intangible assets as of June 30, 2013 consisted of the following:

(dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
ASACOL / DELZICOL product family	$1,849	$847	$1,002
ENABLEX	506	299	207
ATELVIA	241	43	198
ACTONEL	525	450	75
ESTRACE Cream	411	358	53
Other products	1,485	1,453	32

Total definite-lived intangible assets	5,017	3,450	1,567

Indefinite-lived intangible assets:
Trademark	30	—	30

Total intangible assets, net	$5,047	$3,450	$1,597

The Company’s intangible assets as of December 31, 2012 consisted of the following:

(dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
ASACOL / DELZICOL product family	$1,849	$742	$1,107
ENABLEX	506	252	254
ATELVIA	241	31	210
ACTONEL	525	413	112
ESTRACE Cream	411	343	68
Other products	1,485	1,449	36

Total definite-lived intangible assets	5,017	3,230	1,787

Indefinite-lived intangible assets:
Trademark	30	—	30

Total intangible assets, net	$5,047	$3,230	$1,817

Aggregate amortization expense related to intangible assets was $110 million and $124 million for the quarters ended June 30, 2013 and 2012, respectively, and was $220 million and $254 million for the six months ended June 30, 2013 and 2012, respectively. The Company continuously reviews its products’ remaining useful lives based on each product’s estimated future cash flows. The Company may incur material impairment charges or accelerate the amortization of certain intangible assets based on triggering events that reduce expected future cash flows, including those events relating to the loss of market exclusivity for any of the Company’s products as a result of the expiration of a patent, the expiration of U.S. Food and Drug Administration (“FDA”) exclusivity or an at-risk launch of a competing generic product. Based on the Company’s review of future cash flows, the Company recorded an impairment charge in the quarter ended June 30, 2012 of $106 million, $101 million of which was attributable to the impairment of the Company’s DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s (“Impax”) proposed generic version of the Company’s DORYX 150 mg product (“DORYX 150”) infringed U.S. Patent No. 6,958,161 covering DORYX 150 (the “‘161 Patent”) and Mylan’s subsequent introduction of a generic product in early May 2012. For a discussion of the DORYX patent litigation and the Company’s other ongoing patent litigation, refer to “Note 15”.

Estimated amortization expense based on current forecasts (excluding indefinite-lived intangible assets) for the period from July 1, 2013 to December 31, 2013 and for each of the next five years is as follows:

(dollars in millions)	Amortization

2013 (remaining)	$220
2014	369
2015	291
2016	185
2017	157
2018	130
Thereafter	215

$1,567

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(dollars in millions)	As of June 30, 2013	As of December 31, 2012
Product rebate accruals (commercial and government)	$237	$269
Sales return reserves	124	118
Customer loyalty and coupon programs	46	47
Payroll, commissions, and employee costs	29	35
Interest payable	29	29
Professional fees	29	17
U.S. branded prescription drug fee	18	—
Severance accruals(1)	15	31
R&D expense accruals	9	4
Litigation-related accruals	8	6
Obligations under product licensing and distribution agreements	8	10
Liabilities related to dividends declared	7	7
Deferred liabilities	3	3
Withholding taxes	2	12
ACTONEL co-promotion liability	—	49
Other	27	31

Total	$591	$668

(1)	Severance liabilities included as a component of other non-current liabilities totaled $1 million as of each of June 30, 2013 and December 31, 2012.

12. Indebtedness

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

The fair value as of June 30, 2013 and December 31, 2012 of the Company’s debt outstanding under its Senior Secured Credit Facilities, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,233 million ($2,233 million book value) and $2,744 million ($2,718 million book value), respectively.

As of June 30, 2013, there were letters of credit totaling $2 million outstanding. As a result, the Company had $248 million available under the Revolving Credit Facility as of June 30, 2013. During the quarter and six months ended June 30, 2013, the Company made optional prepayments of $150 million and $400 million, respectively, of its term loan indebtedness under the Senior Secured Credit Facilities.

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

The fair value of the Company’s outstanding 7.75% Notes ($1,250 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,350 million and $1,325 million as of June 30, 2013 and December 31, 2012, respectively.

Components of Indebtedness

As of June 30, 2013, the Company’s outstanding debt included the following:

(dollars in millions)	Current Portion as of June 30, 2013	Long-Term Portion as of June 30, 2013	Total Outstanding as of June 30, 2013
Revolving Credit Facility under the Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	189	2,044	2,233
7.75% Notes (including $7 unamortized premium)	1	1,256	1,257

Total	$190	$3,300	$3,490

As of June 30, 2013, scheduled mandatory principal repayments of long-term debt for the period from July 1, 2013 to December 31, 2013 and in each of the five years ending December 31, 2014 through 2018 were as follows:

(dollars in millions) Year Ending December 31,	Aggregate Maturities
2013 (remaining)	$91
2014	197
2015	242
2016	87
2017	84
2018	2,782

Total long-term debt to be settled in cash	$3,483
7.75% Notes unamortized premium	7

Total long-term debt	$3,490

13. Stock-Based Compensation Plans

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

Total stock-based compensation expense recognized for the quarters ended June 30, 2013 and 2012 was $7 million and $6 million, respectively, and for the six months ended June 30, 2013 and 2012 was $13 million and $12 million, respectively. Unrecognized future stock-based compensation expense was $38 million as of June 30, 2013. This amount will be recognized as an expense over a remaining weighted average period of 1.2 years.

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

	Six Months ended June 30, 2013	Year ended December 31, 2012
Dividend yield	3.34 - 3.49%	0 - 4.15%
Expected volatility	40.00%	38.00 - 40.00%
Risk-free interest rate	1.78 - 2.02%	1.76 - 1.87%
Expected term (years)	6.00	6.00

The weighted average remaining contractual term of all outstanding options to purchase ordinary shares granted was 7 years as of June 30, 2013.

The following is a summary of equity award activity for unvested restricted ordinary shares/share units in the period from December 31, 2012 through June 30, 2013:

	Restricted Share/Share Unit Grants
(in millions except per share amounts)	Shares/Share Units	Weighted Average Fair Value per share on Grant Date
Unvested restricted ordinary shares/share units, at December 31, 2012	2.5	$19.03
Granted share units	2.1	14.18
Vested shares/share units	(0.8)	19.29
Forfeited shares/share units	(0.3)	16.10

Unvested restricted ordinary shares/share units, at June 30, 2013	3.5	$16.30

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2012 through June 30, 2013:

	Options to Purchase Ordinary Shares
(in millions except per option amounts)	Options	Weighted Average Fair Value per Option on Grant Date	Weighted Average Exercise Price per Option
Balance at December 31, 2012	5.8	$6.29	$10.50
Granted options	1.2	4.06	14.34
Exercised options	(0.6)	6.58	5.33
Forfeited options	(0.2)	6.90	14.26

Balance at June 30, 2013	6.2	$5.79	$11.59

Vested and exercisable at June 30, 2013	4.0	$5.67	$9.78

The intrinsic value of non-qualified options to purchase ordinary shares is calculated as the difference between the closing price of the Company’s ordinary shares and the exercise price of the non-qualified options to purchase ordinary shares that had a strike price below the closing price. The total intrinsic value for the non-qualified options to purchase ordinary shares that are “in-the-money” as of June 30, 2013 was as follows:

(in millions except per option and per share amounts)	Number of Options	Weighted Average Exercise Price per Option	Closing Stock Price per Share	Total Intrinsic Value
Balance outstanding at June 30, 2013	5.7	$10.82	$19.91	$52
Vested and exercisable at June 30, 2013	3.7	$8.97	$19.91	$40

14. Commitments and Contingencies

Product Development Agreements

In July 2007, the Company entered into an agreement with Paratek Pharmaceuticals Inc. (“Paratek”) under which it acquired certain rights to novel tetracyclines under development for the treatment of acne and rosacea. The Company paid an up-front fee of $4 million and agreed to reimburse Paratek for R&D expenses incurred during the term of the agreement. In September 2010, the Company made a $1 million milestone payment to Paratek upon the achievement of a developmental milestone. In June 2012, the Company made a $2 million milestone payment to Paratek upon the achievement of a developmental milestone, which was included in R&D expenses in the quarter and six months ended June 30, 2012. The Company may make additional payments to Paratek upon the achievement of certain developmental milestones that could aggregate up to $21 million. In addition, the Company agreed to pay royalties to Paratek based on the net sales, if any, of the products covered under the agreement.

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

The Company takes these matters seriously and submitted a written response to the FDA in April 2012. Following its receipt of the Form 483 observation letter, the Company immediately initiated efforts to address the issues identified by the FDA. In March and April 2013, the FDA re-inspected the Fajardo facility and issued a Form 483 observation letter at the conclusion thereof that identified two observations, which did not directly relate to the issues listed in the warning letter. The Company provided its response to such observations to the FDA in early May 2013. In June 2013, the FDA issued the Company a warning letter close out letter, informing the Company that it had addressed the issues raised by the FDA in the warning letter.

15. Legal Proceedings

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

Approximately 80% of the complaints filed against, or tendered to, the Company did not specify the HT drug alleged to have caused the plaintiff’s injuries. These complaints broadly allege that the plaintiff suffered injury as a result of an HT product. The Company has sought the dismissal of lawsuits that, after further investigation, do not involve any of its products. The Company has successfully reduced the number of HT suits it will have to defend. Of the approximately 721 suits that were filed against, or tendered to, the Company, 564 have been dismissed and 94 involving ESTRACE have been successfully tendered to Bristol-Myers Squibb Company (“Bristol-Myers”) pursuant to an indemnification provision in the asset purchase agreement pursuant to which the Company acquired ESTRACE. The purchase agreement included an indemnification agreement whereby Bristol-Myers indemnified the Company for product liability exposure associated with ESTRACE products that were shipped prior to July 2001. Although it is impossible to predict with certainty the outcome of any litigation, an unfavorable outcome in these proceedings is not anticipated. An estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

ACTONEL Product Liability Litigation

The Company is a defendant in approximately 264 cases and a potential defendant with respect to approximately 380 unfiled claims involving a total of approximately 652 plaintiffs and potential plaintiffs relating to the Company’s bisphosphonate prescription drug ACTONEL. The claimants allege, among other things, that ACTONEL caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. The Company is in the initial stages of discovery in these litigations. The 380 unfiled claims involve potential plaintiffs that have agreed, pursuant to a tolling agreement, to postpone the filing of their claims against the Company in exchange for the Company’s agreement to suspend the statutes of limitations relating to their potential claims. In addition, the Company is aware of four purported product liability class actions that were brought against the Company in provincial courts in Canada alleging, among other things, that ACTONEL caused the plaintiffs and the proposed class members who ingested ACTONEL to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Of the approximately 656 total ACTONEL-related claims, approximately 157 include ONJ-related claims, approximately 481 include AFF-related claims and approximately 4 include both ONJ and AFF-related claims. The Company is reviewing these lawsuits and potential claims and intends to defend these claims vigorously.

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

In May 2013, the Company entered into a settlement agreement in respect of up to 74 ONJ-related claims, subject to the acceptance thereof by the individual respective claimants. The Company recorded a charge in the six months ended June 30, 2013 in the amount of $2 million in accordance with ASC Topic 450 “Contingencies” in connection with the Company’s entry into the settlement agreement. This charge represents the Company’s current estimate of the aggregate amount that is probable to be paid by the Company in connection with the settlement agreement. Assuming that all of the relevant claimants accept the settlement agreement, approximately 582 ACTONEL-related claims would remain outstanding, of which approximately 83 include ONJ-related claims, approximately 481 include AFF-related claims and approximately 4 include both ONJ and AFF-related claims. However, it is impossible to predict with certainty (i) the number of such individual claimants that will accept the settlement agreement or (ii) the outcome of any litigation with claimants rejecting the settlement or other plaintiffs and potential plaintiffs with ONJ, AFF or other ACTONEL-related claims, and the Company can offer no assurance as to the likelihood of an unfavorable outcome in any of these matters. An estimate of the potential loss, or range of loss, if any, to the Company relating to proceedings with (i) claimants rejecting the settlement or (ii) other plaintiffs and potential plaintiffs with ONJ, AFF or other ACTONEL-related claims is not possible at this time.

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

Other LOESTRIN 24 FE Litigation

Commencing in April 2013, multiple putative antitrust class actions were filed against the Company, Actavis and Lupin in the U.S. District Court for the Eastern District of Pennsylvania, the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Rhode Island by purported direct and indirect purchasers of the Company’s LOESTRIN 24 FE product. The Company has filed a motion with the Joint Panel on Multidistrict Litigation to consolidate all of the actions in a single proceeding before a single court, which is pending.

The complaints allege that the plaintiffs paid higher prices for the Company’s LOESTRIN 24 FE product as a result of the Company’s and Actavis’s and/or Lupin’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek, among other things, unspecified treble, multiple and/or punitive damages, injunctive relief and attorneys’ fees.

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

LO LOESTRIN FE

In July 2011 and April 2012, the Company received Paragraph IV certification notice letters from Lupin and Actavis indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of the Company’s oral contraceptive, LO LOESTRIN FE. The notice letters contend that the ‘394 Patent and the Company’s U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover LO LOESTRIN FE and expire in 2014 and 2029, respectively, are invalid and/or not infringed. The Company filed a lawsuit against Lupin in September 2011 and against Actavis in May 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent and the ‘984 Patent. A joint trial has been scheduled to begin on October 7, 2013. The Company has granted Lupin and Actavis covenants not to sue on the ‘394 Patent with regard to their ANDAs seeking approval for a generic version of LO LOESTRIN FE, and the court dismissed all claims concerning the ‘394 Patent in the Lupin and the Actavis litigations in December 2012 and February 2013, respectively. The lawsuits result in a stay of FDA approval of each defendant’s ANDA for 30 months from the date of the Company’s receipt of such defendant’s notice letter, subject to the prior resolution of the matter before the court.

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

In September 2011, the Company received FDA approval for a dual-scored DORYX 150 product, which today accounts for all but a de minimis amount of the Company’s DORYX net sales, and filed a citizen petition requesting that the FDA refrain from granting final approval to any DORYX 150 ANDA unless the ANDA filer’s product also adopts a dual-scored configuration and has the same labeling as the Company’s dual-scored DORYX 150 product. On February 8, 2012, the FDA denied the Company’s citizen petition and granted final approval to Mylan for its generic version of DORYX 150. As of July 15, 2013, Impax has not yet received final approval of its ANDA from the FDA with respect to DORYX 150 and has forfeited its “first filer” status.

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

The loss of exclusivity for DORYX 150 resulted in a significant decline in the Company’s DORYX 150 revenues in the year ended December 31, 2012. In addition, the Company recorded an impairment charge of $101 million in the quarter ended June 30, 2012 related to its DORYX intangible asset. On November 9, 2012, Mylan made an application to the District Court seeking to recover damages under the Bond, alleging it was damaged from the District Court’s entry of injunctions prior to the District Court’s decision on the merits. The Company recorded a charge in the year ended December 31, 2012 in accordance with ASC Topic 450 “Contingencies” in the amount of $6 million in connection with the Federal Circuit’s judgment and Mylan’s application for damages. This charge represents the Company’s current estimate of the aggregate amount that is probable to be paid in connection with Mylan’s damages claim.

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

The Company and Mayne moved to dismiss the claims of Mylan, the direct purchasers, the indirect purchasers and the retailers. On November 21, 2012, the Federal Trade Commission filed with the court an amicus curiae brief supporting the plaintiffs’ theory of relief. On June 12, 2013, the court entered a denial, without prejudice, of the Company and Mayne’s motions to dismiss. Discovery is ongoing in the consolidated cases. Plaintiffs’ motions for class certification remain pending before the court, with no class having yet been certified.

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

16. Income Taxes

The Company operates in many tax jurisdictions, including: Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. The Company’s effective tax rate for the quarter and six months ended June 30, 2013 was 16% and 19%, respectively. The Company’s effective tax rate for the quarter and six months ended June 30, 2012 was 41% and 30%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which the Company operates, the impact of discrete items, as well as the overall level of consolidated income before income taxes. The Company’s effective tax rate is impacted by a significant portion of the Company’s pretax income being generated in Puerto Rico, which is taxed at 2%. As a result, the estimated annual effective tax rates applied to income before discrete items for the periods are significantly below 35%. For the six months ended June 30, 2013, the discrete items did not have a significant impact on the effective tax rate. For the six months ended June 30, 2012, the discrete items, all of which negatively impacted the Company’s effective tax rate, included reserves related to the restructuring of certain of the Company’s Western European operations as well as the impairment charge relating to the DORYX intangible asset. The Company’s estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes.”

17. Segment Information

Effective October 1, 2012, the Company considers its business to be a single segment entity constituting the development, manufacture and sale on a global basis of pharmaceutical products. The Company’s chief operating decision maker (the “CEO”) evaluates the various global products on a net sales basis. Executives reporting to the CEO include those responsible for operations and supply chain management, R&D, sales and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. In addition, the CEO reviews U.S. revenue specifically as it constitutes the substantial majority of the Company’s overall revenue. Prior to October 1, 2012, the Company’s business was organized as two segments: North America and the Rest of World, consistent with how the Company’s business was run at that time.

The following table presents total revenues by product for the quarters and six months ended June 30, 2013 and 2012:

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue breakdown by product:
ASACOL	$140	$187	$293	$398
ACTONEL(1)	96	150	207	296
LOESTRIN 24 FE	91	97	184	205
DELZICOL	67	—	72	—
LO LOESTRIN FE	59	34	111	62
ESTRACE Cream	53	46	106	98
ENABLEX	30	41	72	85
DORYX	22	23	41	53
ATELVIA	18	16	37	32
Other Women’s Healthcare	12	14	24	29
Other Hormone Therapy	11	7	23	21
Other Oral Contraceptives	6	4	12	10
Other products	4	12	11	24
Contract manufacturing product sales	2	4	8	6
Other revenue	2	3	5	4

Total revenue	$613	$638	$1,206	$1,323

(1)	Other revenue related to ACTONEL is combined with product net sales for purposes of presenting revenue by product.

The following table presents total revenue by significant country of domicile for the quarters and six months ended June 30, 2013 and 2012:

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
United States	$536	$525	$1,049	$1,092
Canada	18	24	32	47
United Kingdom / Republic of Ireland	13	13	26	26
France	11	27	22	57
Spain	6	9	12	18
Puerto Rico	3	7	12	12
Other	12	14	24	36

Total net sales	599	619	1,177	1,288
Other revenue(1)	14	19	29	35

Total revenue	$613	$638	$1,206	$1,323

(1)	Includes royalty revenue and contractual payments from the Company’s co-promotion partners.

18. Reliance on Significant Suppliers

In the event that a significant supplier (including a third-party manufacturer, packager or supplier of certain active pharmaceutical ingredients, or “API”) suffers an event that causes it to be unable to manufacture or package the Company’s product or meet the Company’s API requirements for a sustained period and the Company is unable to obtain the product or API from an alternative supplier, the resulting shortages of inventory could have a material adverse effect on the Company’s business. The following table presents, by category of supplier, the percentage of the Company’s total revenues generated from products provided by each individual third-party supplier accounting for 10% or more of the Company’s total revenues.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
API Supply:
Cambrex Corporation	31%	26%	25%	26%
Lonza Inc.	19%	26%	20%	25%
Bayer	18%	17%	18%	18%
Merck & Co., Inc.	10%	5%	9%	5%

Manufacturing:
Norwich Pharmaceuticals Inc. (“NPI”)	19%	26%	20%	25%

Packaging:
NPI	32%	27%	28%	28%
Packaging Coordinators, Inc. (formerly AndersonBrecon)	13%	15%	14%	15%

19. Retirement Plans

The Company has defined benefit retirement pension plans covering certain employees in Western Europe. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

The net periodic benefit (income) of the Company’s non-U.S. defined benefit plans amounted to $(1) million and $(7) million for the quarters ended June 30, 2013 and 2012, respectively. Included in the net periodic benefit (income) for the quarters ended June 30, 2013 and 2012 are curtailment gains of $(1) million and $(7) million, respectively, in connection with the Western European restructuring described in “Note 4.” The net periodic benefit (income) of the Company’s non-U.S. defined benefit plans amounted to $0 and $(7) million for the six months ended June 30, 2013 and 2012, respectively. Included in the net periodic benefit (income) for the six months ended June 30, 2013 and 2012 are curtailment gains of $(1) million and $(8) million, respectively, in connection with the Western European restructuring.

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

Unless otherwise noted or the context otherwise requires, references in this Form 10-Q to “Warner Chilcott,” “the Company,” “our company,” “we,” “us” or “our” refer to Warner Chilcott Public Limited Company and its direct and indirect subsidiaries.

Summary

The following are certain significant events that have occurred in 2013:

•

During the six months ended June 30, 2013, we made optional prepayments in an aggregate amount of $400 million of our term loan indebtedness under the Senior Secured Credit Facilities (as defined below);

•

In connection with the restructuring of our Western European operations announced in April 2011, we recorded restructuring income of $2 million and $3 million in the quarter and six months ended June 30, 2013, respectively. We do not expect to record any material expenses relating to the Western European restructuring in future periods;

•

In February 2013, the U.S. Food and Drug Administration (“FDA”) approved DELZICOL (mesalamine) 400 mg delayed-release capsules, our new 400 mg mesalamine product indicated for the treatment of mildly to moderately active ulcerative colitis and for the maintenance of remission of ulcerative colitis. We commercially launched DELZICOL in March 2013;

•

In April 2013, the FDA approved a 200 mg strength of DORYX (doxycycline hyclate) Delayed-Release Tablets, a tetracycline-class oral antibiotic. We commercially launched DORYX Delayed-Release 200 mg Tablets in July 2013;

•

In May 2013, the FDA approved a new oral contraceptive, norethindrone acetate and ethinyl estradiol chewable tablets and ferrous fumarate tablets, for the prevention of pregnancy. In July 2013, the FDA approved the use of the MINASTRIN 24 FE trade name for this product, and we anticipate that we will commercially launch this product, under the MINASTRIN 24 FE trade name, in early August 2013;

•

On May 19, 2013, we entered into a Transaction Agreement (the “Transaction Agreement”) with, among others, Actavis, Inc., a Nevada corporation (“Actavis”), Actavis Limited, a private limited company organized under the laws of Ireland (“New Actavis”), and Actavis W.C. Holding 2 LLC, a limited liability company organized in Nevada and a wholly-owned subsidiary of New Actavis (“U.S. Merger Sub”). Under the terms of the Transaction Agreement, (a) New Actavis will acquire us pursuant to a scheme of arrangement under Section 201 of the Irish Companies Act 1963 and (b) U.S. Merger Sub will merge with and into Actavis, with Actavis as the surviving corporation in the merger;

•	In June 2013, the FDA issued us a close out letter, informing us that we had addressed the issues raised by the FDA in its March 2012 warning letter;

•	On June 14, 2013, we paid a semi-annual cash dividend under the Dividend Policy (as defined below) in the amount of $0.25 per share, or $63 million in the aggregate;

•	Our revenue for the quarter ended June 30, 2013 was $613 million and our net income was $108 million; and

•	Our revenue for the six months ended June 30, 2013 was $1,206 million and our net income was $221 million.

Actavis Transaction

On May 19, 2013, we entered into the Transaction Agreement with, among others, Actavis, New Actavis and U.S. Merger Sub. Under the terms of the Transaction Agreement, (a) New Actavis will acquire us (the “Acquisition”) pursuant to a scheme of arrangement under Section 201 of the Irish Companies Act 1963 (the “Scheme”) and (b) U.S. Merger Sub will merge with and into Actavis, with Actavis as the surviving corporation in the merger (the “Merger” and, together with the Acquisition, the “Transaction”). At the effective time of the Scheme, each of our shareholders will be entitled to receive 0.160 of a newly issued New Actavis ordinary share in exchange for each ordinary share of ours held by such shareholder. Cash will be paid in lieu of any fractional shares of New Actavis. At the effective time of the Merger, each outstanding Actavis common share will be converted into the right to receive one New Actavis ordinary share. As a result of the Transaction, both we and Actavis will become wholly owned subsidiaries of New Actavis.

The Transaction Agreement provides that if the Transaction Agreement is terminated (i) by us following the board of directors of Actavis changing its recommendation to the Actavis stockholders to approve the Transaction Agreement (except in limited circumstances) or (ii) by us or Actavis following the failure of the Actavis stockholders to approve the Transaction Agreement following the board of directors of Actavis changing its recommendation (except in limited circumstances), then Actavis shall pay to us $160 million, subject to reduction in certain circumstances. The Transaction Agreement also contains customary representations, warranties and covenants by Actavis and us.

In addition, on May 19, 2013, we and Actavis entered into an Expenses Reimbursement Agreement (the “ERA”), the terms of which have been consented to by the Irish Takeover Panel for purposes of Rule 21.2 of the Irish Takeover Rules only. Under the ERA, we have agreed to pay to Actavis the documented, specific and quantifiable third party costs and expenses incurred by Actavis in connection with the Acquisition upon the termination of the Transaction Agreement in certain specified circumstances. The maximum amount payable by us to Actavis pursuant to the ERA is an amount equal to one percent of the aggregate value of our issued share capital.

The proposed Transaction has been unanimously approved by our board of directors and the board of directors of Actavis, and is supported by the management teams of both companies. We currently expect the Transaction to close in the second half of 2013, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies, certain regulatory approvals and the approval of the Irish High Court. On July 11, 2013, Actavis and we announced that we had each received a request for additional information from the Federal Trade Commission (“FTC”) in connection with the Transaction. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after Actavis and we have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. On July 15, 2013, the German Federal Cartel Office granted clearance in connection with the Transaction.

2012 Strategic Transactions

During 2012, we announced the following strategic transactions that impacted our results of operations and may continue to have an impact on our future operations.

Current Redemption Program

In November 2011, we announced that our Board of Directors had authorized the redemption of up to an aggregate of $250 million of our ordinary shares (the “Prior Redemption Program”). Pursuant to our Prior Redemption Program, we recorded the redemption of 1.9 million ordinary shares (at an aggregate cost of $32 million) in the six months ended June 30, 2012. Following the settlement of such redemptions, we cancelled all shares redeemed. As a result of the redemptions recorded during the six months ended June 30, 2012, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 505 “Equity,” we recorded a decrease in ordinary shares at par value of $0.01 per share, and an increase in an amount equal to the aggregate purchase price above par value in accumulated deficit of approximately $32 million in the six months ended June 30, 2012. The Prior Redemption Program allowed us to redeem up to an aggregate of $250 million of our ordinary shares and was to terminate on the earlier of December 31, 2012 or the redemption by us of an aggregate of $250 million of our ordinary shares.

On August 7, 2012, we announced that our Board of Directors had authorized the renewal of the Prior Redemption Program. The renewed program (the “Current Redemption Program”) replaced the Prior Redemption Program and allows us to redeem up to an aggregate of $250 million of our ordinary shares in addition to those redeemed under the Prior Redemption Program. The Current Redemption Program will terminate on the earlier of December 31, 2013 or the redemption of an aggregate of $250 million of our ordinary shares. As of June 30, 2013, we had not redeemed any ordinary shares under the Current Redemption Program, and consequently $250 million remained available for redemption thereunder. The Current Redemption Program does not obligate us to redeem any number of ordinary shares or an aggregate of ordinary shares equal to the full $250 million authorization and may be suspended at any time or from time to time. Under the terms of the Transaction Agreement, our ability to redeem ordinary shares is subject to Actavis’s consent.

2012 Special Dividend Transaction and Related Financing

On September 10, 2012, we paid a special cash dividend in the amount of $4.00 per share, or $1,002 million in the aggregate (the “2012 Special Dividend”). At the time of the 2012 Special Dividend our retained earnings were in a deficit position and consequently the 2012 Special Dividend reduced our additional paid-in-capital from $63 million to zero as of August 31, 2012 and increased our accumulated deficit by $939 million. The 2012 Special Dividend was funded, in part, by $600 million of additional term loans borrowed under the Senior Secured Credit Facilities (as defined below) on August 20, 2012. The incurrence of this indebtedness impacted our interest expense during the quarter and six months ended June 30, 2013 as compared to the prior year periods.

Dividend Policy

On August 7, 2012, we announced a dividend policy (the “Dividend Policy”) relating to the payment of a total annual cash dividend to our ordinary shareholders of $0.50 per share in equal semi-annual installments of $0.25 per share. On December 14, 2012, we paid our first semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, or $62 million in the aggregate. The December 2012 semi-annual dividend reduced our additional paid-in-capital from $5 million to zero as of November 30, 2012 and increased our accumulated deficit by $57 million. On June 14, 2013, we paid a semi-annual cash dividend under the Dividend Policy in the amount of $0.25 per share, or $63 million in the aggregate. The June 2013 semi-annual dividend reduced our additional paid-in-capital from $17 million to zero as of May 31, 2013 and increased our accumulated deficit by $46 million. Any declaration by our Board of Directors to pay future cash dividends subsequent to the June 2013 semi-annual dividend is subject to Actavis’s consent under the terms of the Transaction Agreement and would also depend on our earnings and financial condition and other relevant factors at such time.

Operating Results for the quarters and six months ended June 30, 2013 and 2012

Revenue

The following table sets forth our total revenue for the quarters and six months ended June 30, 2013 and 2012, with the corresponding dollar and percentage changes:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Women’s Healthcare:
Oral Contraceptives
LOESTRIN 24 FE	$91	$97	$(6)	(6)%	$184	$205	$(21)	(10)%
LO LOESTRIN FE	59	34	25	74%	111	62	49	79%
Other Oral Contraceptives	6	4	2	50%	12	10	2	20%

Total Oral Contraceptives	156	135	21	16%	307	277	30	11%

Osteoporosis
ACTONEL(1)	96	150	(54)	(36)%	207	296	(89)	(30)%
ATELVIA	18	16	2	13%	37	32	5	16%

Total Osteoporosis	114	166	(52)	(31)%	244	328	(84)	(26)%

Hormone Therapy
ESTRACE Cream	53	46	7	15%	106	98	8	8%
Other Hormone Therapy	11	7	4	57%	23	21	2	10%

Total Hormone Therapy	64	53	11	21%	129	119	10	8%

Other women’s healthcare products	12	14	(2)	(14)%	24	29	(5)	(17)%

Total Women’s Healthcare	346	368	(22)	(6)%	704	753	(49)	(7)%

Gastroenterology:
ASACOL	140	187	(47)	(25)%	293	398	(105)	(26)%
DELZICOL	67	—	67	100%	72	—	72	100%

Total Gastroenterology	207	187	20	11%	365	398	(33)	(8)%

Urology:
ENABLEX	30	41	(11)	(27)%	72	85	(13)	(15)%

Dermatology:
DORYX	22	23	(1)	(4)%	41	53	(12)	(23)%

Other:
Other products net sales	4	12	(8)	(67)%	11	24	(13)	(54)%
Contract manufacturing product sales	2	4	(2)	(50)%	8	6	2	33%
Other revenue(2)	2	3	(1)	(33)%	5	4	1	25%

Total Revenue	$613	$638	$(25)	(4)%	$1,206	$1,323	$(117)	(9)%

(1)	Includes “other revenue” of $12 million and $16 million for the quarters ended June 30, 2013 and 2012, respectively, and $24 million and $31 million for the six months ended June 30, 2013 and 2012, respectively, as reported in our condensed consolidated statement of operations, resulting from the collaboration agreement with Sanofi-Aventis U.S. LLC (“Sanofi”).
(2)	Excludes “other revenue” of $12 million and $16 million for the quarters ended June 30, 2013 and 2012, respectively, and $24 million and $31 million for the six months ended June 30, 2013 and 2012, respectively, as reported in our condensed consolidated statement of operations, resulting from the collaboration agreement with Sanofi.

Total revenue in the quarter ended June 30, 2013 was $613 million, a decrease of $25 million, or 4%, compared to the quarter ended June 30, 2012. This decrease was driven primarily by a decline in ACTONEL revenues of $54 million, due in large part to overall declines in the U.S. oral bisphosphonate market and continued declines in ACTONEL revenues in Western Europe and Canada following the 2010 loss of exclusivity in both regions, offset, in part, by combined net sales growth in our gastroenterology franchise. Within our gastroenterology franchise, a decrease in ASACOL net sales of $47 million in the quarter ended June 30, 2013 as compared to the prior year quarter, due primarily to our transition from ASACOL 400 mg to DELZICOL, was more than offset by DELZICOL net sales of $67 million in the quarter ended June 30, 2013. We also reported net sales growth in certain other promoted products, primarily LO LOESTRIN FE, which saw an increase in net sales of $25 million, or 74%, in the quarter ended June 30, 2013 as compared to the prior year quarter.

Total revenue in the six months ended June 30, 2013 was $1,206 million, a decrease of $117 million, or 9%, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in ASACOL net sales of $105 million, due primarily to our transition from ASACOL 400 mg to DELZICOL, and a decline in ACTONEL revenues of $89 million, due in large part to continued declines in ACTONEL revenues in Western Europe and Canada following the 2010 loss of exclusivity in both regions, as well as overall declines in the U.S. oral bisphosphonate market. These decreases were offset, in part, by net sales growth in certain promoted products, primarily DELZICOL and LO LOESTRIN FE, in the six months ended June 30, 2013 as compared to the prior year period.

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

Net sales of our oral contraceptive products increased $21 million, or 16%, in the quarter ended June 30, 2013, and $30 million, or 11%, in the six months ended June 30, 2013, compared to the prior year periods. LOESTRIN 24 FE generated net sales of $91 million in the quarter ended June 30, 2013, a decrease of 6%, compared with $97 million in the prior year quarter. During the six months ended June 30, 2013, LOESTRIN 24 FE generated net sales of $184 million, a decrease of 10%, compared with $205 million in the prior year period. LOESTRIN 24 FE filled prescriptions continue to be negatively impacted by our shift in promotional focus to LO LOESTRIN FE beginning in early 2011. More specifically, the decrease in LOESTRIN 24 FE net sales in the quarter ended June 30, 2013 as compared to the prior year quarter was primarily due to a decrease in filled prescriptions of 27%, offset, in part, by higher average selling prices and a decrease in sales-related deductions relative to the prior year quarter. The decrease in LOESTRIN 24 FE net sales in the six months ended June 30, 2013 as compared to the prior year period was primarily due to a decrease in filled prescriptions of 25%, offset, in part, by higher average selling prices and a decrease in sales-related deductions relative to the prior year period. LO LOESTRIN FE, which is currently the primary promotional focus of our women’s healthcare sales force efforts, generated net sales of $59 million and $34 million in the quarters ended June 30, 2013 and 2012, respectively, an increase of 74%. The increase in LO LOESTRIN FE net sales in the quarter ended June 30, 2013 as compared to the prior year quarter primarily relates to an increase in filled prescriptions of 61%, a decrease in sales-related deductions and higher average selling prices. LO LOESTRIN FE generated net sales of $111 million and $62 million in the six months ended June 30, 2013 and 2012, respectively, an increase of 79%. The increase in LO LOESTRIN FE net sales in the six months ended June 30, 2013 as compared to the prior year period primarily relates to an increase in filled prescriptions of 69%, higher average selling prices and a decrease in sales-related deductions, offset, in part, by a contraction of pipeline inventories as compared to the prior year period. In May 2013, the FDA approved a new oral contraceptive, norethindrone acetate and ethinyl estradiol chewable tablets and ferrous fumarate tablets, for the prevention of pregnancy. In July 2013, the FDA approved the use of the MINASTRIN 24 FE trade name for this product, and we anticipate that we will commercially launch this product, under the MINASTRIN 24 FE trade name, in early August 2013. We expect that MINASTRIN 24 FE will become a promotional priority for our women’s healthcare sales force upon launch.

Revenues of our osteoporosis products decreased $52 million, or 31%, in the quarter ended June 30, 2013, and $84 million, or 26%, in the six months ended June 30, 2013, compared to the prior year periods. Total ACTONEL revenues were $96 million and $207 million, in the quarter and six months ended June 30, 2013, respectively, compared to $150 million and $296 million, respectively, in the prior year periods. Total ACTONEL revenues were comprised of the following components:

	Quarter Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(dollars in millions)	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
United States	$61	$90	$(29)	(32)%	$140	166	$(26)	(16)%
Non-U.S.	23	44	(21)	(48)%	43	99	(56)	(57)%

Total net sales	84	134	(50)	(37)%	183	265	(82)	(31)%

Other revenue	12	16	(4)	(25)%	24	31	(7)	(23)%

Total ACTONEL revenues	$96	$150	$(54)	(36)%	$207	$296	$(89)	(30)%

In the United States, ACTONEL net sales decreased $29 million, or 32%, in the quarter ended June 30, 2013 compared to the prior year quarter, primarily due to a decrease in filled prescriptions of 34% and an increase in sales-related deductions, offset, in part, by higher average selling prices and an expansion of pipeline inventories. In the six months ended June 30, 2013, ACTONEL net sales in the United States decreased $26 million, or 16%, compared to the prior year period, primarily due to a decrease in filled prescriptions of 34%, offset, in part, by higher average selling prices, an expansion of pipeline inventories and a decrease in sales-related deductions as compared to the prior year period. In the United States, ACTONEL filled prescriptions continue to decline due in part to declines in filled prescriptions within the overall U.S. oral bisphosphonate market. The declines in ACTONEL net sales outside of the United States in the quarter and six months ended June 30, 2013 compared to the prior year periods were due to the continued declines in ACTONEL revenues in Western Europe and Canada following the 2010 loss of exclusivity in both regions. We expect to continue to experience significant declines in total ACTONEL revenues in future periods. ATELVIA, which we began to promote in the United States in early 2011 and in Canada in early 2012, generated net sales of $18 million and $16 million in the quarters ended June 30, 2013 and 2012, respectively, and $37 million and $32 million in the six months ended June 30, 2013 and 2012, respectively. In the United States, ATELVIA net sales in the quarters ended June 30, 2013 and 2012 were $16 million and $14 million, respectively, an increase of 14%. The increase in ATELVIA net sales in the United States in the quarter ended June 30, 2013 compared to the prior year quarter was due to higher average selling prices and a decrease in sales-related deductions, offset, in part, by a decrease in filled prescriptions of 13%. In the United States, ATELVIA net sales in the six months ended June 30, 2013 and 2012 were $31 million and $30 million, respectively, an increase of 3%. The increase in ATELVIA net sales in the United States in the six months ended June 30, 2013 compared to the prior year period was due to higher average selling prices, offset, in part, by a decrease in filled prescriptions of 10%.

Net sales of our hormone therapy products increased $11 million, or 21%, in the quarter ended June 30, 2013, and $10 million, or 8%, in the six months ended June 30, 2013, as compared to the prior year periods. Net sales of ESTRACE Cream increased $7 million, or 15%, and $8 million, or 8%, in the quarter and six months ended June 30, 2013, respectively, as compared to the prior year periods. The increase in ESTRACE Cream net sales in the quarter ended June 30, 2013 compared to the prior year quarter was primarily due to higher average selling prices, an increase in filled prescriptions of 8% and a decrease in sales-related deductions relative to the prior year quarter. The increase in ESTRACE Cream net sales in the six months ended June 30, 2013 compared to the prior year period was due primarily to higher average selling prices and an increase in filled prescriptions of 8%, offset, in part, by an increase in sales-related deductions and a contraction of pipeline inventories relative to the prior year period.

Net sales of our gastroenterology products increased $20 million, or 11%, in the quarter ended June 30, 2013, and decreased $33 million, or 8%, in the six months ended June 30, 2013, compared to the prior year periods. Net sales of ASACOL were $140 million in the quarter ended June 30, 2013, a decrease of $47 million, or 25%, compared to the prior year quarter. ASACOL net sales in North America totaled $128 million and $175 million in the quarters ended June 30, 2013 and 2012, respectively, including net sales in the United States of $122 million and $169 million in the quarters ended June 30, 2013 and 2012, respectively. Net sales of ASACOL were $293 million in the six months ended June 30, 2013, a decrease of $105 million, or 26%, compared to the prior year period. ASACOL net sales in North America in the six months ended June 30, 2013 and 2012, totaled $268 million and $374 million, respectively, including net sales in the United States of $257 million and $362 million in the six months ended June 30, 2013 and 2012, respectively. The decrease in ASACOL net sales in the United States in the quarter and six months ended June 30, 2013 as compared to the prior year periods was due primarily to our decision to cease trade shipments of ASACOL 400 mg in the United States as we transitioned from ASACOL 400 mg to DELZICOL in March 2013, offset, in part, by an increase in net sales of ASACOL HD (800 mg). In the United States, our ASACOL 400 mg product accounted for approximately 35% and 73% of our total ASACOL net sales in the six months ended June 30, 2013 and 2012, respectively. In February 2013, the FDA approved DELZICOL, which we commercially launched in March 2013 and is currently a promotional focus of our gastroenterology sales force efforts. Net sales of DELZICOL for the quarter and six months ended June 30, 2013 were $67 million and $72 million, respectively. As a result of the terms pursuant to which we shipped the initial trade units of DELZICOL in the quarter ended March 31, 2013, we deferred $44 million of the gross revenues (which do not account for applicable sales-related deductions) generated thereby in accordance with ASC Topic 605 “Revenue Recognition” since the criteria to record such revenues were not met as of March 31, 2013. We recognized all of such deferred gross revenues (as reduced to account for applicable sales-related deductions) in our condensed consolidated statement of operations for the quarter ended June 30, 2013 as the criteria to record such revenues were achieved. We expect that the loss of ASACOL 400 mg net sales in the United States will be offset, in part, by net sales of DELZICOL and increased net sales of ASACOL HD (800 mg).

Net sales of ENABLEX decreased $11 million, or 27%, and $13 million, or 15%, in the quarter and six months ended June 30, 2013, respectively, compared to the prior year periods. ENABLEX net sales in the quarter ended June 30, 2013 were impacted by a decrease in filled prescriptions of 45% and a contraction of pipeline inventories, offset, in part, by a decrease in sales-related deductions and higher selling prices relative to the prior year quarter. ENABLEX net sales in the six months ended June 30, 2013 were impacted by a decrease in filled prescriptions of 39%, offset, in part, by a decrease in sales-related deductions, an expansion of pipeline inventories and higher average selling prices relative to the prior year period. We expect a continued decline in ENABLEX net sales in 2013 due in part to the promotional priorities of our urology sales force.

Net sales of DORYX decreased $1 million, or 4%, and $12 million, or 23%, in the quarter and six months ended June 30, 2013, respectively, compared to the prior year periods. The decrease in DORYX net sales in the quarter and six months ended June 30, 2013 relative to the prior year periods was due primarily to the introduction of generic competition for our DORYX 150 mg product (“DORYX 150”) following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan Pharmaceuticals Inc.’s (“Mylan”) nor Impax Laboratories, Inc.’s (“Impax”) proposed generic version of DORYX 150 infringed U.S. Patent No. 6,958,161 covering DORYX 150 and Mylan’s subsequent introduction of a generic product in early May 2012. In April 2013, the FDA approved a 200 mg strength of DORYX (doxycycline hyclate) Delayed-Release Tablets, which we commercially launched in July 2013.

See “Note 15” to the Notes to the condensed consolidated financial statements included elsewhere in this report for a description of our legal proceedings relating to a number of our key products described above. In addition, see our Annual Report on Form 10-K, including the Risk Factors section, for a discussion of certain key factors affecting our revenue from period to period, including changes in the level of competition faced by our products due to the introduction of generic equivalents of our branded products prior to, or following, the loss of regulatory exclusivity or patent protection.

Cost of Sales (excluding amortization and impairment of intangible assets)

The table below shows the calculation of cost of sales and cost of sales, as a percentage of product net sales, for the quarters and six months ended June 30, 2013 and 2012:

(dollars in millions)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	$ Change	Percent Change
Product net sales	$599	$619	$(20)	(3)%

Cost of sales (excluding amortization and impairment)	81	70	11	16%

Cost of sales percentage	14%	11%

(dollars in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ Change	Percent Change
Product net sales	$1,177	$1,288	$(111)	(9)%

Cost of sales (excluding amortization and impairment)	151	142	9	6%

Cost of sales percentage	13%	11%

Cost of sales (excluding amortization and impairment) increased $11 million, or 16%, and $9 million, or 6%, in the quarter and six months ended June 30, 2013, respectively, compared to the prior year periods, due primarily to costs incurred in the current year periods in relation to pre-launch preparation for products approved during the first half of 2013, as well as changes in the mix and volume of products sold.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses were comprised of the following for the quarters and six months ended June 30, 2013 and 2012:

(dollars in millions)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	$ Change	Percent Change
Advertising & Promotion (“A&P”)	$15	$25	$(10)	(40)%
Selling and Distribution	96	105	(9)	(9)%
General, Administrative and Other (“G&A”)	91	43	48	112%

Total	$202	$173	$29	17%

(dollars in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ Change	Percent Change
A&P	$31	$49	$(18)	(37)%
Selling and Distribution	191	214	(23)	(11)%
G&A	159	108	51	47%

Total	$381	$371	$10	3%

SG&A expenses for the quarter ended June 30, 2013 were $202 million, an increase of $29 million, or 17%, from $173 million in the prior year quarter. SG&A expenses for the six months ended June 30, 2013 were $381 million, an increase of $10 million, or 3%, from $371 million in the prior year period. A&P expenses decreased $10 million, or 40%, and $18 million, or 37%, in the quarter and six months ended June 30, 2013, respectively, as compared to the prior year periods, primarily due to decreases in promotional expenses relative to the prior year periods. Selling and distribution expenses decreased $9 million, or 9%, and $23 million, or 11%, in the quarter and six months ended June 30, 2013, respectively, as compared to the prior year periods, primarily due to a $10 million and a $20 million reduction in co-promote expenses in the quarter and six months ended June 30, 2013, respectively, as a result of the continued declines in ACTONEL net sales in Western Europe and Canada following the 2010 loss of exclusivity in both regions. Specifically, included in selling and distribution expenses were co-promote expenses of $50 million and $60 million in the quarters ended June 30, 2013 and 2012, respectively, and $100 million and $120 million in the six months ended June 30, 2013 and 2012, respectively (of which, $44 million related to the United States and Puerto Rico in each of the quarters ended June 30, 2013 and 2012 and $88 million related to the United States and Puerto Rico in each of the six month periods ended June 30, 2013 and 2012).

G&A expenses increased $48 million, or 112%, and $51 million, or 47%, in the quarter and six months ended June 30, 2013, respectively, relative to the prior year periods. Included in G&A expenses in the quarter and six months ended June 30, 2013 were $11 million of fees incurred in the quarter ended June 30, 2013 related to the Transaction. Included in G&A expenses in the quarter and six months ended June 30, 2012 was a $20 million gain relating to the reversal of the liability for contingent milestone payments to Novartis Pharmaceuticals Corporation (“Novartis”) in connection with our acquisition of the U.S. rights to ENABLEX in October 2010, as such payments have been deemed no longer probable of being paid in accordance with ASC Topic 450 “Contingencies”. Excluding the impact of the $11 million of Transaction fees and the $20 million contingent gain, G&A expenses increased $17 million, or 27%, and $20 million, or 16%, in the quarter and six months ended June 30, 2013, respectively, relative to the prior year periods, primarily due to an increase in legal and professional fees.

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

In the quarter ended June 30, 2013, we recorded restructuring income of $2 million, which was comprised of pretax severance income of $1 million recorded based on estimated future payments in accordance with specific contractual terms and employee specific events and pension-related curtailment gains of $1 million. In the six months ended June 30, 2013, we recorded restructuring income of $3 million, which was comprised of pretax severance income of $3 million recorded based on estimated future payments in accordance with specific contractual terms and employee specific events and pension-related curtailment gains of $1 million, offset, in part, by non-personnel related costs of $1 million.

In the quarter ended June 30, 2012, we incurred pretax severance costs of $7 million, which were offset, in full, by pension-related curtailment gains of $7 million. In the six months ended June 30, 2012, we recorded restructuring costs of $50 million, which were comprised of pretax severance costs of $57 million and other restructuring costs of $1 million, offset, in part, by pension-related curtailment gains of $8 million.

We do not expect to record any material expenses relating to the Western European restructuring in future periods. The majority of the remaining severance-related costs and other liabilities are expected to be settled in cash within the next twelve months.

R&D

Our research and development (“R&D”) expenses were comprised of the following for the quarters and six months ended June 30, 2013 and 2012:

(dollars in millions)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	$ Change	Percent Change
Unallocated overhead expenses	$14	$15	$(1)	(7)%
Expenses allocated to specific projects	17	5	12	240%
Payments to third parties	1	2	(1)	(50)%
Regulatory fees	1	1	—	—%

Total	$33	$23	$10	43%

(dollars in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ Change	Percent Change
Unallocated overhead expenses	$29	$31	$(2)	(6)%
Expenses allocated to specific projects	26	13	13	100%
Payments to third parties	1	2	(1)	(50)%
Regulatory fees	2	2	—	—%

Total	$58	$48	$10	21%

Our investment in R&D increased $10 million, or 43%, and $10 million, or 21%, in the quarter and six months ended June 30, 2013, respectively, as compared to the prior year periods. Our R&D expenses consist of our internal development costs, fees paid to contract development groups, regulatory fees and license fees paid to third parties. R&D expenditures are subject to fluctuation due to the timing and stages of development of our various R&D projects. Project-related costs in the quarter and six months ended June 30, 2013 primarily related to project spend within our dermatology, women’s healthcare and gastroenterology therapeutic categories. Project related costs in the quarter and six months ended June 30, 2012 primarily related to project spend within our women’s healthcare, dermatology and gastroenterology therapeutic categories.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets in the quarters ended June 30, 2013 and 2012 was $110 million and $124 million, respectively. Amortization of intangible assets in the six months ended June 30, 2013 and 2012 was $220 million and $254 million, respectively. Our amortization methodology is calculated on either an economic benefit model or on a straight-line basis to match the expected useful life of the asset, with identifiable assets assessed individually or by product family. The economic benefit model is based on expected future cash flows and typically results in accelerated amortization for most of our products. We continuously review the remaining useful lives of our identified intangible assets based on each product or product family’s estimated future cash flows. In the event that we do not achieve the expected cash flows from any of our products or lose market exclusivity for any of our products as a result of the expiration of a patent, the expiration of FDA exclusivity or an at-risk launch of a competing generic product, we may accelerate amortization or record an impairment charge in respect of the related intangible asset, which may be material. Based on our review of future cash flows, we recorded an impairment charge in the quarter ended June 30, 2012 of $106 million, $101 million of which was attributable to the impairment of our DORYX intangible asset following the April 30, 2012 decision of the U.S. District Court for the District of New Jersey holding that neither Mylan’s nor Impax’s proposed generic version of DORYX 150 infringed U.S. Patent No. 6,958,161 covering DORYX 150 and Mylan’s subsequent introduction of a generic product in early May 2012. We expect our 2013 amortization expense to decline compared to 2012 as most of our intangible assets are amortized on an accelerated basis.

Net interest expense

Our net interest expense was comprised of the following for the quarters and six months ended June 30, 2013 and 2012:

(dollars in millions)	Quarter Ended June 30, 2013	Quarter Ended June 30, 2012	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$49	$47	$2	4%
Amortization of deferred loan costs	3	5	(2)	(40)%
Write-off of deferred loan costs, including refinancing premium	8	—	8	100%

Total	$60	$52	$8	15%

(dollars in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ Change	Percent Change
Interest expense on outstanding indebtedness, net of interest income	$100	$97	$3	3%
Amortization of deferred loan costs	7	9	(2)	(22)%
Write-offs of deferred loan costs, including refinancing premium	18	8	10	125%

Total	$125	$114	$11	10%

Net interest expense for the quarter ended June 30, 2013 was $60 million, an increase of $8 million, or 15%, compared to $52 million in the prior year quarter. Included in net interest expense in the quarter ended June 30, 2013 was $8 million relating to the write-off of deferred loan costs associated with a $150 million optional prepayment of term loan indebtedness made during the quarter ended June 30, 2013 under the Senior Secured Credit Facilities. Excluding this write-off of deferred loan costs, net interest expense for the quarter ended June 30, 2013 was flat as compared to the prior year quarter as higher interest expense on outstanding indebtedness resulting from an increase in the weighted average amount of indebtedness outstanding, was offset, in full, by a reduction in the amortization of deferred loan costs.

Net interest expense for the six months ended June 30, 2013 was $125 million, an increase of $11 million, or 10%, compared to $114 million in the prior year period. Included in net interest expense in the six months ended June 30, 2013 and 2012 were $18 million and $8 million, respectively, relating to the write-off of deferred loan costs associated with optional prepayments of $400 million and $350 million, respectively, of term loan indebtedness made during such periods under the Senior Secured Credit Facilities. Excluding these write-offs of deferred loan costs, net interest expense for the six months ended June 30, 2013 was relatively flat as compared to the prior year period as higher interest expense on outstanding indebtedness resulting from an increase in the weighted average amount of indebtedness outstanding, was offset, in part, by a reduction in the amortization of deferred loan costs.

Provision for Income Taxes

We operate in many tax jurisdictions, including: Ireland, the United States, the United Kingdom, Puerto Rico, Germany, Switzerland, Canada and other Western European countries. Our effective tax rate for the quarter and six months ended June 30, 2013 was 16% and 19%, respectively. Our effective tax rate for the quarter and six months ended June 30, 2012 was 41% and 30%, respectively. The effective income tax rate for interim reporting periods reflects the changes in income mix among the various tax jurisdictions in which we operate, the impact of discrete items, as well as the overall level of consolidated income before income taxes. Our effective tax rate is impacted by a significant portion of our pretax income being generated in Puerto Rico, which is taxed at 2%. As a result, the estimated annual effective tax rates applied to income before discrete items for the periods are significantly below 35%. For the six months ended June 30, 2013, the discrete items did not have a significant impact on the effective tax rate. For the six months ended June 30, 2012, the discrete items, all of which negatively impacted our effective tax rate, included reserves related to the restructuring of certain of our Western European operations as well as the impairment relating to our DORYX intangible asset. Our estimated annual effective tax rate for all periods includes the impact of changes in income tax liabilities related to reserves recorded under ASC Topic 740 “Accounting for Income Taxes”.

Net Income

Due to the factors described above, we reported net income of $108 million and $53 million in the quarters ended June 30, 2013 and 2012, respectively, and $221 million and $166 million in the six months ended June 30, 2013 and 2012, respectively.

Operating Results by Segment

Effective October 1, 2012, we consider our business to be a single segment entity constituting the development, manufacturing and sale on a global basis of pharmaceutical products. Our chief operating decision maker (the “CEO”) evaluates the various global products on a net sales basis. Executives reporting to the CEO include those responsible for operations and supply chain management, R&D, sales and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. In addition, the CEO reviews U.S. revenue specifically as it constitutes the substantial majority of our overall revenue. Prior to October 1, 2012, our business was organized as two segments: North America and the Rest of World, consistent with how our business was run at that time.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2013, our cash on hand was $224 million, as compared to $474 million at December 31, 2012. As of June 30, 2013, our total outstanding debt was $3,490 million and consisted of $2,233 million of term loan borrowings under the Senior Secured Credit Facilities, $1,250 million aggregate principal amount of 7.75% Notes (as defined below), and $7 million of unamortized premium attributable to the 7.75% Notes.

The following table summarizes our net change in cash and cash equivalents for the periods presented:

(dollars in millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net cash provided by operating activities	$289	$364
Net cash provided by / (used in) investing activities	3	(17)
Net cash (used in) financing activities	(540)	(433)
Effect of exchange rates on cash and cash equivalents	(2)	—

Net (decrease) in cash and cash equivalents	$(250)	$(86)

Our net cash provided by operating activities for the six months ended June 30, 2013 decreased $75 million compared to the prior year period. We reported net income of $221 million in the six months ended June 30, 2013 as compared to $166 million for the prior year period. Net income in both periods was negatively impacted by certain non-cash expenses. The decline in our net cash provided by operating activities in the six months ended June 30, 2013 relative to the prior year period was due primarily to the timing of cash payments related to certain working capital items, in particular the timing of collections of our accounts receivable, offset, in part, by decreases in cash payments for severance and co-promotion expenses compared to the prior year period. We have $65 million of total liabilities recorded for unrecognized tax benefits (including interest) under ASC Topic 740 “Accounting for Income Taxes.” At present, due to changes in the status of matters before various tax authorities, we do not expect a significant amount, if any, of these recorded liabilities to be settled within the next twelve months.

Our net cash provided by investing activities during the six months ended June 30, 2013 totaled $3 million, which was comprised of proceeds received from the sale of our previous corporate aircraft of approximately $15 million, offset, in part, by capital expenditures of $12 million. Our net cash used in investing activities in the six months ended June 30, 2012 totaled $17 million and consisted of capital expenditures.

Our net cash used in financing activities in the six months ended June 30, 2013 totaled $540 million and consisted principally of optional prepayments and repayments of $484 million aggregate principal amount of term debt under the Senior Secured Credit Facilities and cash paid of $59 million related to dividends to our shareholders in the quarter ended June 30, 2013 (with the remaining $4 million dividend payable to be funded in future periods). Our net cash used in financing activities in the six months ended June 30, 2012 totaled $433 million and consisted principally of optional prepayments and repayments of $409 million aggregate principal amount of term debt under the Senior Secured Credit Facilities. We also paid $32 million in the six months ended June 30, 2012 to redeem ordinary shares under our Prior Redemption Program.

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

The fair value as of June 30, 2013 and December 31, 2012 of our debt outstanding under the Senior Secured Credit Facilities, as determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets, was approximately $2,233 million ($2,233 million book value) and $2,744 million ($2,718 million book value), respectively.

As of June 30, 2013, there were letters of credit totaling $2 million outstanding. As a result, we had $248 million available under the Revolving Credit Facility as of June 30, 2013. We made optional prepayments of $150 million and $400 million in the quarter and six months ended June 30, 2013, respectively, of our term loan indebtedness under the Senior Secured Credit Facilities.

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

On September 29, 2010, the Issuers issued an additional $500 million aggregate principal amount of the 7.75% Notes at a premium of $10 million. The proceeds from the issuance of the additional 7.75% Notes were used by us to fund our $400 million upfront payment in connection with our acquisition from Novartis of the U.S. rights to ENABLEX on October 18, 2010, and for general corporate purposes. The additional 7.75% Notes constitute a part of the same series, and have the same guarantors, as the 7.75% Notes issued in August 2010. The $10 million premium received was added to the face value of the 7.75% Notes and is being amortized over the life of the 7.75% Notes as a reduction to reported interest expense.

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

The fair value of our outstanding 7.75% Notes ($1,250 million book value), as determined in accordance with ASC 820 under Level 2 based upon quoted prices for similar items in active markets, was $1,350 million and $1,325 million as of June 30, 2013 and December 31, 2012, respectively.

Components of Indebtedness

As of June 30, 2013, our outstanding debt included the following:

	Current Portion	Long-Term	Total Outstanding
	as of	Portion as of	as of
(dollars in millions)	June 30, 2013	June 30, 2013	June 30, 2013
Revolving Credit Facility under the Senior Secured Credit Facilities	$—	$—	$—
Term loans under the Senior Secured Credit Facilities	189	2,044	2,233
7.75% Notes (including $7 unamortized premium)	1	1,256	1,257

Total	$190	$3,300	$3,490

As of June 30, 2013, scheduled mandatory principal repayments of long-term debt in the period from July 1, 2013 to December 31, 2013 and each of the five years ending December 31, 2014 through 2018 were as follows:

(dollars in millions) Year Ending December 31,	Aggregate Maturities
2013 (remaining)	$91
2014	197
2015	242
2016	87
2017	84
2018	2,782

Total long-term debt to be settled in cash	$3,483
7.75% Notes unamortized premium	7

Total long-term debt	$3,490

Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness, and to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the Transaction Agreement contains customary conduct of business covenants, which restrict our ability to, among other things, prepay or refinance our indebtedness, pay dividends under the Dividend Policy subsequent to the June 2013 semi-annual dividend, redeem our ordinary shares or engage in strategic transactions, in each case without Actavis’s consent. Any declaration by our Board of Directors to pay future cash dividends on our ordinary shares under the Dividend Policy would also depend on our earnings and financial condition and other relevant factors at such time. Based on the current level of operations, we believe that cash flows from the operations from our subsidiaries, available cash and short-term investments, together with borrowings available under the Senior Secured Credit Facilities, will be adequate to meet our future liquidity needs for the next twelve months. We note that future cash flows from operating activities may be adversely impacted by the settlement of contingent liabilities and could fluctuate significantly from quarter-to-quarter based on the timing of certain working capital components and capital expenditures. In addition, our cash flows from operating activities will be significantly impacted by the total cash required to settle accrued expenses in connection with the timing of payments for product rebates and other sales-related deductions. Subject to the terms of the Transaction Agreement, we continue to explore ways to enhance shareholder value. To the extent we generate excess cash flow from operations, net of cash flows from investing activities, we may, subject to Actavis’s consent (as applicable) under the terms of the Transaction Agreement, make optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions, return capital to our shareholders or pursue compelling strategic alternatives. As a result of the above mentioned prepayments of long-term debt, if any, we may recognize non-cash expenses for the write-off of applicable deferred loan costs which is a component of interest expense. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness under the Senior Secured Credit Facilities and 7.75% Notes or to cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we engage in strategic business transactions in the future, such as acquisitions or joint ventures or pay a special dividend, we may require new sources of funding including additional debt, or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all. We also regularly evaluate our capital structure and, when we deem prudent and subject to Actavis’s consent (as applicable) under the terms of the Transaction Agreement, will take steps to reduce our cost of capital through refinancings of our existing debt, equity issuances or repricing amendments to our existing facilities. We expect that New Actavis will refinance the Senior Secured Credit Facilities in connection with, and subject to, the consummation of the Transaction.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on debt and movements in exchange rates among foreign currencies. We had neither foreign currency option contracts nor any interest rate hedges as of June 30, 2013.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Interest Rate Risk

We manage debt and overall financing strategies centrally using a combination of short- and long-term loans with either fixed or variable rates. Based on variable rate debt levels of $2,233 million as of June 30, 2013, a 1.0% change in interest rates would impact net interest expense by approximately $6 million per quarter. However, our term loan indebtedness outstanding under the Senior Secured Credit Facilities (other than the Term B-4/5 Loan) is subject to a LIBOR floor of 0.75% to 1.0%. Currently, LIBOR rates are below the floor of 0.75% and therefore an increase in LIBOR rates would only start to impact our net interest expense (other than in respect of the Term B-4/5 Loan) to the extent it exceeds the floor of 0.75%.

Foreign Currency Risk

A significant portion of our earnings, assets and liabilities are in foreign jurisdictions where transactions are denominated in currencies other than the U.S. dollar (primarily the Euro and British pound). In addition, we have intercompany financing arrangements between our entities, certain of which may be denominated in a currency other than the functional currencies of such entities. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and impact our results of operations. Our international-based revenues, as well as our international net assets, expose our revenues and earnings to foreign currency exchange rate fluctuations.

We may enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. As of June 30, 2013, we had no derivative financial instruments. Derivative financial instruments are not expected to be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. Although we may decide to mitigate some of this risk with hedging and other activities, our business will remain subject to foreign exchange risk from foreign currency transaction and translation exposures that we may not be able to manage through effective hedging or the use of other financial instruments.

Inflation

Inflation did not have a material impact on our operations during the quarters and six months ended June 30, 2013 and 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See “Note 15” to our notes to the condensed consolidated financial statements for the quarter and six months ended June 30, 2013 included in this Quarterly Report on Form 10-Q for a description of our significant legal proceedings, which is incorporated by reference herein.

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

Item 6.	Exhibits

2.1	Transaction Agreement, dated May 19, 2013, by and among Warner Chilcott Public Limited Company, Actavis, Inc., Actavis Limited, Actavis Ireland Holding Limited, Actavis W.C. Holding LLC and Actavis W.C. Holding 2 LLC (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by Warner Chilcott plc on May 20, 2013).

2.2	Appendix III to Rule 2.5 Announcement, dated May 20, 2013 (Conditions of the Acquisition and the Scheme) (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by Warner Chilcott plc on May 20, 2013).

2.3	Expenses Reimbursement Agreement, dated May 19, 2013, by and between Warner Chilcott Public Limited Company and Actavis, Inc. (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by Warner Chilcott plc on May 20, 2013).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements for Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER CHILCOTT PUBLIC LIMITED COMPANY

Date: July 24, 2013	By:	/s/ ROGER M. BOISSONNEAULT
	Name:	Roger M. Boissonneault
	Title:	President and Chief Executive Officer

Date: July 24, 2013	By:	/s/ PAUL HERENDEEN
	Name:	Paul Herendeen
	Title:	Executive Vice President and Chief Financial Officer